Form 10-Q
period 2021-06-30
Fifth Wall Acquisition Corp. I
filed 2021-08-13
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 13, 2021, 35,547,500 Class A common shares, par value $0.0001 per share, and 8,625,000 Class B common shares, par value $0.0001 per share, were issued and outstanding.

FIFTH WALL ACQUSITION CORP. I

Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

FIFTH WALL ACQUSITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$655,155	$—
Prepaid expenses	1,352,970	—
Total current assets	2,008,125	—
Investments held in Trust Account	345,016,945	—
Deferred offering costs	—	153,990
Total Assets	$347,025,070	$153,990

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$337,050	$38,045
Accrued expenses	2,119,806	97,289
Due to related party	15,080	—
Franchise tax payable	97,759	175
Total current liabilities	2,569,695	135,509
Deferred underwriting commissions	12,075,000	—
Total liabilities	14,644,695	135,509

Commitments and Contingencies
Class A common stock, $0.0001 par value; 32,738,037 shares subject to possible redemption at $10.00 per share	327,380,370	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,809,463 and -0- shares issued and outstanding (excluding 32,738,037 and -0- shares subject to possible redemption)" as of June 30, 2021 and December 31, 2020, respectively	281	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	8,271,907	24,137
Accumulated deficit	(3,273,046)	(6,519)
Total stockholders' equity	5,000,005	18,481
Total Liabilities and Stockholders' Equity	$347,025,070	$153,990

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUSITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2021

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
General and administrative expenses	$2,968,471	$3,185,888
Franchise tax expenses	49,315	97,584
Loss from operations	(3,017,786)	(3,283,472)
Income from investments held in Trust Account	4,065	16,945
Net loss	$(3,013,721)	$(3,266,527)

Weighted average shares outstanding of redeemable Class A common stock	34,500,000	34,500,000

Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.00

Weighted average shares outstanding of non-redeemable Class A and Class B common stock	9,672,500	9,204,392

Basic and diluted net income per share, non-redeemable Class A and Class B common stock	$(0.31)	$(0.35)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUSITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(6,519)	$18,481
Sale of shares in initial public offering, gross	34,500,000	3,450	—	—	344,996,550	—	345,000,000
Offering costs	—	—	—	—	(19,846,579)	—	(19,846,579)
Sale of private placement shares to Sponsor in private placement	1,047,500	105	—	—	10,474,895	—	10,475,000
Class A Common stock subject to possible redemption	(33,039,409)	(3,304)	—	—	(330,390,786)	—	(330,394,090)
Net loss	—	—	—	—	—	(252,806)	(252,806)
Balance — March 31, 2021 (unaudited)	2,508,091	251	8,625,000	863	5,258,217	(259,325)	5,000,006
Class A Common stock subject to possible redemption	301,372	30	—	—	3,013,690	—	3,013,720
Net loss	—	—	—	—	—	(3,013,721)	(3,013,721)
Balance — June 30, 2021 (unaudited)	2,809,463	$281	$8,625,000	$863	$8,271,907	$(3,273,046)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH WALL ACQUSITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(3,266,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(16,945)
Changes in operating assets and liabilities:
Prepaid expenses	(1,352,970)
Accounts payable	299,005
Due to related party	15,080
Accrued expenses	2,021,968
Franchise tax payable	97,584
Net cash used in operating activities	(2,202,805)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	117,517
Proceeds from note payable to related parties	(117,517)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	10,475,000
Offering costs paid	(7,617,040)
Net cash provided by financing activities	347,857,960

Net change in cash	655,155

Cash - beginning of the period	—
Cash - end of the period	$655,155

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$549
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Initial value of Class A common stock subject to possible redemption	$330,668,410
Change in initial value of Class A common stock subject to possible redemption	$(3,288,040)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 23, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, as well as completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Fifth Wall Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).  The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, the Company consummated its Initial Public Offering of 34,500,000 shares of Class A common stock, including the issuance of 4,500,000 shares of Class A common stock as a result of the underwriters’ exercise in full of its over-allotment option (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $345.0 million, and incurring offering costs of approximately $19.8 million, inclusive of approximately $12.1 million in deferred underwriting commissions (Note 5).

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

The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors an aggregate of 15,500,000 shares of the Company’s common stock, at a per share price of $10 for an aggregate purchase price of $155 million concurrent with the Closing, on the terms and subject to the conditions set forth therein (the “PIPE Financing”). The Subscription Agreements contain customary representations and warranties of the Company, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Shares of the Company’s common stock to be issued and sold to the PIPE Investors pursuant to the Subscription Agreements will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Each Subscription Agreement provides that FWAA will grant the PIPE Investors certain customary registration rights.

The Merger Agreement and other related agreements have been reported and filed on a Current Report on Form 8-K with the SEC on April 22, 2021.

FIFTH WALL ACQUSITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $655,000 in its operating bank account and working capital deficit of approximately $562,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $118,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 12, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 16, 2021 and February 8, 2021, respectively.

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

FIFTH WALL ACQUSITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

FIFTH WALL ACQUSITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Shares Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 32,738,037 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

FIFTH WALL ACQUSITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $686,000 and approximately $1,000, respectively, with a full valuation allowance against them.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of income from investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of June 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (loss) per common stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

FIFTH WALL ACQUSITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Redeemable Class A common stock
Numerator: Income allocable to redeemable Class A common stock
Income from investments held in Trust Account	$4,065	$16,945
Less: Company's portion available to be withdrawn to pay taxes	(4,065)	(16,945)
Net income attributable	$—	$—
Denominator: Weighted average redeemable Class A common stock
Basic and diluted weighted average shares outstanding of redeemable Class A common stock	34,500,000	34,500,000
Basic and diluted net income per ordinary share, redeemable Class A common stock	$0.00	$0.00

Non-redeemable Class A and Class B common stock
Numerator: Net loss minus net income allocable to redeemable Class A common stock
Net (loss) income	$(3,013,721)	$(3,266,527)
Net income allocable to redeemable Class A common stock	—	—
Net (loss) income attributable to non-redeemable Class A and Class B common stock	$(3,013,721)	$(3,266,527)
Denominator: weighted average of non-redeemable Class A and Class B common stock
Basic and diluted weighted average shares outstanding of non-redeemable Class A and Class B common stock	9,672,500	9,204,392
Basic and diluted net (loss) income per ordinary share, non-redeemable Class A and Class B common stock	$(0.31)	$(0.35)

Recently Accounting Pronouncements

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

FIFTH WALL ACQUSITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In connection with the execution of the Merger Agreement, the initial stockholder entered into a Sponsor Agreement with the Company, whereby the initial stockholder agreed that upon the completion of the transactions contemplated by the Merger Agreement, the initial stockholder's Founder Shares will be subject to the following transfer restrictions: (a) 40% of such shares will be subject to a one year lock-up following the completion of the Business Combination, and will be released from such lock-up if the closing price of common stock equals or exceeds $12.00 for any 20 trading days in a 30-consecutive trading day period commencing 150 days after the closing initial Business Combination, (b) 30% of such shares will be subject to a two year lock-up following the completion of the Business Combination, and will be released from such lock-up if the closing price of common stock equals or exceeds $15.00 for any 20 trading days in a 30-consecutive trading day period commencing after the first anniversary of the closing of the initial Business Combination and (c) 30% of such shares will be subject to a three year lock-up following the completion of the Business Combination, and will be released from such lock-up if the closing price of common stock equals or exceeds $17.50 for any 20 trading days in a 30-consecutive trading day period commencing after the first anniversary of the closing of the initial Business Combination. If earlier, each of the foregoing lock-up periods would terminate on the date after the closing of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Due to Related Party

An affiliate of our Sponsor paid general and administrative expenses on behalf of the Company. An aggregate of approximately $15,000, is reflected in the accompanying condensed balance sheets are outstanding as of June 30, 2021. These amounts are due on demand and are non-interest bearing. There were no amounts outstanding as of December 31, 2020.

Related Party Loans

On December 2, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of February 9, 2021, the Company borrowed approximately $118,000 under the Note.  On February 12, 2021, the Company repaid the Note in full. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

FIFTH WALL ACQUSITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 2,809,463 shares of Class A common stock outstanding, excluding 32,738,037 shares of Class A common stock subject to possible redemption, that were classified as temporary equity in the accompanying balance sheet. There were no Class A common stock outstanding as of December 31, 2020.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020 there were 8,625,000 shares of Class B common stock issued and outstanding.

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

FIFTH WALL ACQUSITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements

The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Significant Other	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - money market funds	$345,016,945	—	—

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the six months ended June 30, 2021. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed financial statements.

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

Our sponsor is Fifth Wall Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).  The registration statement for our Initial Public Offering was declared effective on February 4, 2020. On February 9, 2021, we consummated our Initial Public Offering of 34,500,000 shares of Class A common stock, including the issuance of 4,500,000 shares of Class A common stock as a result of the underwriters’ exercise in full of its over-allotment option (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $345.0 million, and incurring offering costs of approximately $19.8 million, inclusive of approximately $12.1 million in deferred underwriting commissions.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 9, 2023 (the “Combination Period”) and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law,; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

As more fully described in Note 1 to the Unaudited Condensed Financial Statements, on April 21, 2021, we (“FWAA”), entered into a merger agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among FWAA, Einstein Merger Corp. I, a Delaware corporation and a wholly owned subsidiary of FWAA (“Merger Sub”), and SmartRent.com, Inc., a Delaware corporation (“SmartRent”). The transactions set forth in the Merger Agreement, including the Merger (defined below), will constitute a “Business Combination” as contemplated by FWAA’s Amended and Restated Certificate of Incorporation. Subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into SmartRent, with SmartRent surviving as a wholly owned subsidiary of FWAA (the “Merger”). Upon the closing of the Merger and the other transactions contemplated by the Merger Agreement (the “Closing”), FWAA will change its name to “SmartRent, Inc.”.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $655,000 in its operating bank account and working capital deficit of approximately $467,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $118,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 12, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed merger with SmartRent. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

For the three months ended June 30, 2021, we had net loss of approximately $3 million, which consisted of approximately $4,000 in income from investments held in the Trust Account, less $2.9 million general and administrative expenses, which includes approximately $2.2 million in legal fees, and approximately, and $50,000 franchise tax expenses.

For the six months ended June 30, 2021, we had net loss of approximately $3.3 million, which consisted of approximately $16,000 in income from investments held in the Trust Account, less $3.1 million general and administrative expenses, which includes approximately $2.2 million in legal fees, and approximately, and $98,000 franchise tax expenses.

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

Critical Accounting Policies

Class A common stock subject to possible redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 32,738,037 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net income (loss) per common stock

Net income (loss) per common stock is computed by dividing net loss by the weighted-average number of common stock outstanding during the periods. At June 30, 2021, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into common stock and then share in the earnings of our Company. As a result, diluted loss per common stock is the same as basic loss per common share for the periods presented.

The unaudited condensed statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A redeemable common stock for the period is calculated by dividing the investment income from the Trust Account (net of applicable franchise taxes), by the weighted average number of Class A redeemable common stock outstanding for the periods.

Net loss per stock, basic and diluted for Class A and Class B nonredeemable common stock for the period is calculated by dividing the net loss, less net income attributable to Class A common stock , resulting in a net loss, by the weighted average number of Class A and Class B nonredeemable common stock outstanding for the periods.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.

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

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Shares, $345,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on February 8, 2021.

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
2.1

Merger Agreement, dated as of April 21, 2021, by and among Fifth Wall Acquisition Corp. I, Einstein Merger Corp. I and SmartRent.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 22, 2021).

2.2

Amendment No. 1 to Merger Agreement, dated as of July 23, 2021, by and between Fifth Wall Acquisition Corp. I and SmartRent.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 26, 2021).

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
10.1

Form of Lock-up Agreement, by and among Fifth Wall Acquisition Corp. I, SmartRent.com, Inc., and security holders of SmartRent.com, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 22, 2021).

10.2

Sponsor Agreement, dated as of April 21, 2021, by and among Fifth Wall Acquisition Corp. I, Fifth Wall Acquisition Sponsor, LLC and certain holders of the Company’s Class B Common Stock (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 22, 2021).

10.3

Support Agreement, dated as of April 21, 2021, by and among Fifth Wall Acquisition Corp. I and certain stockholders of SmartRent.com, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 22, 2021).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 22, 2021).
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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:	August 13, 2021	FIFTH WALL ACQUISITION CORP. I

By:
/s/Andriy Mykhaylovskyy
		Name:	Andriy Mykhaylovskyy
		Title:	Chief Financial Officer