Form 10-Q
period 2021-09-30
SmartRent, Inc.
filed 2021-11-10
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number: 001-39991

SMARTRENT, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-4218526
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

8665 E. Hartford Drive, Suite 200	85255
Scottsdale, Arizona	(Zip Code)
(Address of Principal Executive Offices)

(844) 479-1555

(Registrant’s telephone number, including area code)

Fifth Wall Acquisition Corp. I

(Former name and former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.0001 per share	SMRT	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of November 8, 2021, there were 193,864,107 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof, or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance, statements regarding our cash requirements, working capital needs and expected capital expenditures, and statements related to the COVID-19 pandemic and its ongoing impact on our business contained in this Report are forward‑looking statements.

We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in the section titled “Risk Factors” in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on September 23, 2021, and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include, among other things:

•	the growth rate of the smart home technology industry and consumer adoption of smart home technologies;
•	our ability to execute our business strategy within the smart home technology industry;
•	our ability to meet legal obligations, including laws and regulations related to security and privacy;
•	our ability to prevent unauthorized or inadvertent access to our information technology systems and customer or resident data;
•	the competitiveness of our market and pricing levels of our competitors;
•	our ability to hire, retain, manage and motivate employees, including key personnel;
•	the ability of our suppliers to produce or obtain quality products and services on a timely basis or in sufficient quantity;
•	our ability to manage risks associated with product liability, warranty, personal injury, property damage and recall matters;
•	interruptions to, or other problems with, our website and interactive user interface, information technology systems, manufacturing processes or other operations;
•	our ability to successfully identify, acquire, and integrate quality acquisition targets;
•	our ability to acquire and protect our intellectual property and acquire or make investments in other businesses, patents, technologies, products or services to grow the business;
•	our ability to fuel growth and accelerate the adoption of our products and services;
•	our ability to develop, design, and sell services that are differentiated from those of competitors; and
•

other risks and uncertainties, including those listed under the section titled “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on September 23, 2021, and in other filings we may make from time to time with the SEC.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward‑looking statements. The forward‑looking statements contained in this Report are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward‑looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward‑looking statements contained in this Report, they may not be predictive of results or developments in future periods.

Any forward‑looking statement that we make in this Report speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward‑looking statements, whether as a result of new information, future events or otherwise, after the date of this Report.

Item 1 – Financial Statements

SMARTRENT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$472,502	$38,618
Accounts receivable, net	32,942	20,787
Inventory	22,415	17,628
Deferred cost of revenue, current portion	6,566	6,782
Prepaid expenses and other current assets	22,932	3,840
Total current assets	557,357	87,655
Property and equipment, net	1,690	847
Deferred cost of revenue	16,282	10,072
Goodwill	4,162	4,162
Other long-term assets	3,343	1,113
Total assets	$582,834	$103,849

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$8,032	$2,275
Accrued expenses and other current liabilities	13,974	9,555
Deferred revenue, current portion	37,909	19,348
Current portion of long-term debt	1,652	1,651
Total current liabilities	61,567	32,829
Long-term debt, net	1,930	3,169
Deferred revenue	46,772	34,153
Other long-term liabilities	144	516
Total liabilities	110,413	70,667

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 and 105,995 shares authorized as of September 30, 2021 and December 31, 2020; No shares of preferred stock issued and outstanding as of September 30, 2021; 104,822 shares issued and outstanding as of December 31, 2020.	-	111,432

Stockholders' equity (deficit)
Common stock, $0.0001 par value; 500,000 and 140,595 shares authorized as of September 30, 2021 and December 31, 2020; 193,864 and 10,376 shares issued and outstanding as of September 30, 2021 and December 31, 2020	19	-
Additional paid-in capital	600,946	4,157
Accumulated deficit	(128,645)	(82,642)
Accumulated other comprehensive income	101	235
Total stockholders' equity (deficit)	472,421	(78,250)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$582,834	$103,849

See accompanying Notes to Consolidated Financial Statements

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue
Hardware	$22,025	$9,782	$48,452	$23,956
Professional services	8,180	4,717	15,345	9,558
Hosted services	4,927	2,089	12,172	5,419
Total revenue	35,132	16,588	75,969	38,933

Cost of revenue
Hardware	24,565	10,428	49,222	24,991
Professional services	14,115	4,842	25,849	11,591
Hosted services	3,240	1,351	7,817	3,735
Total cost of revenue	41,920	16,621	82,888	40,317

Operating expense
Research and development	6,881	2,637	14,057	6,641
Sales and marketing	4,948	1,328	9,094	4,048
General and administrative	7,910	4,104	15,673	12,759
Total operating expense	19,739	8,069	38,824	23,448

Loss from operations	(26,527)	(8,102)	(45,743)	(24,832)

Interest expense, net	(57)	(130)	(199)	(510)
Other income (expense), net	(58)	(417)	69	(909)
Loss before income taxes	(26,642)	(8,649)	(45,873)	(26,251)

Provision for income taxes	43	48	130	170
Net loss	(26,685)	(8,697)	(46,003)	(26,421)
Other comprehensive loss
Foreign currency translation adjustment	(69)	100	(134)	132
Comprehensive loss	$(26,754)	$(8,597)	$(46,137)	$(26,289)
Net loss per common share
Basic and diluted	$(0.31)	$(1.07)	$(1.31)	$(3.68)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	85,273	8,148	35,181	7,188

See accompanying Notes to Consolidated Financial Statements

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share amounts)

	For the nine months ended September 30, 2021
	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income	Total Stockholder's Equity (Deficit)

Balance, December 31, 2020	21,458	$111,432	2,124	$-	$4,157	$(82,642)	$235	$(78,250)
Retroactive application of exchange ratio	83,364		8,252	-				-
Balance, December 31, 2020 as adjusted	104,822	111,432	10,376	-	4,157	(82,642)	235	(78,250)
Stock-based compensation					427			427
Issuance of Series C Convertible Preferred Stock	16,404	34,793
Common stock warrants issued to customers as consideration					22			22
Common stock warrants related to marketing expense					210			210
Exercise of warrants			2,457		5			5
Net loss						(9,267)		(9,267)
Other comprehensive loss							(128)	(128)
Balance, March 31, 2021	121,226	146,225	12,833	-	4,821	(91,909)	107	(86,981)
Stock-based compensation					428			428
Common stock warrants issued to customers as consideration					18			18
Common stock warrants related to marketing expense					149			149
Net loss						(10,051)		(10,051)
Other comprehensive income							63	63
Balance, June 30, 2021	121,226	146,225	12,833	-	5,416	(101,960)	170	(96,374)
Conversion of Convertible Preferred Stock to Common Stock	(121,226)	(146,225)	121,226	13	146,212			146,225
Reverse recapitalization, net of transaction costs			59,657	6	444,763			444,769
Stock-based compensation					4,307			4,307
Redemption of warrants			148	-				-
Common stock warrants issued to customers as consideration					64			64
Common stock warrants related to marketing expense					184			184
Net loss						(26,685)		(26,685)
Other comprehensive income							(69)	(69)
Balance, September 30, 2021	-	$-	193,864	$19	$600,946	$(128,645)	$101	$472,421

See accompanying Notes to Consolidated Financial Statements

SMARTNT, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share amounts)

	For the nine months ended September 30, 2020
	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income	Total Stockholder's Equity (Deficit)
Balance, December 31, 2019	15,181	$46,206	996	$-	$1,104	$(45,533)	$-	$(44,429)
Retroactive application of exchange ratio	58,978		3,869
Balance, December 31, 2019 as adjusted	74,159	46,206	4,865	-	1,104	(45,533)	-	(44,429)
Stock-based compensation			4,123		261			261
Issuance of Series C Preferred Stock for cash, net of offering costs	21,089	44,950
Conversion of Convertible Note to Series C-1 Preferred Stock	3,717	7,787
Issuance of common stock in connection with acquisition			1,373		813			813
Common stock warrants related to marketing expense					146			146
Net loss						(7,276)		(7,276)
Other comprehensive loss							(14)	(14)
Balance, March 31, 2020	98,965	98,943	10,361	-	2,324	(52,809)	(14)	(50,499)
Stock-based compensation					641			641
Issuance of Series C Preferred Stock for cash, net of offering costs	5,857	12,489						-
Common stock warrants related to marketing expense					36			36
Exercise of warrants			15					-
Net loss						(10,448)		(10,448)
Other comprehensive income							46	46
Balance, June 30, 2020	104,822	111,432	10,376	-	3,001	(63,257)	32	(60,224)
Stock-based compensation					440			440
Common stock warrants related to marketing expense					160			160
Net loss						(8,697)		(8,697)
Other comprehensive income							100	100
Balance, September 30, 2020	104,822	$111,432	10,376	$-	$3,601	$(71,954)	$132	$(68,221)

See accompanying Notes to Consolidated Financial Statements

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except per share amounts)

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,003)	$(26,421)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	303	217
Amortization of debt discount	12	5
Non-employee warrant expense	647	342
Provision for warranty expense	5,928	146
Loss on extinguishment of debt	-	164
Non-cash lease expense	327	327
Stock-based compensation related to acquisition	607	502
Non-cash compensation expense related to acquisition	-	3,353
Stock-based compensation	4,555	840
Non-cash interest expense	-	100
Provision for excess and obsolete inventory	50	-
Provision for doubtful accounts	122	-
Change in operating assets and liabilities
Accounts receivable	(12,260)	(26,840)
Inventory	(5,010)	(7,380)
Deferred cost of revenue	(5,995)	(6,673)
Prepaid expenses and other assets	(18,029)	(5,201)
Accounts payable	5,110	2,981
Accrued expenses and other liabilities	(1,925)	134
Deferred revenue	30,170	21,800
Lease liabilities	(354)	(707)
Net cash used in operating activities	(41,745)	(42,311)
CASH FLOWS FROM INVESTING ACTIVITIES
Zenith acquisition, net of cash acquired	-	(2,382)
Purchase of property and equipment	(851)	(274)
Payment for loan receivable	(2,000)	-
Net cash used in investing activities	(2,851)	(2,656)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	-	7,179
Payments on revolving line of credit	-	(11,981)
Payments on term loan	(1,251)	-
Payments on note payable related to acquisition	-	(4,327)
Proceeds from warrant exercise	5	-
Proceeds from convertible notes	-	50
Convertible preferred stock issued	35,000	57,500
Payments of convertible preferred stock transaction costs	(207)	(61)
Proceeds from business combination and private offering	500,628	-
Payments of business combination and private offering transaction costs	(55,644)	-
Net cash provided by financing activities	478,531	48,360
Effect of exchange rate changes on cash and cash equivalents	(51)	164
Net increase in cash and cash equivalents	433,884	3,557
Cash and cash equivalents - beginning of period	38,618	21,424
Cash and cash equivalents - end of period	$472,502	$24,981

See accompanying Notes to Consolidated Financial Statements

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	For the nine months ended September 30,
	2021	2020
Supplemental disclosure of cash flow information
Interest paid	$197	$281
Cash paid for income taxes	$90	$44
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	$297	$6
Conversion of convertible debt to preferred stock	$-	$7,787
Common stock issued as consideration for acquisition	$-	$813

See accompanying Notes to Consolidated Financial Statements

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1.	DESCRIPTION OF BUSINESS

SmartRent, Inc., and its wholly owned subsidiaries, (collectively the “Company”) formerly known as Fifth Wall Acquisition Corp. I (“FWAA”), was originally incorporated in Delaware on November 23, 2020, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 9, 2021, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq National Market (“Nasdaq”). On April 21, 2021, FWAA entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with SmartRent.com, Inc. (“Legacy SmartRent”) and Einstein Merger Corp. I, a wholly owned subsidiary of FWAA (“Merger Sub”). On August 24, 2021, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, FWAA changed its name to SmartRent, Inc. and its shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “SMRT.” As a result of the Business Combination, SmartRent, Inc. became the owner, directly or indirectly, of all of the equity interests of Legacy SmartRent and its subsidiaries.

The Company is an enterprise software company that provides a fully integrated, brand-agnostic smart home operating system to residential property owners and operators, as well as homebuilders, “iBuyers,” developers, and residents. SmartRent’s solutions are designed to provide communities with visibility and control over assets while providing additional revenue opportunities through all-in-one home control offerings for residents. The Company is headquartered in Scottsdale, Arizona.

The Business Combination

The Company entered into the Merger Agreement in April 2021 and consummated the Business Combination in August 2021. Upon the closing of the Business Combination, Merger Sub merged with and into Legacy SmartRent, with Legacy SmartRent continuing as the surviving company and changing its name to “SmartRent Technologies, Inc.” In connection with the consummation of the Business Combination, the Company changed its name from “Fifth Wall Acquisition Corp. I” to “SmartRent, Inc.” and changed its trading symbol and securities exchange from “FWAA” on Nasdaq to “SMRT” on the NYSE.

Upon the closing of the Business Combination, the Company's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 550,000 shares, of which 500,000 shares were designated common stock, $0.0001 par value per share, and of which 50,000 shares were designated preferred stock, $0.0001 par value per share.

Upon consummation of the Business Combination, each share of Legacy SmartRent convertible preferred stock and common stock issued and outstanding was canceled and converted into the right to receive approximately 4.8846 shares (the “Exchange Ratio”) of the Company’s Class A common stock, par value $0.0001 per share (“Common Stock”).

Outstanding stock options and restricted stock units, whether vested or unvested, to purchase or receive shares of Legacy SmartRent common stock granted under the 2018 Stock Plan (see Note 8) converted into stock options and restricted stock units to purchase shares of the Company’s Common Stock upon the same terms and conditions that were in effect with respect to such stock options and restricted stock units immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

Outstanding warrants, whether vested or unvested, to purchase shares of Legacy SmartRent common stock (see Note 7) converted into warrants for shares of the Company’s Common Stock upon the same terms and conditions that were in effect with respect to such warrants immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

In connection with the Business Combination,

•

Holders of less than 1,000 shares of FWAA’s Class A Common Stock sold in its initial public offering (the “Initial Shares”) properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from FWAA’s initial public offering, calculated as of two business days prior to the consummation of the Business Combination. Each such share was redeemed for approximately $10.00 per share, or $2 in the aggregate;

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

•	The shares of FWAA Class B Common Stock held by Fifth Wall Acquisition Sponsor, LLC (“Sponsor”) and FWAA’s independent directors automatically converted to 8,625 shares of Common Stock; and,
•

Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors purchased an aggregate of 15,500 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $155,000 (the “PIPE Investment”). At the closing of the Business Combination, the Company consummated the PIPE Investment.

The Company incurred direct and incremental costs of approximately $55,859 in connection with the Business Combination and the related equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds.

The Company accounted for this transaction as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, FWAA was treated as the “acquired” company for financial reporting purposes. See Note 2 "Significant Accounting Policies" for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy SmartRent issuing stock for the net assets of FWAA, accompanied by a recapitalization. The net assets of FWAA are stated at historical cost, with no goodwill or intangible assets recorded.

Prior to the Business Combination, Legacy SmartRent and FWAA filed separate standalone federal, state, and local income tax returns. As a result of the Business Combination, SmartRent, Inc. will file a consolidated income tax return. For legal purposes, FWAA acquired Legacy SmartRent, and the transaction represents a reverse acquisition for federal income tax purposes - SmartRent Inc. will be the parent of the consolidated group with SmartRent Technologies, Inc. as a subsidiary, but in the year of the closing of the Business Combination, the consolidated tax return of SmartRent Inc. will include a full-year of Legacy SmartRent with FWAA joining in the return the day after the closing of the Business Combination.

Upon closing of the Business Combination, the Company received gross proceeds of $500,628 from the Business Combination and PIPE Investment, offset by offerings costs of $55,859. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity for the period ended September 30, 2021:

Cash - Trust and cash, net of redemptions	$345,628
Cash - PIPE Investment	155,000
Gross proceeds from Business Combination	500,628
Less: transaction costs and advisory fees, paid	(55,644)
Net proceeds from Business Combination	444,984
Less: transaction costs and advisory fees, accrued	(215)
Reverse recapitalization, net of transaction costs	$444,769

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements of the Company at that date. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Consolidated Financial Statements related to the three and nine months ended September 30, 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any future period.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. To date, the Company has been funded primarily by preferred stock financings, cash from operations, and debt proceeds. We received approximately $444,984 in cash proceeds, net of fees and transaction costs funded in connection with the August 24, 2021 Closing of the Business Combination, which included approximately $155,000 from the PIPE Investment.

Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations for at least one year past the issuance date of these financial statements. The Company may need to raise additional capital through equity or debt financing to fund future operations until it generates positive operating cash flows. There can be no assurance that such additional equity or debt financing will be available on terms acceptable to the Company, or at all.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period. These estimates made by management include the determination of allowance balances for the Company’s inventories on hand, allowance for doubtful accounts, warranty liabilities and certain assumptions used in the valuation of equity awards, including the estimated fair value of convertible preferred stock, the estimated fair value of common stock warrants and assumptions used to estimate the fair value of stock-based compensation expense. Actual results could differ materially from those estimates.

Impact of COVID-19

The extensive impact caused by the COVID-19 pandemic has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties and other jurisdictions have imposed, and may impose in the future, various measures, including, but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations and extended closures of businesses.

The timing of customer orders and the Company’s ability to fulfill orders received was impacted by various COVID-19-related government mandates, resulting in a reduction in units sold. The Company has also witnessed certain current and prospective customers delaying purchases based on budget constraints or project delays related to COVID-19. The broader and long-term implications of the COVID-19 pandemic on the Company’s workforce, operations and supply chain, customer demand, results of operations and overall financial performance remain uncertain.

The impact of COVID-19 and measures to prevent its spread have been impactful and continue to affect business in the following ways.

•Our workforce

Employee health and safety is a priority. In response to COVID-19, the Company established new protocols to help protect the health and safety of its workforce, including restricting employee travel, recommending that all non-essential personnel work from home and cancelled or reduced physical participation in sales activities, meetings, events and conferences and implemented additional safety protocols for essential workers.

•Operations and supply chain

The Company has experienced some production delays as a result of COVID-19, including impacts to our sourcing, manufacturing, and logistics channels.

•Demand for our products

The Company continues to engage with current and potential customers and believes some customers may continue to delay purchases because their development programs may also be delayed as a result of COVID-19.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Business Combination

The Business Combination is accounted for as a reverse recapitalization as Legacy Smartrent was determined to be the accounting acquirer under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 805, Business Combinations (ASC 805). The determination is primarily based on the evaluation of the following facts and circumstances:

•	the equity holders of Legacy SmartRent hold the majority of voting rights in the Company;
•	the board of directors of Legacy SmartRent represent a majority of the members of the board of directors of the Company or were appointed by Legacy SmartRent;
•	the senior management of Legacy SmartRent became the senior management of the Company; and
•	the operations of Legacy SmartRent comprise the ongoing operations of the Company.

In connection with the Business Combination, outstanding capital stock of Legacy SmartRent was converted into Common Stock of the Company, par value $0.0001 per share, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. Legacy SmartRent was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date are those of the Legacy SmartRent. The shares and corresponding capital amounts and net loss per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the Exchange Ratio.

Acquisition of Zenith

In February 2020, Legacy SmartRent purchased all of the outstanding equity interests of Zenith Highpoint, Inc. (“Zenith”) in an acquisition that meets the definition of a business combination, for which the acquisition method of accounting was used, see Note 13 of these Consolidated Financial Statements. The acquisition was recorded on the date that the Company obtained control over the acquired business. The consideration paid was determined on the acquisition date and the acquisition-related costs, such as professional fees, were excluded from the consideration transferred and were recorded as expense in the period incurred. Assets acquired and liabilities assumed by the Company were recorded at their estimated fair values, while goodwill was measured as the excess of the consideration paid over the fair value of the net identifiable assets acquired and liabilities assumed.

Net Loss Per Share Attributable to Common Stockholders

The Company follows the two-class method to include the dilutive effect of securities that participated in dividends, if and when declared, when computing net income per common share. The two-class method determines net income per common share for each class of common stock and participating securities according to dividends, if and when declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The anti-dilutive effect of potentially dilutive securities is excluded from the computation of net loss per share because inclusion of such potentially dilutive shares on an as-converted basis would have been anti-dilutive.

The Company’s participating securities include convertible preferred stock, as the holders are entitled to receive noncumulative dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company also considers any unvested common shares subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of convertible preferred stock, as well as the holders of unvested common shares subject to repurchase, do not have a contractual obligation to share in losses.

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase and any shares issuable by the exercise of warrants for nominal consideration.

Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports a net loss, the diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because inclusion of such potentially dilutive shares on an as-converted basis would have been anti-dilutive.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Loans Receivable, net

The Company records its investments in loans receivable at cost, net of any discounts, to other assets on the Consolidated Balance Sheets. Loan discounts are amortized over the life of the loan to interest income on the Consolidated Statement of Operations.

Accounts Receivable, net

Accounts receivable consist of balances due from customers for hardware, professional services and hosted services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for doubtful accounts on the Consolidated Balance Sheets. The allowance for doubtful accounts totaled $253 and $131 as of September 30, 2021 and December 31, 2020, respectively. The provision for doubtful accounts is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss and totaled $149 and $122 for the three and nine months ended September 30, 2021, respectively. There was no provision for doubtful accounts for the three or nine months ended September 30, 2020. There were no write-offs of accounts receivable deemed uncollectable for the three and nine months ended September 30, 2021 and 2020, respectively. The Company evaluates the collectibility of the accounts receivable balances and has determined the allowance for doubtful accounts based on a combination of factors, which include the nature of relationship and the prior experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Consolidated Balance Sheet date. The significant customers of the Company are also limited partners of an investor in the Company with approximately 23% and 32% ownership as of September 30, 2021 and December 31, 2020, respectively. The investor does not exert control or influence on these limited partners and, as such these limited partners do not meet the definition of related parties of the Company. Revenue as a percentage of total revenue and net accounts receivable as a percentage of total net accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of		For the three months ended September 30,		For the nine months ended September 30,
	September 30, 2021	December 31, 2020	2021	2020	2021	2020
Customer A	*	30%	18%	48%	16%	31%
Customer B	*	30%	*	18%	*	*
Customer C	*	*	*	10%	*	20%
Customer D	*	*	*	13%	*	*
Customer E	*	*	17%	*	*	*
Customer F	14%	*	*	*	*	*

* Total less than 10% for the respective period

Warranty Allowance

The Company provides its customers with limited service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended September 30, 2021 and 2020 warranty expense included in cost of revenue was $6,011 and $49, respectively. Warranty expense included in cost of revenue for the nine months ended September 30, 2021 and 2020, was $6,399 and $274, respectively. As of September 30, 2021 and December 31, 2020, the Company’s warranty allowance was $5,913 and $3,336, respectively.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included the expected cost of repair and removal for these batteries in its warranty allowance. During the three months ended September 30, 2021, the Company identified additional deficient batteries, and while the number of deficient batteries is less than one per cent of the total number of all batteries deployed, the Company has elected to replace all of these batteries acquired from one supplier from previously deployed hardware devices. The result of this decision to replace all of the batteries acquired from one supplier increased the Company’s provision for warranty allowance by $5,700. As of September 30, 2021 and December 31, 2020, $5,589 and $3,166, respectively, is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

Convertible Preferred Stock

The Company assessed the provisions of Legacy SmartRent’s convertible preferred stock including redemption rights, dividends and voting rights to determine the appropriate classification. The Company determined that Legacy SmartRent’s shares of convertible preferred stock are appropriately classified as mezzanine equity because they were contingently redeemable into cash upon the occurrence of an event not solely within Legacy SmartRent’s control. When it is probable that a convertible preferred share will become redeemable, adjustments are recorded to adjust the carrying values. No such adjustments have been recorded during the nine months ended September 30, 2021 or year ended December 31, 2020. As a result of the Business Combination, each share of Legacy SmartRent convertible preferred stock and common stock was converted into the right to receive approximately 4.8846 shares of the Company’s Common Stock. Refer to Note 7, Convertible Preferred Stock and Equity.

Fair Value of Financial Instruments

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities subject to on-going fair value measurement are categorized and disclosed into one of three categories depending on observable or unobservable inputs employed in the measurement. These two types of inputs have created the following fair value hierarchy.

Level 1: Quoted prices in active markets that are accessible at the measurement date for assets and liabilities.

Level 2: Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2021 or year ended December 31, 2020, respectively. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

Revenue Recognition

The Company derives its revenue primarily from sales of systems that consist of hardware devices, professional installation services and hosted services to assist property owners and property managers with visibility and control over assets, while providing all-in-one home control offerings for residents. Revenue is recognized when control of these products and services are transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those products and services.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Company may enter into contracts that may contain multiple distinct performance obligations. The transaction price for a typical arrangement includes the price for the smart device hardware, installation services, a hardware hub device, and a subscription for use of our proprietary software. The subscription is for the hub device only and there is no support or ongoing subscription for other smart device hardware. The Company considers the hardware, installation services and the combination of the hardware hub device and proprietary software (the “hosted services”) to be separate performance obligations. The hardware hub device and the subscription are not sold separately. The hardware performance obligation includes the delivery of hardware, the installation services performance obligation includes the services to install the hardware and the hosted services performance obligation allows the customer access to software during the contracted-use term when the promised service is transferred to the customer. The Company partners with several manufactures to offer a range of compatible hardware products for its customers. The Company maintains control of the hardware purchased from manufacturers prior to it being transferred to the customer. The Company has discretion in establishing the price the customer will pay for the good or service. Consequently, the Company is primarily responsible for fulfilling the promise to provide the product and the Company is considered the principal in these arrangements.

For each performance obligation identified, the Company estimates the standalone selling price, which represents the price at which the Company would sell the good or service separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, considering available information such as market conditions, review of historical pricing data, and internal pricing guidelines related to the performance obligations. The Company then allocates the transaction price among those obligations based on the estimation of the standalone selling price.

Payments are received by the Company by credit card, check or automated clearing house (“ACH”) payments and payment terms are determined by individual contracts and generally range from due upon receipt to net 30 days. Taxes collected from customers and remitted to governmental authorities are not included in reported revenue. Payments received from customers in advance of revenue recognition are reported as deferred revenue.

The Company applies the practical expedient that allows for inclusion of the future auto-renewals in the initial measurement of the transaction price. The Company only applies these steps when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to a customer.

Timing of Revenue Recognition is as follows.

•	Hardware Revenue

Hardware revenue includes the smart home devices which connect to the hardware hub device which is separately discussed in Hosted Services Revenue below. The Company’s performance obligation for hardware revenue is considered satisfied, and revenue is recognized, at a point in time when the hardware device is shipped to the customer. The Company generally provides a one-year warranty period on hardware devices. Warranty costs are recognized as a component of cost of revenue in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

•	Professional Services Revenue

Professional services consist of installations, do not result in significant customization of the product and are generally performed from two to four weeks in duration. Installations can be performed by the Company, contracted out to a third-party or the customer can perform the installation themselves. The Company’s professional services contracts are generally arranged on a fixed price basis and revenue is recognized over time as installations are completed.

•	Hosted Services Revenue

Hosted services include recurring monthly subscription revenue generated from fees that provide customers access to one or more of the Company’s software applications including access controls, asset monitoring and related services. These arrangements have contractual terms typically ranging from one-month to seven-years and include recurring fixed plan subscription fees. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, any fixed consideration related to subscription service is recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Company also sells the hardware hub device, which only functions with the subscription to the Company’s proprietary software applications and related hosting services and is sold only on an integrated basis. The Company considers the hub device and hosting services subscription a single performance obligation and therefore defers the recognition of revenue for the hub devices. The estimated average in-service life of the hub device is four years. When a hub device is included in a contract that does not require a long-term service commitment, the customer obtains a material right to renew the service because purchasing a new device is not required upon renewal. If a contract contains a material right, proceeds are allocated to the material right and recognized over the period of benefit, which is generally four years.

Cost of Revenue

Cost of revenue consists primarily of direct costs of products and services together with the indirect cost of customer care and support over the life of the service arrangement.

•	Hardware

Cost of hardware revenue consists primarily of direct costs of proprietary products, hardware devices, supplies purchased from third-party providers, shipping costs, indirect costs related to warehouse facilities (including depreciation and amortization of capitalized assets and right-of-use assets), infrastructure costs, personnel-related costs associated with the procurement and distribution of products and warranty expenses together with the indirect cost of customer care and support.

•	Professional Services

Cost of professional services revenue consists primarily of direct costs related to personnel-related expenses for installation and supervision of installation services, general contractor expenses and travel expenses associated with the installation of products and indirect costs that are also primarily personnel-related expenses in connection with training of and ongoing support for customers and residents.

•	Hosted Services

Cost of hosted services revenue consists primarily of the amortization of the direct costs of the hardware hub device consistent with the revenue recognition period noted above in Hosted Services Revenue and infrastructure costs associated with providing software applications together with the indirect cost of customer care and support over the life of the service arrangement.

Deferred Cost of Revenue

Deferred cost of revenue includes all direct costs included in cost of revenue for hosted services and the hub device that have been deferred to future periods.

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $235 and $164 of advertising expenses for the three months ended September 30, 2021 and 2020, respectively, and incurred $635 and $528 of advertising expenses during the nine months ended September 30, 2021 and 2020 respectively.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $5,832 and $7,941 of assets outside the United States at September 30, 2021 and December 31, 2020, respectively.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326)” which modifies the measurement of expected credit losses of certain financial instruments. This update is effective for fiscal years beginning after December 15, 2022 and must be applied using a modified-retrospective approach, with early adoption permitted. The adoption of ASU 2016-13 may have an impact on the Company’s accounting for accounts receivable and bad debt expense included in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss. The Company is evaluating the extent of such impact.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740)”, which simplifies the accounting for income taxes, primarily by eliminating certain exceptions found in the Accounting Standards Codification, section 740. This standard is effective for fiscal periods beginning after December 15, 2021. The Company does not plan to early adopt this standard and is currently evaluating the impact of this guidance on its Consolidated Financial Statements.

NOTE 3.	FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of September 30, 2021			As of December 31, 2020
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash	Level 1	$437,494	$-	$437,494	32,723	$-	$32,723
Money market funds	Level 1	35,008	-	35,008	5,895	-	5,895
Total		$472,502	$-	$472,502	$38,618	$-	$38,618

		As of September 30, 2021		As of December 31, 2020
Liabilities on the Consolidated Balance Sheets		Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Term loan	Level 2	$3,611	$3,636	$4,820	$4,913
Total liabilities		$3,611	$3,636	$4,820	$4,913
(1)	The carrying values are shown exclusive of discounts and other offsets.

The fair values of the revolving line of credit and term loan, which are classified as Level 2 in the fair value hierarchy, are estimated using a discounted cash flow methodology based on market interest rate data and other market factors available at the end of the period. The fair values of convertible notes are estimated by discounting contractual cash flows at the interest rate we estimate the notes would bear if sold in the current market. The input used to develop our fair value measurements as of September 30, 2021 and December 31, 2020 was an effective interest rate of five percent. The Company had no outstanding balances on the revolving line of credit as of September 30, 2021 and December 31, 2020.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 4.	REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue by geography
United States	$34,247	$15,568	$74,108	$36,355
International	885	1,020	1,861	2,578
Total revenue	$35,132	$16,588	$75,969	$38,933

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue by type
Hardware	$22,025	$9,782	$48,452	$23,956
Professional services	8,180	4,717	15,345	9,558
Hosted services	4,927	2,089	12,172	5,419
Total revenue	$35,132	$16,588	$75,969	$38,933

Remaining Performance Obligations

Advance payments received from customers are recorded as deferred revenue and are recognized upon the completion of related performance obligations over the period of service. Advance payments for the hardware hub device are recorded as deferred revenue and recognized over the average in-service life of the hub. Advance payments received from customers for subscription services are recorded as deferred revenue and recognized over the term of the subscription. A summary of the change in deferred revenue is as follows.

	For the nine months ended September 30,
	2021	2020
Deferred revenue balance as of January 1	$53,501	$19,083
Revenue recognized from balance of deferred revenue at the beginning of the period	(3,992)	(1,349)
Revenue deferred during the period	18,420	12,904
Revenue recognized from revenue originated and deferred during the period	(3,922)	(2,851)
Deferred revenue balance as of March 31	64,007	27,787
Revenue recognized from balance of deferred revenue at the beginning of the period	(3,270)	(1,483)
Revenue deferred during the period	17,346	6,469
Revenue recognized from revenue originated and deferred during the period	(3,578)	(860)
Deferred revenue balance as of June 30	74,505	31,913
Revenue recognized from balance of deferred revenue at the beginning of the period	(6,185)	(1,217)
Revenue deferred during the period	19,001	12,506
Revenue recognized from revenue originated and deferred during the period	(2,640)	(776)
Deferred revenue balance as of September 30	$84,681	$42,426

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

As of September 30, 2021, the Company expects to recognize 45% of its total deferred revenue within the next 12 months, 31% of its total deferred revenue between 13 and 36 months and 23% between 37 and 60 months. Any deferred revenue expected to be recognized beyond five years is immaterial.

Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5.	OTHER FINANCIAL STATEMENT INFORMATION

Prepaid expenses and other current assets consisted of the following.

	September 30, 2021	December 31, 2020
Prepaid expenses	$17,922	$3,276
Other current assets	5,010	564
Total prepaid expenses and other current assets	$22,932	$3,840

In July 2021, the Company extended a $2,000 loan as part of a customer referral agreement. Repayments on the loan receivable will be made monthly based on the number of referrals with active subscriptions until the loan is repaid in full (no stated interest). No repayments have been made on the loan receivable during the three months ended September 30, 2021.

Property and equipment, net consisted of the following.

	September 30, 2021	December 31, 2020
Computer hardware and software	$1,580	$868
Furniture and fixtures	162	109
Leasehold improvements	139	103
Warehouse and other equipment	461	124
Property and equipment, gross	2,342	1,204
Less: Accumulated depreciation and amortization	(652)	(357)
Total property and equipment, net	$1,690	$847

Accrued expenses and other current liabilities consisted of the following.

	September 30, 2021	December 31, 2020
Warranty allowance	$5,913	$3,336
Accrued compensation costs	3,860	3,234
Accrued expenses	2,417	764
Sales tax payable	997	1,282
Lease liabilities, current	505	485
Other	282	454
Total accrued expenses and other current liabilities	$13,974	$9,555

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 6.	DEBT

Term Loan and Revolving Line of Credit Facility

In August 2019, Legacy SmartRent entered into a loan and security agreement for a credit facility (the “Credit Facility”). The Credit Facility provides $15,000 of borrowing capacity and consists of a $10,000 revolving line of credit (the “Revolving Facility”), which originally matured in August 2021, but was extended to November 2021, and a $5,000 term loan (the “Term Loan Facility”), which will mature in November 2023. The Revolving Facility is subject to an availability sublimit in accordance with the terms and conditions of the Credit Facility (the “Sublimit”). The Sublimit is derived by multiplying eligible accounts receivable by 85%. The amount available to the Company for additional borrowings on the Revolving Facility was $10,000 as of September 30, 2021 and December 31, 2020. Amounts borrowed under the Revolving Facility may be repaid and, prior to the Revolving Facility maturity date, reborrowed. The Revolving Facility terminates on the Revolving Facility maturity date, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Revolving Facility shall be immediately due and payable. The Term Loan Facility was subject to monthly payments of interest, in arrears, accrued on the principal balance of the Term Loan Facility through November 2020. Thereafter, and continuing through the Term Loan Facility maturity date, the Term Loan Facility is subject to equal monthly payments of principal plus accrued interest. The Company has the option to prepay all, but not less than all, of the Term Loan Facility, subject to certain terms and conditions. After repayment, the Term Loan Facility (or any portion thereof) may not be reborrowed. Proceeds from the Credit Facility are used for general corporate purposes. In connection with the Credit Facility, the Company issued warrants (Note 7) to purchase Legacy SmartRent’s common stock, which were subsequently exercised on September 7, 2021 pursuant to a cashless exercise and resulting in the issuance of 147,911 shares of Common Stock. Upon issuance, the fair value of the warrants were recorded as additional paid-in capital with a reduction to the carrying value of the Term Loan Facility in the accompanying Consolidated Balance Sheets. The resulting discount from outstanding principal balance of the Term Loan Facility is being amortized using the effective interest rate method over the periods to maturity. Amortization of this discount is recorded as interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss and Comprehensive Loss.

The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of September 30, 2021 and December 31, 2020.

	Maturity Date	Interest Rate(1)	September 30, 2021	December 31, 2020
Term loan facility	November 2023	6.00%	$3,611	$4,861
Debt discount, net			(29)	(41)
Term loan facility - carrying value			$3,582	$4,820

(1)

Interest rates for the Term Loan Facility and the Revolving Facility are based upon the prime rate as published by the Wall Street Journal (Prime Rate) plus an applicable margin, subject to floors as described below. As of September 30, 2021 and December 31, 2020, the applicable margins for the Revolving Facility and Term Loan Facility was 0.25% and the Prime Rate as of September 30, 2021 and December 31, 2020 was 3.25%. In accordance with the Credit Facility, the applicable interest rates are as stated above.

The principal amount outstanding under the Revolving Facility shall accrue interest at a floating per annum rate equal to (i) when our unrestricted cash maintained with the lender minus all obligations under the Revolving Facility is at least one dollar ($1.00) (we are a Net Depositor), the greater of (x) one quarter of one percent (0.25%) above the Prime Rate, or (y) five and one half of one percent (5.50%), and (ii) when we are not a Net Depositor, the greater of (x) three quarters of one percent (0.75%) above the Prime Rate, or (y) six percent (6.00%), which interest shall be payable monthly. The principal amount outstanding under the Term Loan Facility shall accrue interest at a floating per annum rate equal to the greater of (A) one percent (1.00%) above the Prime Rate and (B) six percent (6.00%), which interest was payable monthly through November 2020.

In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a facility fee to the lender under the Revolving Facility in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Revolving Facility and is one eighth of one percent (0.125%) per annum based on the unused facility amount.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Credit Facility contains certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) engage in certain mergers or consolidations, (ii) sell, lease or transfer all or substantially all of the Company’s assets, (iii) engage in certain transactions with affiliates, (iv) make changes in the nature of the Company’s business and our subsidiaries, and (v) incur additional indebtedness that is secured on a pari passu basis with the Credit Facility.

The Credit Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of September 30, 2021, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Credit Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights and assets of the Company.

Convertible Note

In February 2020, Legacy SmartRent issued a $50 principal, 5% per annum subordinated convertible note pursuant to a note purchase agreement (the “February 2020 Convertible Note”). Interest on the February 2020 Convertible Note accrued at the coupon rate, compounded annually.

In December 2019, Legacy SmartRent issued a $7,500 principal amount, 5% per annum subordinated convertible note pursuant to a note purchase agreement (the “December 2019 Convertible Note”). Interest on the December 2019 Convertible Note accrued at the coupon rate, compounded annually.

Conversion of Convertible Notes

In March 2020, in conjunction with the Series C-1 preferred stock issuance, the December 2019 and February 2020 Convertible Notes, along with the respective accrued interest thereon, were automatically converted into shares of Series C-1 preferred stock at conversion prices of $10.02 and $10.01, respectively. As such, the convertible noteholders received an aggregate of 756 shares and 5 shares, respectively, of Series C-1 convertible preferred stock for the conversion of the Convertible Notes. The redemptions of the notes are considered early extinguishments of debt. The difference between the reacquisition price of the Convertible Notes and the net carrying amount of the extinguished Convertible Notes should be recognized currently in income as a loss or gain. Because the reacquisition price of the December 2019 Convertible Note was higher than the carrying value of the same on the date of extinguishment, the redemption of the December 2019 Convertible Note was recorded as a loss on conversion in the amount of $164 and included in other expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2020. No expenses were recorded in connection with this transaction during the nine months ended September 30, 2021.

The following table summarizes the contractual maturities of the Company’s term loan facility which comprises all of the Company’s outstanding debt as of September 30, 2021.

Year	Term Loan Facility
Remainder of 2021	$417
2022	1,667
2023	1,528
2024 and thereafter	-
Total	3,611
Less: unamortized debt discount	(29)
Total carrying value	$3,582

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 7.	CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock.

As discussed in Note 1, the Company has retroactively adjusted the shares issued and outstanding prior to August 24, 2021 to give effect to the Exchange Ratio to determine the number of shares of common stock into which they were converted.

Prior to the Business Combination, Legacy SmartRent had shares of $0.00001 par value Series Seed, Series A, Series B, Series B-1, Series C, and Series C-1 preferred stock outstanding, all of which were convertible into shares of common stock of Legacy SmartRent on a 1:1 basis, subject to certain anti-dilution protections. Upon the closing of the Business Combination, the outstanding shares of preferred stock were converted into Common Stock of the Company based on the Exchange Ratio of 4.8846.

The original issuance price per share of Legacy SmartRent’s authorized, issued and outstanding preferred stock follows as of August 24, 2021.

Issue Date	Series	Shares Authorized	Shares Issued and Outstanding	Original Issue Price per Share	Liquidation Preference
March 2018	Seed	4,707	4,707	$1.0000	$4,707
September 2018	A	4,541	4,541	$1.1011	5,000
May 2019	B-1	508	508	$4.9767	2,527
May 2019	B	5,425	5,425	$6.2209	33,750
March 2020	C-1	761	761	$10.0223	7,624
March - May 2020; March 2021	C	8,874	8,874	$10.4236	92,468
		24,816	24,816		$146,076

The original issuance price per share of the Company’s authorized, issued and outstanding preferred stock follows as of December 31, 2020.

Issue Date	Series	Shares Authorized	Shares Issued and Outstanding	Original Issue Price per Share	Liquidation Preference
March 2018	Seed	4,707	4,707	$1.0000	$4,707
September 2018	A	4,541	4,541	$1.1011	5,000
May 2019	B-1	508	508	$4.9767	2,527
May 2019	B	5,425	5,425	$6.2209	33,750
March 2020	C-1	761	761	$10.0223	7,624
March - May 2020	C	5,756	5,516	$10.4236	57,500
		21,698	21,458		$111,108

Upon the closing of the Business Combination, 24,816 outstanding shares of preferred stock were converted into 121,214 shares of Common Stock at the Exchange Ratio of 4.8846.

During the nine months ended September 30, 2021, Legacy SmartRent issued an additional 3,358 shares of Series C preferred stock through two tranches that closed in February and March 2021. The Series C preferred stock was issued in exchange for $35,000 gross cash proceeds. Expenses in connection with the issuance of the Series C preferred stock were $207, resulting in net cash proceeds of $34,793.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

During the year ended December 31, 2020, Legacy SmartRent issued 5,516 shares of Series C preferred stock through three tranches that closed in March, April and May 2020. The Series C preferred stock was issued in exchange for $57,500 gross cash proceeds. Expenses in connection with the issuance of the Series C preferred stock were $61, resulting in net cash proceeds of $57,439. During the year ended December 31, 2020, the Company also issued 761 shares of Series C-1 preferred stock by redeeming two subordinated convertible notes originally issued in December 2019 and February 2020.

In March 2018, in connection with Legacy SmartRent’s conversion from a limited liability company to corporation, the founders of Legacy SmartRent exchanged their member interests for aggregate total of 1,800 shares of common stock and 4,252 shares of Series Seed preferred stock. After conversion to a corporation in March 2018, in connection with the Series Seed preferred stock financing, Legacy SmartRent and its Chief Executive Officer (“CEO”) entered into a stock restriction agreement, whereby certain restrictions and vesting conditions were placed on 1,080 of the CEO’s common stock shares to vest in 30 equal monthly installments, on each monthly anniversary from the effective date of the stock restriction agreement. As of December 31, 2020, no amounts related to this agreement remained unamortized. During the three and nine months ended September 30, 2020 stock-based compensation in the amount of $108 and $324 was recognized, respectively, and included as a component of general and administrative expense in the accompanying Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2020, the CEO owned 996 shares of common stock related to this transaction which were vested and owned outright. As part of the Business Combination on August 24, 2021, these shares converted to 4,865 shares of Common Stock using the Exchange Ratio of 4.8864.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Warrants

In February 2021, Legacy SmartRent issued warrants to purchase Legacy SmartRent’s common stock as consideration to certain customers. The warrants are exercisable upon issuance until their expiration in February 2031 or earlier upon redemption. The number of warrants issued to these customers is dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer. The fair value of the vested portion of the warrants has been recorded as additional paid in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, respectively. For the three and nine months ended September 30, 2021 the Company recorded $64 and $104, respectively, as contra-revenue in the Consolidated Statement of Operations related to these warrants. No amounts related to these warrants were recorded as contra-revenue in the Consolidated Statement of Operations for the nine months ended September 30, 2020 as they had not yet been issued. As part of the Business Combination on August 24, 2021 these warrants converted to warrants to purchase shares of Common Stock pursuant to the Exchange Ratio and remain outstanding.

In April 2020, in connection with the closing of the second tranche of the Series C preferred stock, Legacy SmartRent issued a warrant to purchase common stock to an investor who participated in the second tranche closing. The warrant represents compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vests based on the number of installed units attained over a measurement period, which expires in April 2023. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder is entitled to purchase 384 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrants using the Black-Scholes-Merton model. The Company records the associated marketing expense over the service period as the units are installed with an offset to additional paid-in-capital. During the three and nine months ended September 30, 2021, the Company recognized $184 and $543 of sales and marketing expense related to these warrants. No expenses related to these warrants were recognized during the three and nine months ended September 30, 2020. As part of the Business Combination on August 24, 2021 these warrants converted to warrants to purchase 1,876 shares of Common Stock pursuant the Exchange Ratio. The first tranche of these warrants have vested as of September 30, 2021

In August 2019, in connection with the Credit Facility (Note 6), Legacy SmartRent issued warrants to purchase common stock of Legacy SmartRent to the lender. The warrants were exercisable upon issuance until their expiration in August 2029 or earlier upon redemption. The holder of the warrants, together with any successor or permitted assignee or transferee, was entitled to purchase 33 fully paid and non-assessable shares of the Legacy SmartRent’s common stock at $2.30 per share, subject to adjustment pursuant to the warrant. The fair value of the warrants has been recorded as additional paid in capital and a reduction to the carrying value of the Term Loan Facility. The resulting discount from outstanding principal balance of the Term Loan Facility is being amortized using the effective interest rate method over the periods to maturity. Amortization of this discount is recorded as interest expense. The warrants were exercised during the three months ended September 30, 2021 as discussed above (Note 6).

In March 2019, Legacy SmartRent issued a warrant to purchase common stock to the purchaser of a $2,500 convertible note. The warrant represented compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vested based on the number of installed units attained over a measurement period, which expired in March 2021. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder was entitled to purchase up to 503 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrant using the Black-Scholes-Merton model. The Company recorded the associated marketing expense over the service period as the units were installed with an offset to additional paid-in-capital. During the three and nine months ended September 30, 2021, the Company recognized no expenses related to these warrants. During the three and nine months ended September 30, 2020, the Company recognized $160 and $342 of sales and marketing expense related to these warrants in the accompanying Consolidated Statements of Operations and Comprehensive Loss. These warrants were exercised by the holder in March 2021, which resulted in 503 shares of common stock being issued by Legacy SmartRent.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 8.	STOCK-BASED COMPENSATION

2018 Stock Plan

Legacy SmartRent’s board of directors adopted, and its stockholders approved, the SmartRent.com, Inc. 2018 Stock Plan (the “2018 Stock Plan”), effective March 2018. The purpose of the 2018 Stock Plan was to advance the interests of Legacy SmartRent and its stockholders by providing an incentive to attract, retain and reward persons performing services for Legacy SmartRent and by motivating such persons to contribute to the growth and profitability of Legacy SmartRent. The 2018 Stock Plan seeks to achieve this purpose by providing for awards in the form of options, restricted stock purchase rights or restricted stock bonuses. Awards granted under the 2018 Stock Plan generally expire ten years from the date of grant and become vested and exercisable over a four-year period. All options are subject to certain provisions that may impact these vesting schedules. As part of the Business Combination on August 24, 2021, the 2018 Stock Plan was terminated and all awards issued thereunder were assumed by the Company and converted to options to purchase Common Stock and restricted stock units for Common Stock using the Exchange Ratio.

Summaries of the Company’s 2018 Stock Plan activity for the nine months ended September 30, 2021 is presented below.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2020	2,255	$2.49	8.96	$-
Retroactive application of Exchange Ratio	8,202
December 31, 2020, as adjusted	10,457
Granted	-
Cancelled	-
September 30, 2021	10,457	$0.51	8.21	$-

Amendment to the 2018 Stock Plan

In April 2021, the board of directors of Legacy SmartRent executed a unanimous written consent to provide an additional incentive to certain employees of Legacy SmartRent by amending the 2018 Stock Plan to allow for the issuance of restricted stock units and granted a total of 1,533 restricted stock units to certain employees which vest over four years. The estimated fair value for each restricted stock unit issued was approximately $21.55 per share and the total stock-based compensation expense to be amortized over the vesting period is $33,033. As part of the Business Combination on August 24, 2021 these restricted stock units were assumed by the Company and converted to 7,489 restricted stock units at a per share fair value of $4.41 pursuant to the Exchange Ratio, and remain outstanding. The outstanding restricted stock units also contain a liquidity event vesting condition which was satisfied upon closing of the Business Combination. Accordingly, the Company recognized a one-time stock-based compensation expense of $2,827 in August 2021 as a retroactive catch-up of cumulative stock-based compensation expense for such awards from their original grant dates. During the three months ended September 30, 2021, an additional $843 of stock compensation expense was recorded for these awards.

2021 Equity Incentive Plan

In connection with the Business Combination, the board of directors approved and implemented the SmartRent, Inc. 2021 Equity Incentive Plan. The purpose of the 2021 Plan is to enhance our ability to attract, retain and motivate persons who make, or are expected to make, important contributions to the Company by providing these individuals with equity ownership opportunities and equity-linked compensation opportunities. Equity awards and equity-linked compensation opportunities are intended to motivate high levels of performance and align the interests of directors, employees and consultants with those of stockholders by giving the directors, employees and consultants the perspective of an owner with an equity or equity-linked stake in the Company and providing a means of recognizing their contributions to our success.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The 2021 Plan authorizes the compensation committee to provide incentive compensation in the form of stock options, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2021 Plan, the Company is authorized to issue up to 15,500 shares of Common Stock. As part of the Business Combination on August 24, 2021 the restricted stock units granted in the 2018 Stock Plan were assumed by the Company and converted to 7,489 restricted stock units pursuant to the Exchange Ratio and remain outstanding. In August 2021, 324 restricted stock units were granted to the board of directors at a fair value of $12.10 and will vest over four years.

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Research and development	$1,400	$64	$1,507	$192
Sales and marketing	974	21	1,006	64
General and administrative	1,933	356	2,649	1,087
Total	$4,307	$441	$5,162	$1,343

During the three and nine months ended September 30, 2021 stock-based compensation expense of $205 and $607, respectively, was recognized for 844 shares granted in connection with the Zenith acquisition and are recorded as a component of general and administrative expense. During the three and nine months ended September 30, 2020, $204 and $502, respectively, of stock-based compensation expense related to these shares was recognized and are recorded as a component of general and administrative expense.

During the three and nine months ended September 30, 2021 stock-based compensation expense of $227 and $680, respectively, was recognized in connection with the vesting of outstanding options. During the three and nine months ended September 30, 2020 stock-based compensation expense of $128 and $518, respectively, was recognized in connection with the vesting of outstanding options.

During the three and nine months ended September 30, 2020 stock-based compensation in the amount of $108 and $324 was recognized, respectively, in connection with the vesting of common stock that had been converted from Series Seed preferred shares and was recorded as a component of general and administrative expense. These shares were fully vested at December 31, 2020 and no expense was recognized during the nine months ended September 30, 2021 in connection with these shares.

NOTE 9.	INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was (0.28%) for the nine months ended September 30, 2021 and (0.65%) for the nine months ended September 30, 2020. The Company’s ETR during the three months ended September 30, 2021 differed from the federal statutory rate of 21% primarily due to changes in the federal and state valuation allowance and foreign taxes. The valuation allowance recorded against the Company’s federal and state net deferred tax assets was $30,612 as of September 30, 2021.

As of September 30, 2021, the Company continues to have a full valuation allowance recorded against all federal and state deferred tax assets and will continue to evaluate the valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if the Company employs tax planning strategies in the future.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 10.	NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Convertible preferred stock	-	104,821	-	104,821
Common stock options and restricted stock units	25,994	11,019	25,994	11,019
Common stock warrants	4,601	161	4,601	161
Shares subject to repurchase	2,748	4,123	2,748	4,123
Total	33,344	120,123	33,344	120,123

NOTE 11.	RELATED-PARTY TRANSACTIONS

During the three and nine months ended September 30, 2021, the Company incurred marketing expense of $184 and $543, respectively, included in sales and marketing expense in connection with the vesting of warrants held by an investor. During the three and nine months ended September 30, 2020, $160 and $342 are included in sales and marketing expense in connection with the vesting of warrants held by an investor.

The Company incurred consulting expense of $45 and $83 included in research and development expenses for the three and nine months ended September 30, 2021, respectively, related to services provided by companies in which two of the Company's executives have control or significant influence. During the nine months ended September 30, 2020, the Company incurred consulting expenses from these companies of $24. During the three months ended September 30, 2020, the Company did not incur any consulting expenses with these companies.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Sales Taxes

The Company determined that it was required to pay sales and use tax in various jurisdictions. Accordingly, the Company has recorded a liability of $997 and $1,282 as of September 30, 2021 and December 31, 2020, respectively, which includes estimated penalties and interest of $145 at December 31, 2020. There are no penalties and interest included in the balance at September 30, 2021.

Supplier Commitment

Effective August 2020, the Company had a commitment with a supplier to place monthly product orders over an annual period based on agreed-upon minimum monthly volumes. As of December 31, 2020, the remaining purchase commitment had a value of $12,601. In March 2021 this agreement was amended and the term of the agreement was extended to August 2022 resulting in the total remaining commitment amount as of September 30, 2021, increasing to $22,856.

Legal Matters

The Company is subject to various legal proceedings and claims that arise in the ordinary course of our business. Liabilities are accrued when it is believed that it is both probable that a liability has been incurred and that the Company can reasonably estimate the amount of the potential loss. The Company does not believe that the outcome of these proceedings or matters will have a material effect on the consolidated financial statements.

NOTE 13.	ZENITH ACQUISITION

In February 2020, Legacy SmartRent purchased all of the outstanding equity interests of Zenith which had previously been a vendor for Legacy SmartRent.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Company accounted for the Zenith acquisition as a business combination. The purchase price consisted of $6,909 cash, $974 promissory note consideration, $813 common stock consideration, and $1,158 related to settlement of preexisting relationships for a total purchase price of $9,854. The preexisting relationship related to prepaid inventory owned by the Company, with a corresponding deferred revenue balance recorded by Zenith. This preexisting relationship was settled on the acquisition date as an adjustment to the purchase price.

The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of $4,162. Additionally, Legacy SmartRent issued 844 shares of common stock that vest annually over three years and $3,353 of promissory notes to certain employees, contingent upon continued employment. These costs are recognized as post-combination compensation expenses as a component of general and administrative expense on the Company’s Consolidated Statement of Operations and Comprehensive Loss. In connection with the common stock issued with this transaction, the Company recorded $607 and $502 of stock-based compensation expense during the nine months ended September 30, 2021 and 2020, respectively. The company recorded $205 of stock-based compensation related to these shares for both three-month periods ended September 30, 2021 and 2020. As part of the Business Combination of August 24, 2021 these 844 shares converted to 4,123 shares pursuant to the Exchange Ratio.

The total purchase consideration and the fair values and liabilities at the acquisition date were as follows.

Consideration
Cash Consideration		$6,909
Promissory Note Consideration		974
Stock Consideration		813
Settlement of Preexisting Relationships		1,158
Fair Value of Total Consideration Transferred		9,854

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$4,527
Accounts receivable	518
Inventory	692
Prepaid expenses and other current assets	632
Property and equipment, net	61
Total identifiable assets acquired	6,430

Accounts payable	490
Accrued expenses and other current liabilities	248
Total liabilities assumed	738

Total identifiable net assets		5,692

Goodwill		$4,162

The Company recognized approximately $21 of acquisition related costs that were expensed during the three months ended March 31, 2020 and are included in general and administrative expenses. None of these costs were expensed during the three months ended September 30, 2020.

The excess of the purchase price over the tangible and intangible assets acquired has been recorded as Goodwill. The Company determined the intangible assets held by Zenith were not material to the acquisition and did not include them in the acquisition. The goodwill is attributable primarily to the workforce of the acquired business and expected synergies with the Company’s existing operations and is not deductible for income tax purposes.

The Company’s consolidated balance sheet for the year ended December 31, 2020, and other financial statements presented herein for the three and nine months ended September 30, 2021 and 2020 include the results of operations of Zenith since the acquisition date. Revenue related to Zenith and included in amounts presented on the Company’s Consolidated Statement of Operations and Comprehensive Loss are $1,020 and $2,578 for the three and nine months ended September 30, 2020, respectively. Net income related to Zenith and included in amounts presented on the Company’s Consolidated Statement of Operations and Comprehensive Loss are $133 and $478 for the three and nine months ended September 30, 2020, respectively. Pro forma disclosures have not been provided since the acquisition did not have, and is not expected to have, a material impact on the Company’s results of operations.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 14.	SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2021 and through November 10, 2021, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

Revolving Facility

In October 2021, the Company extended the maturity date of its Revolving Facility to December 2021.

Restricted Stock Units

On November 1, 2021, the Company granted 72 restricted stock units to certain executives pursuant to the 2021 Equity Incentive Plan. These restricted stock units had a fair value of $12.10 at the time of the grant and will vest over four years.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Current Report on Form 8-K filed on August 30, 2021, as amended on August 31, 2021, including the audited consolidated financial statements of the Company as of June 30, 2021 and 2020 filed as Exhibit 99.1 thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein, as well as the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in sections titled “Forward Looking Statements” and “Risk Factors” of this Form 10-Q, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “us,” “the Company” and “SmartRent” generally refer to SmartRent Technologies, Inc. (formerly known as SmartRent.com, Inc.) and its consolidated subsidiaries prior to the business combination pursuant to the Merger Agreement dated April 21, 2021 (as amended by Amendment No. 1 to Merger Agreement, dated July 23, 2021), among FWAA, Einstein Merger Corp. I, a wholly owned subsidiary of FWAA (“Merger Sub”), and SmartRent.com, Inc. (the “Merger Agreement”) and to SmartRent, Inc. and its consolidated subsidiaries after giving effect to the transactions contemplated by the Merger Agreement (the “Business Combination”).

Overview

SmartRent is an enterprise software company that provides a fully integrated, brand-agnostic smart home operating system to residential property owners and operators, as well as homebuilders, iBuyers, developers, and residents. We started SmartRent with the vision of transforming residential real estate into the next generation of connected communities. Our smart home operating system is designed to enable owners and operators to streamline property management and operations, lower operating costs, increase revenues, and protect their assets through improved visibility and control, while providing a differentiated, elevated living experience for residents. Through our central connected device, called SmartHub, we integrate our proprietary enterprise software with third-party smart devices and other technology interfaces through an open-architecture, brand-agnostic approach, which allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our products and solutions include smart apartments and homes, access control for buildings, common areas, and rental units, asset protection and monitoring, parking management, self-guided tours, and community and resident Wi-Fi. We also have a professional services team of approximately 200 employees across the United States through which we provide customers with training, installation, and support services.

We believe SmartRent is the category leader in the enterprise smart home solutions industry. As of September 30, 2021, our customers owned an aggregate of approximately 4.1 million rental units, representing approximately 10% of the U.S. market for institutionally owned multifamily rental units and single-family rental homes, and included 15 of the top 20 multifamily residential owners in the United States. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the United States. Since beginning operations in 2017, we have installed more than 1,100,000 SmartHubs and other smart home devices in approximately 3,800 communities with more than 450,000 users located in 45 states across the United States.

We estimate that the U.S. market for residential real estate has approximately 43 million institutionally owned multifamily rental units and single-family rental homes as of September 30, 2021. While several of the top multifamily residential owners are current SmartRent customers, we believe that we have only begun to take advantage of the full market opportunity in residential and commercial real estate sectors and in domestic and international markets. For example, we recently adapted our software and applications to target new opportunities in other residential real estate sectors, including single-family rental homes, student housing, senior housing, and new construction homes. In addition, we believe there is significant potential for growth beyond residential real estate to other commercial real estate asset classes, including, among others, office, hotels, retail, industrial, and self-storage. Furthermore, we believe there is an attractive opportunity to expand our smart home solutions into other markets globally and have started pilot programs and/or developed partner relationships in the United Kingdom, Canada, the Netherlands, and Ireland.

We have designed our open-architecture, brand-agnostic smart home operating system to help the residential real estate industry become more efficient and effective. Importantly, our enterprise software integrates into most existing property management systems used by residential property owners and operators. With features speciﬁcally designed to increase productivity, while decreasing operating costs, we estimate that owners and operators can realize a 50% return on investment after installation of our smart home operating system.

The Business Combination

On August 24, 2021, we consummated the Business Combination contemplated by the Merger Agreement. Upon the closing of the Business Combination, Merger Sub merged with and into SmartRent.com, Inc., with SmartRent.com, Inc. continuing as the surviving company and changing its name to “SmartRent Technologies, Inc.” In connection with the consummation of the Business Combination, we changed our name from “Fifth Wall Acquisition Corp. I” to “SmartRent, Inc.” and changed our trading symbol and listing on a securities exchange from “FWAA” on Nasdaq to “SMRT” on the New York Stock Exchange (“NYSE”)”

Immediately prior to the effective time of the Business Combination, each share of Smartrent.com, Inc.’s preferred stock converted into one share of common stock. As a result of and upon the Closing, (i) each share of common stock of SmartRent.com, Inc. (“Legacy SmartRent common stock”) was canceled and converted into the right to receive the applicable portion of the merger consideration comprised of shares of FWAA’s Class A Common Stock, par value $0.0001 (“Class A Common Stock”) as determined pursuant to the Exchange Ratio (as defined in the Merger Agreement), (ii) each share of FWAA’s Class B common stock, was canceled and converted into Class A Common Stock, and (iii) each restricted stock unit and outstanding option and warrant to purchase SmartRent.com, Inc.’s common stock (whether vested or unvested) was assumed by FWAA and converted into comparable restricted stock units and options or warrants that are exercisable for shares of Class A Common Stock, with a value determined in accordance with the Exchange Ratio.

The Business Combination is accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the guidance in FASB ASC 805, “Business Combinations,” FWAA is treated as the “acquired” company for financial reporting purposes. We are deemed the accounting predecessor of the combined business and the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The Business Combination will have a significant impact on our future reported financial condition and results of operations as a consequence of the reverse capitalization. The most significant change in SmartRent’s future reported financial condition and results of operations is a net increase in cash (as compared to our Consolidated Balance Sheet at June 30, 2021) of approximately $445.0 million, which includes approximately $155.0 million in proceeds from the Pipe Investment (described below), offset by additional transaction costs for the Business Combination. The transaction costs for the Business Combination are approximately $55.9 million, of which $12.1 million represents deferred underwriter fees from the FWAA IPO.

In connection with the consummation of the Business Combination, holders of 246 shares of FWAA Class A Common Stock elected to have their shares redeemed.

On April 21, 2021, concurrently with the execution of the Merger Agreement, FWAA entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 15,500,000 shares of Class A common stock at $10.00 per share for aggregate gross proceeds of $155,000,000 (the “PIPE Investment”). The PIPE Investments were consummated substantially concurrently with the closing of the Business Combination.

Our Model

Our smart home products and solutions provide an enterprise-grade holistic approach to what it means to be a connected community. A SmartRent connected community is a “curb to couch” concept where an entire property utilizes a variety of third-party smart devices from various manufacturers and features that can be remotely managed to provide efficiency, automation and ancillary revenue opportunities. Our SmartRent connected communities combine in-unit smart home technology with our Alloy Access control system and our Alloy Parking system, which are connected by our Community WiFi solution and can be managed remotely using our core smart home operating system, Community Manager.

Impact of the COVID-19 Pandemic

The extensive impact of the COVID-19 pandemic has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the spread of COVID-19, a number of countries, states, counties and other jurisdictions have imposed, and may impose in the future, various measures, including, but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations and extended closures of businesses.

The timing of customer orders and our ability to fulfill orders were impacted by various COVID-19-related government mandates, resulting in a reduction in units sold. We have also witnessed certain current and prospective customers delaying purchases based on budget constraints or project delays related to the COVID-19 pandemic. While the broader and long-term implications of the COVID-19 pandemic on our workforce, operations and supply chain, customer demand, results of operations and overall financial performance remain uncertain, we believe that we will continue to experience disruptions to our business due to the COVID-19 pandemic through 2021.

The impact of the COVID-19 pandemic and measures to prevent its spread have affected and continue to affect our business in several ways.

•

Our workforce.  Employee health and safety is our priority. In response to the COVID-19 pandemic, we established new protocols to protect the health and safety of our workforce, including restricting employee travel, recommending that all non-essential personnel work from home and cancelled or reduced physical participation in sales activities, meetings, events and conferences and implemented additional safety protocols for essential workers.

•

Operations and supply chain.  We have experienced some production delays as a result of the effects of the COVID-19 pandemic on our sourcing, manufacturing, and logistics channels.  For example, as described below, we have experienced SmartHub production delays as a result of a global shortage of Z-wave chips, which facilitate the communication protocol used for communication between our SmartHub and all other smart devices.

•

Demand for our products.  During the year ended December 31, 2020, demand for our products was less than we had anticipated based on our growth projections made during 2019. We believe that this decrease in customer demand was, in part, the result of the COVID-19 pandemic and customers’ delayed purchasing decisions. While we continue to engage with existing and potential customers, we believe some customers may continue to delay purchases from us because their development programs may also be delayed as a result of the COVID-19 pandemic. We believe that demand for our products remains strong, but due to the COVID-19 pandemic, a portion of the transactions expected to be completed in 2020 were delayed until early 2021 and, similarly, that transactions expected to be completed in early 2021 may be delayed until later in the year and into 2022.

See “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Comparability of Financial Information

Our future results of operations and financial position may not be comparable to historical results as a result of the Business Combination.

Factors Affecting Our Performance

We believe that our future success will be dependent on many factors, including those further discussed below. Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our ability to grow our customer base in a cost-effective manner, expand our hardware and hosted service offerings to generate increased revenue per Unit Deployed (as defined below), provide high quality hardware products and hosted service applications to maximize revenue and improve the leverage of our business model. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business.

Investing in Research and Development

Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled research and development personnel. We must continually develop and introduce innovative new software services and hardware products, integrate with third-party products and services, mobile applications and other new offerings. If we fail to innovate and enhance our brand and our products, our market position and revenue will likely be adversely affected.

Active Supply Chain Management

We are focused on successfully navigating global supply chain disruptions. Specifically, increased demand for electronics as a result of the COVID-19 pandemic, the U.S. trade relations with China and certain other factors have led to a global shortage of semiconductors, including Z‑wave chips, which are a central component of our SmartHubs. Due to this shortage, we have experienced SmartHub production delays, which have occasionally affected our ability to meet scheduled installations and facilitate customer upgrades to our higher-margin Alloy Fusion SmartHub. We believe these supply chain disruptions may continue, with varying degrees of operational impact, through the end of the 2021 fiscal year.

New Products, Features and Functionality

We will need to expend additional resources to continue introducing new products, features and functionality to enhance the value of our smart home operating system. We have recently introduced a number of product enhancements and features, including the Building Access Control, Video Intercom, WiFi and Parking Management solutions. In the future, we intend to continue to release new products and solutions and enhance our existing products and solutions, and we expect that our operating results will be impacted by these releases.

Category Adoption and Market Growth

Our future growth depends in part on the continued consumer adoption of hardware and software products which improve resident experience and the growth of this market. We need to deliver solutions that enhance the resident experience and deliver value to our customers, rental property owners and operators, as well as homebuilders and developers, by providing products and solutions designed to enhance visibility and control over assets while providing additional revenue opportunities. In addition, our long-term growth depends in part on our ability to expand into international markets in the future.

Basis of Presentation

The consolidated financial statements and accompanying notes of SmartRent included elsewhere in this report are prepared in accordance with GAAP.

Key Operating Metrics

We regularly monitor a number of operating and financial metrics, which include certain non-GAAP financial measures in order to evaluate our operating performance, identify trends affecting our business, formulate business plans, measure our progress and make strategic decisions. Non-GAAP financial measures may not provide accurate predictions of future GAAP financial results.

The limitations our Key Operating Metrics have as an analytical tool are: (1) they might not accurately predict our future GAAP financial results, (2) we might not realize all or any part of the anticipated value reflected in Units Booked and (3) other companies, including companies in our industry, may calculate our Key Operating Metrics or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of our SmartHubs that have been installed (including customer self-installations) as of a stated measurement date. We define New Units Deployed as the aggregate number of our SmartHubs that were installed (including customer self-installations) during a stated measurement period. We use these operating metrics to assess the general health and trajectory of our business and growth. We had 83,293, and 60,935 New Units Deployed during the years ended December 31, 2020 and 2019, respectively, and 59,347 and 28,190 New Units Deployed during the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, there were 115,667 and 53,073 New Units Deployed, respectively. As of September 30, 2021 and December 31, 2020, we had an aggregate of 270,772 and 155,105 Units Deployed, respectively.

Committed Units

We define Committed Units as the aggregate number of SmartHub (i) units that are subject to binding orders from customers together with (ii) units that existing customers who are parties to a SmartRent master services agreement have informed us (on a non-binding basis) that they intend to order in the future for deployment within two years of the measurement date. We track the number of Committed Units to assess the general health and trajectory of our business and to assist in our longer-term resource analysis. As of September 30, 2021, we had 704,242 Committed Units.

Units Booked

We define Units Booked as the aggregate number of SmartHub units associated with binding orders executed during a stated measurement period.  We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and accordingly are a subset of Committed Units. We had 49,706 and 21,272 Units Booked during the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, there were 134,054 and 53,488 Units Booked, respectively.

EBITDA and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest expense, income tax expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA before the following items: stock-based compensation expense, non-employee warrant expense, loss on extinguishment of debt, change in fair value of derivatives, unrealized gains and losses in currency exchange rates, warranty provisions for battery deficiencies and other income and expenses. Management uses EBITDA and Adjusted EBITDA to identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance, while neutralizing the impact of expenses included in our operating results which could otherwise mask underlying trends in our business. See “Non-GAAP Financial Measures” for additional information and reconciliation of these measures.

Annual Recurring Revenue

We define Annual Recurring Revenue (“ARR”) as the annualized value of our recurring SaaS services revenue earned in the current quarter. We monitor our ARR to assess the general health and trajectory of our hosted services business. Our ARR was approximately $3.4 million and $1.2 million during the years ended December 31, 2020 and 2019, respectively, and approximately $8.7 million based upon the annualized run rate for the quarter ended September 30, 2021, compared to $3.4 million for the quarter ended September 30, 2020.

Components of Results of Operations

Revenue

We generate revenue primarily from sales of systems that consist of hardware devices, professional installation services and hosted services to assist property owners and property managers have visibility and control over assets, while providing all-in-one home control offerings for residents. We record revenue as earned when control of these products and services are transferred to the customer in an amount that reflects the consideration we expect to collect for those products and services.

Hardware Revenue

We generate revenue from the direct sale to our customers of hardware smart home devices, which devices currently consist of door-locks, thermostats, sensors, and light switches. These smart home devices connect to the SmartHub, which is discussed in “Hosted Services Revenue” below. The performance obligation for hardware revenue is considered satisfied, and revenue is recognized, when the hardware device is shipped to the customer, except for the SmartHub, which is discussed in “Hosted Services Revenue” below. We generally provide a one-year warranty period on hardware devices that we deliver and install. We record the cost of the warranty as a component of cost of revenue.

Professional Services Revenue

We generate professional services revenue from the installation of smart home hardware devices, which do not result in significant customization of the installed products and is generally performed over a period of two to four weeks. Installations can be performed by our employees, can be contracted out to a third party with our employees managing the engagement, or can be performed by the customer with our employees managing the engagement. Professional services contracts are generally performed on a fixed-price basis and revenue is recognized over time as installations are completed.

Hosted Services Revenue

Hosted services include recurring monthly subscription revenue earned from the fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring and related services. These subscription arrangements have contractual terms typically ranging from one month to seven years and include recurring fixed plan subscription fees. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

We also sell the hardware SmartHub device, which only functions with the subscription to our proprietary software applications and related hosting services. We consider the SmartHub device and hosting services subscription as a single performance obligation, and therefore we defer the recognition of revenue for the SmartHub devices that are sold with application subscriptions. The estimated average in-service life of the SmartHub devices is four years. When a SmartHub device is included in a contract that does not require a long-term service commitment, the customer obtains a material right to renew the service because purchasing a new device is not required upon renewal. If a contract contains a material right, proceeds are allocated to the material right and recognized over the period of benefit, which is generally four years.

Cost of Revenue

Cost of revenue consists primarily of direct costs of products and services together with the indirect cost of customer care and support over the life of the service arrangement. We expect cost of revenue to increase in absolute dollars in future periods. We record any change to cost of job performance, job conditions and the resulting estimated profitability in the period during which the revision is identified.

Hardware

Cost of hardware revenue consists primarily of direct costs of proprietary products, hardware devices and supplies purchased from third-party providers, shipping costs, warehouse facility (including depreciation and amortization of capitalized assets and right-of-use assets) and infrastructure costs, personnel-related costs associated with the procurement and distribution of our products and warranty expenses together with the indirect cost of customer care and support. We expect cost of revenue to increase in absolute dollars in future periods.

In 2019, the U.S. administration imposed significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain SmartRent products manufactured overseas to additional import duties. The amount of the import tariff has changed numerous times based on action by the U.S. administration. We continue to monitor the change in tariffs. If tariffs are increased, such actions may increase our cost of hardware revenue and reduce our hardware revenue margins further in the future.

Professional Services

Cost of professional services revenue consists primarily of direct costs related to personnel-related expenses for installation and supervision of installation services, general contractor expenses and travel expenses associated with installation of our products, and indirect costs that are also primarily personnel-related expenses in connection with training of and ongoing support for customers and residents. We expect cost of revenue to increase in absolute dollars in future periods.

Hosted Services

Cost of hosted services revenue consists primarily of the amortization of the direct costs of our SmartHub device consistent with the revenue recognition period noted above in “Hosted Services Revenue” and infrastructure costs associated with providing our software applications together with the indirect cost of customer care and support over the life of the service arrangement. We expect cost of revenue to increase in absolute dollars in future periods at a rate that is lower than the corresponding increase in hosted services revenue.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs directly associated with our research and development. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development. We expense research and development costs as incurred. We expect our research and development expense to increase in absolute dollars as we increase our investment in product development to broaden the capabilities of our solutions and introduce new products and features.

Sales and Marketing Expenses

Our sales and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include personnel-related costs, sales commissions, marketing programs, trade shows, and promotional materials. We expect that our sales and marketing expenses will increase over time as we hire additional sales and marketing personnel, increase our marketing activities, grow our domestic and international operations, and continue to build brand awareness.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs associated with our general and administrative organization, professional fees for legal, accounting and other consulting services, office facility, insurance and information technology costs.

We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing requirements, additional insurance expense, investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative staff in order to support the growth of our business.

Other Expenses

Other expenses consist primarily of interest expense, foreign currency transaction gains and losses, and other income related to the operations of Zipato, a wholly owned subsidiary of Zenith Highpoint, Inc., which entities we acquired in a business combination in February 2020. The interest expense is recorded in connection with balances outstanding on our Revolving Facility (as defined below) and Term Loan Facility (as defined below). The foreign currency transaction gains and losses relate to the impact of transactions denominated in a foreign currency other than the U.S. dollar. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, which we expect to continue.

Provision for Income Taxes

We had no provision for U.S. federal and state income taxes for the reported periods. The provision for income taxes on the Consolidated Statement of Operations is related to foreign subsidiaries. We have established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized in future periods if we report taxable income. We believe that we have established an adequate allowance for our uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

The results of operations presented below should be reviewed together with the consolidated financial statements and notes included elsewhere in this Report. The following table summarizes our historical consolidated results of operations data for the periods presented. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$22,025	$9,782	$12,243	125%	$48,452	$23,956	$24,496	102%
Professional services	8,180	4,717	3,463	73%	15,345	9,558	5,787	61%
Hosted services	4,927	2,089	2,838	136%	12,172	5,419	6,753	125%
Total revenue	35,132	16,588	18,544	112%	75,969	38,933	37,036	95%

Cost of revenue
Hardware	24,565	10,428	14,137	136%	49,222	24,991	24,231	97%
Professional services	14,115	4,842	9,273	192%	25,849	11,591	14,258	123%
Hosted services	3,240	1,351	1,889	140%	7,817	3,735	4,082	109%
Total cost of revenue	41,920	16,621	25,299	152%	82,888	40,317	42,571	106%

Operating expense
Research and development	6,881	2,637	4,244	161%	14,057	6,641	7,416	112%
Sales and marketing	4,948	1,328	3,620	273%	9,094	4,048	5,046	125%
General and administrative	7,910	4,104	3,806	93%	15,673	12,759	2,914	23%
Total operating expenses	19,739	8,069	11,670	145%	38,824	23,448	15,376	66%

Loss from operations	(26,527)	(8,102)	(18,425)	227%	(45,743)	(24,832)	(20,911)	84%

Other Expense
Interest expense	(57)	(130)	73	(56)%	(199)	(510)	311	(61)%
Other expense, net	(58)	(417)	359	(86)%	69	(909)	978	(108)%
Loss before income taxes	(26,642)	(8,649)	(17,993)	208%	(45,873)	(26,251)	(19,622)	75%

Provision for income taxes	43	48	(5)	(10)%	130	170	(40)	(24)%
Net Loss	$(26,685)	$(8,697)	$(17,988)	207%	$(46,003)	$(26,421)	$(19,582)	74%

Comparison of the three and nine months ended September 30, 2021 and 2020

Revenue

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$22,025	$9,782	$12,243	125%	$48,452	$23,956	$24,496	102%
Professional services	8,180	4,717	3,463	73%	15,345	9,558	5,787	61%
Hosted services	4,927	2,089	2,838	136%	12,172	5,419	6,753	125%
Total revenue	$35,132	$16,588	$18,544	112%	$75,969	$38,933	$37,036	95%

Total revenue increased by $18.5 million, or 112%, to $35.1 million for the three months ended September 30, 2021, from $16.6 million for the three months ended September 30, 2020. Total revenue increased by $37.0 million, or 95%, to $76.0 million for the nine months ended September 30, 2021, from $38.9 million for the nine months ended September 30, 2020. The increase in revenue for both periods resulted primarily from an increase in New Units Deployed during 2021 compared to 2020 and from the increased number of cumulative active subscriptions for our hosted services during 2021 compared to 2020.

We had 59,347 New Units Deployed during the three months ended September 30, 2021 compared to 28,190 New Units Deployed during the same period in 2020, an increase of 31,157 New Units Deployed, or 111%, in the volume of our installation activity. During the nine months ended September 30, 2021, we had 115,667 New Units Deployed compared to 53,073 New Units Deployed during the same period in 2020, an increase of 62,594 New Units Deployed, or 118%, in the volume of our deployments. The aggregate number of Units Deployed was 270,772 at September 30, 2021 compared to 124,885 at September 30, 2020.

Hardware revenue increased by $12.2 million, or 125%, to $22.0 million for the three months ended September 30, 2021, from $9.8 million for the three months ended September 30, 2020. The increase in hardware revenue for the three months ended September 30, 2021 was primarily attributable to an increase in hardware sales volumes of $12.5 million resulting from the increase in units shipped, which was partially offset by a decrease of approximately $0.3 million related to third-party sales by our subsidiary Zipato. Average revenue per unit (“ARPU”) increased 25% to $340.56 for the 2021 period from $272.18 for the 2020 period.

Hardware revenue increased by $24.5 million, or 102%, to $48.5 million for the nine months ended September 30, 2021, from $24.0 million for the nine months ended September 30, 2020. This increase in hardware revenue was primarily attributable to an increase in hardware sales volume of $24.0 million resulting from the increase in units shipped and an increase of approximately $0.4 million related to third- party sales by our subsidiary Zipato. ARPU decreased 3% to $352.34 for the 2021 period from $363.89 for the 2020 period.

Professional services revenue increased by $3.5 million, or 73%, to $8.2 million for the three months ended September 30, 2021, from $4.7 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, professional services revenue increased by $5.8 million, or 61%, to $15.3 million from $9.6 million for the nine months ended September 30, 2020. For both periods, the increases were primarily attributable to an increase in New Units Deployed, partially offset by decreased ARPU.

Hosted services revenue increased by $2.8 million, or 136%, to $4.9 million for the three months ended September 30, 2021, from $2.1 million for the three months ended September 30, 2020, resulting from the increased aggregate number of Units Deployed from 124,885 units at September 30, 2020 to 270,772 units at September 30, 2021. Our ARR was approximately $8.7 million for the three months ended September 30, 2021, compared to $3.4 million for the three months ended September 30, 2020.

Hosted services revenue increased by $6.8 million, or 125%, to $12.2 million for the nine months ended September 30, 2021, from $5.4 million for the nine months ended September 30, 2020, resulting from the increased aggregate number of Units Deployed from 124,885 units at September 30, 2020 to 270,772 units at September 30, 2021.

We measure and evaluate Committed Units to assess the general health and trajectory of our business operations and growth. As of September 30, 2021, SmartRent had 704,242 Committed Units. We began tracking Committed Units in the latter part of 2020 and do not have the comparative metric as of September 30, 2020.

Cost of Revenue

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue
Hardware	$24,565	$10,428	$14,137	136%	$49,222	$24,991	$24,231	97%
Professional services	14,115	4,842	9,273	192%	25,849	11,591	14,258	123%
Hosted services	3,240	1,351	1,889	140%	7,817	3,735	4,082	109%
Total cost of revenue	$41,920	$16,621	$25,299	152%	$82,888	$40,317	$42,571	106%

Total cost of revenue increased by $25.3 million, or 152%, to $41.9 million for the three months ended September 30, 2021, from $16.6 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, total cost of revenue increased by $42.6 million, or 106%, to $82.9 million, from $40.3 million for the nine months ended September 30, 2020. For both the three months and nine months ended September 30, 2021, the increase in cost of revenue resulted primarily from an increase in the volume of sales and installations of our smart home hardware devices and the increased number of active subscriptions for our software service applications. In addition, the 2021 periods include an increase to the warranty provision of $5.7 million.

Hardware cost of revenue increased by $14.1 million, or 136%, to $24.6 million for the three months ended September 30, 2021, from $10.4 million for the three months ended September 30, 2020. This increase in hardware cost of revenue was primarily attributable to approximately $6.2 million resulting from greater sales volumes, an increase of approximately $5.7 million for a warranty provision for battery deficiencies, and an increase of approximately $0.9 million for personnel-related costs for the three months ended September 30, 2021.

Hardware cost of revenue increased by $24.2 million, or 97%, to $49.2 million for the nine months ended September 30, 2021, from $25.0 million for the nine months ended September 30, 2020. This increase in hardware cost of revenue was primarily attributable to approximately $15.3 million resulting from greater sales volumes, an increase of approximately $5.7 million for a warranty provision for battery deficiencies, and an increase of approximately $1.8 million for personnel-related costs for the nine months ended September 30, 2021.

Professional services cost of revenue increased by $9.3 million, or 192%, to $14.1 million for the three months ended September 30, 2021, from $4.8 million for the three months ended September 30, 2020. This increase in professional services cost of revenue was primarily attributable to approximately $7.2 million resulting from increased sales volumes of our smart home devices leading to an increase in installation services provided, and $1.9 million of personnel-related costs as we increased our professional services staff to increase our capacity to deploy units in anticipation of increased sales volumes.

Professional services cost of revenue increased by $14.3 million, or 123%, to $25.8 million for the nine months ended September 30, 2021, from $11.6 million for the nine months ended September 30, 2020. This increase in professional services cost of revenue was primarily attributable to approximately $11.2 million resulting from increased sales volumes of our smart home devices leading to an increase in installation services provided, and $2.9 million of personnel-related costs as we increased our professional services staff to increase our capacity to deploy units in anticipation of increased sales volumes.

Hosted services cost of revenue increased by $1.9 million, or 140%, to $3.2 million for the three months ended September 30, 2021, from $1.4 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, hosted services cost of revenue increased by $4.1 million, or 109%, to $7.8 million from $3.7 million for the nine months ended September 30, 2020. For both periods, the increases are a result of the increase in Units Deployed and the resulting increase in the number of active subscriptions for our software service applications.

Operating Expenses

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2021	2020	$	%	2021	2020	$	%
Research and development	$6,881	$2,637	$4,244	161%	$14,057	$6,641	$7,416	112%
Sales and marketing	4,948	1,328	3,620	273%	9,094	4,048	5,046	125%
General and administrative	7,910	4,104	3,806	93%	15,673	12,759	2,914	23%

Research and development expenses increased by $4.2 million, or 161%, to $6.9 million for the three months ended September 30, 2021, from $2.6 million for the three months ended September 30, 2020, resulting primarily from approximately $2.1 million of research and development personnel-related costs as we increased our research and development staff, $1.4 million of stock-based compensation, a $0.3 million increase in expenses related to business applications and software, and a $0.2 million increase in recruiting expenses.

Research and development expenses increased by $7.4 million, or 112%, to $14.1 million for the nine months ended September 30, 2021, from $6.6 million for the nine months ended September 30, 2020, resulting primarily from approximately $4.6 million of research and development personnel-related costs, as we increased our research and development staff, $1.3 million of stock-based compensation, a $0.5 million increase in expenses related to business applications and software, a $0.3 million increase in recruiting expenses, and $0.3 million in consulting expenses. We expect that our personnel-related costs will continue to increase in future periods as we continue to develop new applications and enhance existing products and solutions.

Sales and marketing expenses increased by $3.6 million, or 273%, to $4.9 million for the three months ended September 30, 2021, from $1.3 million for the three months ended September 30, 2020, resulting primarily from approximately $1.3 million of increased personnel-related costs, as we increased our sales and marketing staff, a $1.0 million increase in stock-based compensation, a $0.5M increase in conferences and trade shows expense, $0.3 million increase in travel related expenses, and a $0.3 million increase in expenses related to business applications and software.

Sales and marketing expenses increased by $5.0 million, or 125%, to $9.1 million for the nine months ended September 30, 2021, from $4.0 million for the nine months ended September 30, 2020, resulting primarily from approximately $2.3 million of increased personnel-related costs as we increased our sales and marketing staff, an increase in stock-based compensation of $1.0 million, an increase in business applications and software of $0.6 million, an increase in warrant related marketing expense of $0.5 million, and an increase in travel related expenses of $0.4 million. We expect that our personnel-related costs will continue to increase in future periods as we continue to expand our sales and marketing efforts to increase sales with existing customers and initiate business with new customers, and we expect that our conference and tradeshow costs and other sales and marketing expense will increase in future periods.

General and administrative expenses increased by $3.8 million, or 93%, to $7.9 million for the three months ended September 30, 2021, from $4.1 million for the three months ended September 30, 2020, resulting primarily from an increase in stock-based compensation of $1.6 million, an increase in business insurance of $0.6 million primarily related to directors and officers insurance initiated in connection with the Business Combination, an increase in legal and consulting expenses of $0.7 million, and an increase in travel related expense of $0.3 million.

For the nine months ended September 30, 2021, general and administrative expenses increased by $2.9 million, or 23%, to $15.7 million from $12.8 million for the nine months ended September 30, 2020, resulting primarily from increases in stock-based compensation of $1.5 million, $1.8 million in legal and consulting fees, $0.7 million in business insurance, $0.6 million in other miscellaneous general and administrative expenses. These increases were partially offset by a decrease in personnel-related costs of $3.2 million, which is primarily attributable to Zipato acquisition-related compensation costs recorded during the nine months ended September 30, 2020 that did not reoccur during 2021. We expect our general and administrative costs to increase in future periods as we incur expenses to support the anticipated growth of our business, and the significant accounting, legal, and compliance infrastructure required to operate as a public company.

Other Expenses

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2021	2020	$	%	2021	2020	$	%
Interest expense	$(57)	$(130)	$73	(56)%	$(199)	$(510)	$311	(61)%
Other expense, net	(58)	(417)	359	(86)%	69	(909)	978	(108)%

Net interest expense decreased by $0.1 million, or 56%, to $0.1 million for the three months ended September 30, 2021, from $0.1 million for the three months ended September 30, 2020. Net interest expense decreased by $0.3 million, or 61%, to $0.2 million for the nine months ended September 30, 2021, from $0.5 million for the nine months ended September 30, 2020. The decrease in net interest expense for both comparison periods is due to convertible notes being outstanding during the three and nine months ended September 30, 2020. There were no convertible notes outstanding in the corresponding periods during 2021.

Other expense, net decreased by $0.4 million, or 86%, to $0.1 million of other income, net for the three months ended September 30, 2021, from $0.4 million of other expense, net, primarily due to gains in foreign currency balances. Other expense, net decreased by $1.0 million, or 108%, to $0.1 million of other income, net for the nine months ended September 30, 2021, from $0.9 million of other expense, net for the nine months ended September 30, 2020. This change is driven by gains in foreign currency balances as well as the $0.2 million loss on the extinguishment of debt due to the conversion of convertible notes during the nine months ended September 30, 2020, which did not occur during the nine months ended September 30, 2021.

Income Taxes

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2021	2020	$	%	2021	2020	$	%
Loss before income taxes	$(26,642)	$(8,649)	$(17,993)	208%	$(45,873)	$(26,251)	$(19,622)	75%
Provision for income taxes	43	48	(5)	(10)%	130	170	(40)	(24)%

We provided a full valuation allowance on our net U.S federal and state deferred tax assets at September 30, 2021 and December 31, 2020. As of September 30, 2021, we had $18.7 million of U.S. federal and $3.3 million of state tax effected net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire on varying dates for state tax purposes. The provision for income taxes in each of the periods reported is related foreign subsidiaries.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we present EBITDA and Adjusted EBITDA, described below, as non-GAAP measures. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures – these non-GAAP financial measures are not intended to supersede or replace our GAAP results.

We define EBITDA as net income or loss computed in accordance with GAAP before interest expense, income tax expense and depreciation and amortization.

We define Adjusted EBITDA as EBITDA before stock-based compensation expense, non-employee warrant expense, loss on extinguishment of debt, change in fair value of derivatives, unrealized gains and losses in currency exchange rates, warranty provisions for battery deficiencies and other income and expenses.

Our management uses EBITDA and Adjusted EBITDA in a number of ways to assess our financial and operating performance and we believe these measures are helpful to management and external users in understanding our performance. EBITDA and Adjusted EBITDA help management identify controllable expenses and make decisions designed to help us meet our identified financial and operational goals and to optimize our financial performance, while neutralizing the impact of expenses included in our operating results caused by external influences over which management has little or no control and by non-recurring, or unusual, events that might otherwise mask trends in our performance. Accordingly, we believe these metrics measure our financial performance based on operational factors that management can impact in the short-term, namely our cost structure and expenses.

We believe that the presentation of EBITDA and Adjusted EBITDA provides information useful to investors in assessing our results of operations. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income or loss. EBITDA and Adjusted EBITDA are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to the EBITDA and Adjusted EBITDA of other companies due to the fact that not all companies use the same definitions of EBITDA and Adjusted EBITDA. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net loss (as determined in accordance with GAAP) to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Net loss	$(26,685)	$(8,697)	$(46,003)	$(26,421)
Interest expense, net	57	130	199	510
Provision for income taxes	43	48	130	170
Depreciation and amortization	130	96	303	217
EBITDA	(26,455)	(8,423)	(45,371)	(25,524)
Stock-based compensation	4,307	440	5,162	1,342
Non-cash warrant expense	248	160	647	342
Loss on extinguishment of debt	-	-	-	164
Loss on change in exchange rates	-	311	-	476
Compensation expense in connection with Zipato acquisition	-	760	-	3,353
Loss on warranty accrual	5,700	-	5,700	-
Other non-operating expense, net	60	(4)	64	10
Adjusted EBITDA	$(16,140)	$(6,756)	$(33,798)	$(19,837)

Liquidity and Capital Resources

Sources of Liquidity

Debt Issuances

As of September 30, 2021, we had cash and cash equivalents of $472.5 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds we received through the private issuance of our convertible SmartRent preferred stock, the net proceeds received as a result of the Business Combination, payments collected from sales to our customers, and proceeds from a Revolving Facility, convertible notes and Term Loan Facility. The term of our Revolving Facility matured in August 2021, and we have extended the maturity of the Revolving Facility through December 2021 as we revise the Revolving Facility to support operations as a public company.

In August 2019, we entered into a loan and security agreement for a credit facility (the “Credit Facility”). The Credit Facility provides $15.0 million of borrowing capacity and consists of a $10.0 million revolving line of credit (the “Revolving Facility”), which will mature in November 2021 and a $5.0 million term loan (the “Term Loan Facility”), which will mature in November 2023. The Term Loan Facility is subject to monthly payments of interest, in arrears, accrued on the principal balance of the Term Loan Facility through November 2020. Thereafter, and continuing through the Term Loan Facility maturity date, the Term Loan Facility is subject to equal monthly payments of principal plus accrued interest. As of September 30, 2021, the Term Loan Facility had a balance of $3.6 million. The Revolving Facility had no balance as of September 30, 2021.

In February 2020, we issued a subordinated convertible note in the principal amount of $0.1 million, bearing interest at 5% per annum, pursuant to a note purchase agreement (the “February 2020 Convertible Note”). Interest on the February 2020 Convertible Note accrued at the coupon rate, compounded annually. The February 2020 Convertible Note was converted in March 2020 into shares of SmartRent Series C-1 Preferred Stock, which automatically converted into a number of shares of Common Stock upon consummation of the Business Combination.

Legacy SmartRent Preferred Stock Issuances

During the year ended December 31, 2020, Legacy SmartRent issued a total of approximately 5.5 million shares of Series C Preferred Stock in three tranches that closed in March, April, and May 2020. The Series C Preferred Stock was issued in exchange for $57.5 million gross cash proceeds. Expenses in connection with the issuance of the Series C Preferred Stock were $0.1 million, resulting in net cash proceeds of $57.4 million. During the year ended December 31, 2020, Legacy SmartRent also issued 761 shares of Series C-1 Preferred Stock (which automatically converted into a number of shares of Common Stock upon consummation of the Business Combination) in connection with the redemption of certain convertible notes.

In February and March 2021, Legacy SmartRent issued approximately 3.4 million additional shares of Series C Preferred Stock (which automatically converted into a number of shares of Common Stock upon consummation of the Business Combination) in exchange for $35.0 million gross cash proceeds. Expenses in connection with the issuance of the Series C Preferred Stock were $0.2 million, resulting in net cash proceeds of $34.8 million.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $128.6 million as of September 30, 2021. We may require additional capital resources to continue our operations in future periods. We expect to incur expenses related to non-cancellable contractual obligations from our operating leases and the Term Loan Facility.

We believe that our current cash, cash equivalents, available borrowing capacity under the Revolving Facility, and cash raised in the Business Combination will be sufficient to fund our operations for at least the next 12 months. We intend to use a portion of the net cash proceeds from the Business Combination for payment of certain transaction expenses. Our future capital requirements, however, will depend on many factors, including our sales volume, the expansion of sales and marketing activities, and market adoption of our new and enhanced products and features. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition may be adversely affected.

Cash Flow Summary – Nine Months Ended September 30, 2021 and 2020

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2021	2020
	(dollars in thousands)
Net cash provided by (used in)
Operating activities	$(41,745)	$(42,311)
Investing activities	(2,851)	(2,656)
Financing activities	478,531	48,360

Operating Activities

For the nine months ended September 30, 2021, our operating activities used $41.7 million in cash resulting primarily from our net loss of $46.0 million, which was partially offset by $12.6 million of non-cash expenses consisting primarily of $5.9 million for the provision of warranty expense, $5.2 million for stock-based compensation, $0.6 million for non-employee warrant expense, and $0.3 million for depreciation and amortization. For the nine months ended September 30, 2021, we used $8.3 million net cash from changes in our operating assets and liabilities resulting primarily from an increase of $18.0 million in prepaid expenses and other assets, an increase of $12.3 million in accounts receivable, an increase of $6.0 million in deferred cost of revenue, an increase of $5.0 million in inventory, and a decrease of $1.9 million in accrued expenses and other liabilities. These uses were partially offset by an increase of $30.2 million in deferred revenue and an increase of $5.1 million in accounts payable.

For the nine months ended September 30, 2020, our operating activities used $42.3 million in cash resulting primarily from our net loss of $26.4 million, which was partially offset by $6.0 million non-cash expenses consisting primarily of $3.4 million non-cash compensation expense related to the Zipato acquisition, stock-based compensation of $1.3 million, and non-employee warrant expense of $0.3 million. For the nine months ended September 30, 2020, we used net cash of $21.9 million from changes in our operating assets and liabilities resulting primarily from an increase of $26.8 million in accounts receivable, an $7.4 million increase in inventory, a $6.7 million increase in deferred cost of revenue, and $5.2 million increase in prepaid expenses and other assets. This was partially offset by an $21.8 million increase in deferred revenue.

Investing Activities

For the nine months ended September 30, 2021, we used $2.9 million of cash for investing activities, resulting primarily from an increase in loans receivable.

For the nine months ended September 30, 2020, we used $2.7 million of cash for investing activities, primarily related to the Zipato acquisition, net of cash acquired.

Financing Activities

For the nine months ended September 30, 2021, our financing activities provided $478.5 million of cash consisting primarily of net proceeds from the consummation of the Business Combination in the amount of $445.0 million and convertible preferred stock issued of $34.8 million, net of expenses. The proceeds were partially offset by payments on the Term Loan Facility of $1.3 million.

For the nine months ended September 30, 2020, our financing activities provided $48.4 million of cash consisting primarily of net proceeds from the issuance of Legacy SmartRent Series C Preferred Stock in the amount of $57.4 million which were partially offset by net payments on the Revolving Facility of $4.8 million and payments on a note payable related to the Zipato acquisition of $4.3 million.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Interest Rate Risk

As of September 30, 2021, we had cash and cash equivalents of approximately $472.5 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S. and to a lesser extent in Croatia and the United Kingdom. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

Revenue Recognition

We derive revenue primarily from sales of systems that consist of hardware devices, professional installation services and hosted services to assist property owners and property managers with visibility and control over assets, while providing all-in-one home control offerings for residents. Revenue is recognized when control of these products and services are transferred to the customer in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products and services.

Payments we receive by credit card, check, or automated clearing house payments, and payment terms are determined by individual contracts and range from due upon receipt to net 30 days. Taxes collected from customers and remitted to governmental authorities are not included in reported revenue. Payments received from customers in advance of revenue recognition are reported as deferred revenue.

We apply the practical expedient that allows for inclusion of the future auto-renewals in the initial measurement of the transaction price. We only apply these steps when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services it transfers to a customer.

Accounting for contracts recognized over time involves the use of various estimates of total contract revenue and costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation may be revised in the future as we observe the economic performance of our contracts. Changes in job performance, job conditions and estimated profitability may result in revision to our estimates of revenue and costs and are recognized in the period in which the revisions are identified.

We may enter into contracts that contain multiple distinct performance obligations including hardware and hosted services. The hardware performance obligation includes the delivery of hardware and the hosted services performance obligation allows the customer use of our proprietary software during the contracted-use term. The subscription for the software and the hub device combine as one performance obligation, and there is no support or ongoing subscription for other device hardware. The Company partners with several manufacturers to offer a range of compatible hardware options for its customers. The Company maintains control of the hardware purchased from manufacturers prior to it being transferred to the customer, and accordingly, the Company is considered the principal in these arrangements.

For each performance obligation identified, we estimate the standalone selling price, which represents the price at which we would sell the good or service separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price, considering available information such as market conditions, historical pricing data, and internal pricing guidelines related to the performance obligations. We then allocate the transaction price among those obligations based on the estimation of the standalone selling price.

Inventory Valuation

Inventories are stated at the lower of cost or estimated net realizable value. Costs are computed under the first-in, first-out method. We adjust the inventory balance based on anticipated obsolescence, usage, and historical write-offs. Significant judgment is used in establishing our forecasts of future demand and obsolete material exposures. We consider marketability and product life cycle stage, product development plans, demand forecasts, historical revenue, and assumptions about future demand and market conditions in establishing our estimates. If the actual product demand is significantly lower than forecast, which may be caused by factors within and outside of our control, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and our customer requirements, we may be required to increase our inventory write-downs. A change in our estimates could have a significant impact on the value of our inventory and our results of operations.

Stock-Based Compensation

Our stock-based compensation relates to stock options granted to our employees and directors. Stock-based awards are measured based on the grant date fair value. We estimate the fair value of stock option awards granted to employees and directors on the grant date using the Black-Scholes option-pricing model. The fair value of stock option awards are recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.

The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield, the expected stock price volatility over the expected term and forfeitures, which are recognized as they occur. For all stock options granted, we calculated the expected term using the simplified method for “plain vanilla” stock option awards.

SmartRent Common Stock Valuations

Prior to the Business Combination, in the absence of a public trading market, the fair value of our common stock was determined by our board of directors, with input from management, taking into account our most recent valuation from an independent third-party valuation specialist. Our board of directors intend that all stock options granted to have an exercise price per share not less than the per share fair value of our common stock on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we used in the valuation models were based on future expectations combined with management judgment, and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

•	relevant precedent transactions involving our capital stock;
•	the liquidation preferences, rights, preferences, and privileges of our redeemable convertible preferred stock relative to the common stock;
•	our actual operating and financial performance;
•	current business conditions and projections;
•	our stage of development;
•	the likelihood and timing of achieving a liquidity event for the shares of common stock underlying the stock options, such as an initial public offering, given prevailing market conditions;
•	any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options;
•	recent secondary stock sales and tender offers;
•	the market performance of comparable publicly-traded companies; and
•	the U.S. and global capital market conditions.

In valuing our common stock at various dates, our board of directors determined the equity value of our business using the market approach. The market approach estimates value considering an analysis of guideline public companies. The guideline public company method estimates value by applying a representative revenue multiple from a peer group of companies in similar lines of business to our forecasted revenue. To determine our peer group of companies, we considered publicly traded companies based on consideration of business descriptions, operations and geographic presence, financial size and performance, and management recommendations regarding most similar companies. This approach involves the identification of relevant transactions and determining relevant multiples to apply to our revenue.

Application of this approach involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

The estimates were no longer necessary to determine the fair value of new awards once the underlying shares began trading.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts “emerging growth companies” as defined in Section 2(A) of the Securities Act of 1933, as amended, from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” and have elected to take advantage of the benefits of this extended transition period.

We will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by our emerging growth company status may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used.

We will remain an “emerging growth company” under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of our initial public offering, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non- convertible debt securities during the previous three years. We expect that we will cease to be an emerging growth company as of December 31, 2022.

Recent Accounting Pronouncements

See Note 2, "Significant Accounting Policies" — Recent Accounting Guidance Not Yet Adopted, included in Part I, Item 1 of this Form 10-Q for more information.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the evaluation, management identified material weaknesses in our internal control over financial reporting for the periods ended December 31, 2020 and 2019. The material weaknesses, which we are currently working to remediate, relate to: (a) accounting for non-routine transactions; (b) the lack of consistent review of journal entries prior to their posting to the general ledger; and (c) the need to provide formal segregation controls over our information technology.

We are in the process of implementing remediation efforts, including engaging external consultants with technical accounting experience. As such remediation efforts are still ongoing, we have concluded that the material weaknesses have not been fully remediated.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2021, we completed the Business Combination and the internal controls of SmartRent.com, Inc. became our internal controls. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination, including the enhancement of our internal and external technical accounting resources.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time, we are subject to various claims, charges and litigation matters that arise in the ordinary course of business. We believe these actions are a normal incident of the nature and kind of business in which we are engaged. While it is not feasible to predict the outcome of these matters with certainty, we do not believe that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or prospects

Item 1A – Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of risks and uncertainties relating to our business following the Business Combination, please see the section in our Registration Statement on Form S-1 filed with the SEC on September 23, 2021 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Other than with respect to the PIPE Investment as described elsewhere in this Report, we sold no securities during the three months ended September 30, 2021 that were not registered under the Securities Act.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1	Merger Agreement, dated as of April 21, 2021, by and among the Company, Merger Sub and Legacy SmartRent.	8-K	2.1	April 22, 2021
2.2	Amendment No. 1 to Merger Agreement, dated as of July 23, 2021, by and among the Company, Merger Sub and Legacy SmartRent.	8-K	2.1	July 26, 2021
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
10.1	Amended and Restated Registration Rights Agreement, dated as of August 24, 2021, by and among the Company, the Sponsor and certain equityholders of Legacy SmartRent named therein.	8-K	10.1	August 30, 2021
10.2	SmartRent, Inc. 2021 Equity Incentive Plan.	S-4/A	10.13	July 26, 2021
10.3	SmartRent, Inc. 2021 Employee Stock Purchase Plan.	S-4/A	10.14	July 26, 2021
10.4	Restricted Stock Units Agreement under the SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.11	August 30, 2021
10.5	Stock Option Agreement under the SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.12	August 30, 2021
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTRENT, INC.

November 10, 2021	/s/ LUCAS HALDEMAN
	By:	Lucas Haldeman
Chief Executive Officer
(Principal Executive Officer)

November 10, 2021	/s/ JONATHAN WOLTER
	By:	Jonathan Wolter
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)