Form 10-K
period 2021-12-31
SmartRent, Inc.
filed 2022-03-25
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39991

SMARTRENT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	85-4218526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8665 E. Hartford Drive, Suite 200 Scottsdale, Arizona (Address of Principal Executive Offices)	85255 (Zip Code)

(844) 479-1555

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	SMRT	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, the last business day of its most recently completed second fiscal quarter was $425.0 million based on the closing price of the registrant's Class A Common Stock as reported by the Nasdaq Capital Markets on that date.

As of March 22, 2022, the registrant had 194,070,229 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), about us and our industry that involve substantial risks and uncertainties. Our forward-looking statements may include, but are not limited to, statements regarding our expectations, plans, beliefs or intentions regarding our future financial condition, results or operations, business strategy, objectives and prospects, and liquidity needs and sources. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about our ability to:

•
execute our business strategy, including expansions in existing and into new lines of business;
•
anticipate the uncertainties inherent in the development of new business lines and business strategies;
•
anticipate the impact of the coronavirus (including emerging variant strains, “COVID-19”) pandemic and its effect on our business and financial condition;
•
manage risks associated with operational changes in response to the COVID-19 pandemic;
•
develop, design, manufacture, and sell products and services that are differentiated from those of competitors;
•
continue to develop new products and innovations to meet constantly evolving customer demands;
•
manage risks associated with our third-party suppliers and manufacturers and partners for our products;
•
produce or obtain quality products and services on a timely basis or in sufficient quantity;
•
accelerate adoption of our products and services;
•
acquire or make investments in other businesses, patents, technologies, products or services to grow the business;
•
attract, train, and retain effective officers, key employees or directors;
•
enhance future operating and financial results;
•
comply with laws and regulations applicable to our business, including privacy regulations;
•
anticipate the significance and timing of contractual obligations;
•
maintain key strategic relationships with partners and distributors;
•
realize the benefits expected from the Business Combination;
•
successfully defend litigation;
•
upgrade and maintain information technology systems;
•
anticipate rapid technological changes; and
•
meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Report.

Other sections of this Report may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Report and the documents that we reference in this Report and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.smartrent.com), SEC filings, webcasts, press releases, and conference calls. We use these mediums to communicate with investors and the general public about our company, our products and services, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors, the media and others interested in our company to review the information that we post on our investor relations website.

SmartRent, the SmartRent logo and other trade names, trademarks or service marks of SmartRent appearing in this report are the property of SmartRent. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I

Item 1: Business

Our Company

SmartRent is an enterprise software company that provides a fully integrated, brand-agnostic smart home operating system to residential property owners and operators, as well as homebuilders, institutional home buyers (“iBuyers”), developers, and residents. We started SmartRent with the vision of transforming residential real estate into the next generation of connected communities. Our smart home operating system is designed to enable owners and operators to streamline property management and operations, lower operating costs, increase revenues, and protect their assets through improved visibility and control, while providing a differentiated, elevated living experience for residents. Through a central connected device, called SmartHub, we integrate our proprietary enterprise software with third-party smart devices and other technology interfaces through an open-architecture, brand-agnostic approach, which allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our products and solutions include smart apartments and homes, access control for buildings, common areas, and rental units, asset protection and monitoring, parking management, self-guided tours, and community and resident Wi-Fi. We also have a professional services team in most states across the United States through which we provide customers with training, installation, and support services.

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

We have designed our open-architecture, brand-agnostic smart home operating system to help the residential real estate industry become more efficient and effective through the use of our solutions. Importantly, our enterprise software integrates into most existing property management systems used by residential property owners and operators. With features specifically designed to increase productivity, while decreasing operating costs, we estimate that owners and operators can realize a 50% return on investment over a three-year period after installation of our smart home operating system. We expect that our customers will realize several benefits from installation and integration of our solutions, including:

•
Operating Efficiency. We estimate that our customers can recognize cost savings on utilities of approximately 20% to 30% through the utilization of our solutions, including our connected smart thermostats, smart lights, and leak sensors, as well as through more efficient management of vacant rental units. Additionally, our solutions can be a key tool in helping owners, operators, and residents reduce energy consumption and meet de-carbonization goals.
•
Incremental Revenue Generation. We estimate that multifamily rental owners may be able to increase rental rates by approximately $25 to $100 per rental unit per month (depending on the rental market and solutions offered) due to the differentiated resident experience and strong demand for smart communities. Additionally, we believe our solutions can increase resident retention, accelerate leasing and re-leasing activities, and provide ancillary monetization opportunities.
•
Cost Reduction. We estimate that owners and operators can decrease their leasing and re-leasing costs by approximately 20% to 50% by streamlining the processes associated with touring, resident onboarding and offboarding, and customer servicing. For example, our self-guided-tour solution allows prospective residents to tour a property 24 hours a day, seven days a week, without assistance from property management staff. In addition, we expect our solutions will help to eliminate or reduce rekeying and lockout expenses and other property management redundancies.
•
Asset Protection. We estimate that customers utilizing our asset protection solutions, including our connected leak sensors and thermostats, may be able to realize a decrease of approximately 70% to 90% in water damage expenses and lower insurance costs.

Corporate History

We were originally incorporated in Delaware on November 23, 2020 as Fifth Wall Acquisition Corp. I (“FWAA”), a special purpose acquisition company, formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 9, 2021, FWAA consummated its initial public offer (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”).

On August 24, 2021, we consummated the Business Combination (as defined below) contemplated by the Merger Agreement dated April 21, 2021 (as amended, the (“Merger Agreement”), among FWAA, Einstein Merger Corp. I, a wholly owned subsidiary of FWAA (“Merger Sub”), and SmartRent.com, Inc. (“Legacy SmartRent”). Upon the closing of the Business Combination, Merger

Sub merged with and into Legacy SmartRent, with Legacy SmartRent continuing as the surviving company. “Business Combination” refers to these mergers, together with the other related transactions.

At the closing of the Business Combination, Legacy SmartRent changed its name to “SmartRent Technologies, Inc.” and FWAA changed its name to “SmartRent, Inc.” Additionally, we changed our trading symbol and listing on a securities exchange from “FWAA” on Nasdaq to “SMRT” on the New York Stock Exchange (“NYSE”).

Our Industry and Market Opportunity

Increasing Demand for Smart Home Technology

We believe that network effects are driving demand for smart home technology and increasing the penetration of smart home technology in both the multifamily residential and single-family rental home sectors. Increasingly, we believe residents view smart home technology as a necessity, although relatively few communities currently offer it to residents. Entrata, a developer of property management software, estimates that more than 75% of residents would pay more for an apartment equipped with smart home technology, and Schlage, a smart lock provider, estimates millennials would be willing to pay 20% more on average per month for rental units equipped with smart home technology. We expect this dynamic will drive demand for smart home technology as additional owners and operators evolve to meet this growing demand for integrated smart home solutions. In addition, we believe the same driving forces apply to other asset classes and markets, which we expect to continue to increase demand for enterprise-level smart solutions globally. We believe our enterprise-level, end-to-end solutions enable owners and operators to transform outdated properties into fully connected smart communities that meet resident demand for digital amenities while improving operating profitability.

Fragmented Technology Offerings

While demand for smart home technology has increased, the residential technology market remains fragmented, with offerings generally consisting of isolated point solutions and closed-architecture devices that do not integrate with one another. To assemble a complete building solution, owners and operators often need to source smart home technology from multiple vendors and point solution providers and patch their products together to create a modern building experience. Under this fragmented structure, the process to evaluate, procure, install, and service smart home technology can be expensive and time-consuming for owners and operators. With our holistic smart home operating system and in-house installation, training, and support services, we believe we offer a smart home solution that provides a full-service, end-to-end experience.

Our Competitive Strengths

Superior Platform for Owners, Operators, and Residents

We believe we have developed the most scalable and owner/operator-friendly smart home operating system in the industry based on our platform’s unique combination of attributes:

•
We offer a holistic integrated solution that includes enterprise software, hardware, and resident applications.
•
We are hardware agnostic and our solutions are compatible with most other smart devices including, among others, Google Home, Amazon Alexa, Google Assistant, Honeywell thermostats, and Yale smart locks.
•
We have an open architecture that can integrate with most property management systems, including, among others, Yardi, Entrata, RealPage, and Engrain.
•
We provide in-house professional services with employees in our implementation, installation, support, and warehouse departments in most states across the United States, which allows us to maintain consistent quality and service across markets.

Leading Enterprise Smart Home Provider with Track Record of Success

As of December 31, 2021, our customers included 15 of the top 20 multifamily residential owners in the United States. Moreover, many of our existing customers have demonstrated their satisfaction with our smart home operating system by installing our SmartRent solutions across their full operating portfolios over time. As of December 31, 2021, we have 249 customers who own or operate an aggregate of 4.5 million units.

Large Addressable Residential Market

Some of our competitors have historically focused on creating solutions for new development properties, where installation of smart home devices can be easier. However, new developments represent only a fraction of the size of the market for existing residential properties, which is where we believe we have a competitive advantage. Additionally, other competitors have closed-architecture systems that may not integrate with existing products or software systems that owners and operators have already installed. Lastly, some of our competitors have invested heavily in branded hardware, such as smart locks, that carry low margins and limit their ability to offer flexible solutions. With our hardware-agnostic, open-architecture, integrated smart home solutions, we are able to readily target the vast majority of the overall residential real estate market, including existing multifamily residential properties and single-family rental homes, new development properties, other products and asset classes, and international markets. We categorize our addressable markets as follows:

•
Multifamily Residential Properties. We offer solutions for both new and existing multifamily residential properties that we believe will add value, improve operational efficiencies, and provide ancillary revenue opportunities.
•
Single-Family Rental Homes. We expect our solutions will simplify the leasing and management of multiple single-family rental homes by utilizing connected devices for remote management of multiple homes from one unified platform.
•
Homebuilders and iBuyers. According to the National Association of REALTORS® and the U.S. Census Bureau, there were approximately 6.5 million newly constructed and existing homes that were sold in the United States in 2020. We believe homebuilders can easily incorporate our solutions as part of their newly constructed homes, while iBuyers serve as an additional channel through which our solutions can be offered.
•
Other Products and Asset Classes. We have a robust product roadmap and a proven track record of innovation and product expansion that we expect to provide us with significant revenue growth opportunities. For example, in 2020 we developed our next generation SmartHub, the Alloy Fusion (“Alloy Fusion”) that includes a built-in thermostat and a touch screen. In addition, we believe there are many adjacent commercial real estate asset classes where our solutions can easily be applied, including, among others, the senior housing, student housing, and lodging and hospitality sectors. In particular, we believe the senior housing and student housing sectors have many similarities with our core addressable residential real estate markets. December 31, 2021, we have one student housing pilot in process.
•
Expansion in International Markets. We believe international expansion represents another large market opportunity. Currently, we are starting pilot programs and/or developing partner relationships in the United Kingdom, Canada, the Netherlands, and Ireland. We intend to expand our presence to other international markets in the future.

Experienced Team with Deep Industry Experience

Our leadership team has over five decades of collective experience managing, leasing, and servicing multifamily residential properties, as well as developing and building industry-specific software. In particular, our Chief Executive Officer and founder, Lucas Haldeman, has spent the last two decades developing property management technology for the real estate industry, including serving as chief technology and marketing officer of Colony Starwood Homes (formerly NYSE:SFR and now part of Invitation Homes Inc. (NYSE:INVH)) from October 2013 to July 2016, where he led the development of a platform to assist in acquisitions, renovations, leasing, and management of more than 30,000 single-family rental homes. Our deep industry knowledge has led us to create a smart home operating system that empowers users, while increasing safety, revenue, and efficiency for owners and operators. In addition, we believe we are the only smart home solution that provides a full-service experience that includes our in-house installation, staff training, and day-to-day support services provided by full-time SmartRent employees.

Attractive SaaS Model

We enter into binding, recurring revenue contracts with customers that typically have terms of six years, and most of our customers prepay their SaaS contract subscription fees. In 2021, approximately 65% of our customers prepaid their multi-year software contracts. As of December 31, 2021, we have 742,429 Committed Units. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Operating Metrics - Committed Units.” We expect this pipeline of demand from existing customers to drive multi-year revenue visibility. We further believe that our customer base is inherently sticky given the barriers to entry associated with rolling out an integrated enterprise solution across a portfolio of rental units.

SmartRent Products and Solutions

Our smart home products and solutions provide an enterprise-grade holistic approach to what it means to be a connected community. A SmartRent connected community is a “curb to couch” concept where an entire property utilizes a variety of proprietary and third-party smart devices from various manufacturers and features that can be remotely managed to provide efficiency, automation, asset protection, and ancillary revenue opportunities. A SmartRent connected community can combine in-rental unit smart home technology with our Alloy Access control system and our Alloy Parking system, which are connected by our Community WiFi solution and can be managed remotely using our core smart home operating system, Community Manager.

We enter into binding, recurring revenue contracts with customers that typically have terms of five years, and most of our customers prepay their software-as-a-service ("SaaS") contract subscription fees. In 2021, approximately 65% of our customers prepaid their multi-year software contracts. Units Deployed as of December 31, 2021 was 339,485. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Operating Metrics - Units Deployed and New Units Deployed.” As of December 31, 2021, we have 742,429 Committed Units. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Operating Metrics - Committed

Units.” We expect this pipeline of demand from existing customers to drive multi-year revenue visibility. We further believe that our customer base is inherently sticky given the barriers to entry associated with rolling out an integrated enterprise solution across a portfolio of rental units.

SmartRent Solutions

SmartRent software is hardware agnostic and integrated with many property management systems, including various systems and software that promote automation efficiency. Our partnerships with other software providers and hardware manufacturers allow us to provide customized solutions for many different communities and customers, including property management software, customer relationship management, and other software integrations. For example, our existing partnerships with the four major property management systems, Yardi, RealPage, ResMan, and Entrata, are expected to increase efficiency and usability for owners and operators by providing one platform to manage their communities and smart home automation devices. In addition, our partnerships with customer relationship management providers, including ECI Lasso, Knock, and Funnel, provide owners and operators the opportunity to streamline how they follow up and manage prospective resident data received from our Self-Guided Tours solution.

Our fully integrated, hardware-agnostic solutions include the following:

Community Manager. Community Manager is our proprietary, web-based software that owners and operators use to administer and configure community settings. Our Community Manager software integrates with many popular property management, customer relationship management, and other third-party software products, which enables owners and operators to manage all resident, prospect, access, and other actionable data from one platform. For example, when a resident moves out, management can easily transfer the apartment or home from occupied to vacant, triggering a succession of automated actions. In addition, through our software, communities can create their ideal “Vacant Mode” automations to remove access codes from locks, create work orders for turn requests, and activate energy saving modes. We have also developed Community Manager Mobile, a native mobile application that allows owners and operators to remotely manage work orders and control access, including resident move-ins and outs.

Access Control. Our Alloy Access solution is a community-wide, cloud-based access control system that protects building entry, common areas, and amenity spaces for multifamily residential properties through the use of control panels, smart access locks, and intercoms with integrations to property management software and customer relationship platforms. Our Alloy Access solution offers real-time integration with property management and active directory systems, remote access at various entry points (e.g., amenity doors, gates, pools and elevators) without the need for fobs or separate keys, socially distant access control features for use in self-guided tours, monitoring systems for visitor logs, and real-time door lock activity alerts. In addition, our Alloy Access solution allows residents to create temporary access codes for deliveries, services, or guest access. Our Alloy Access system can be implemented in new construction or by retrofitting existing access control systems without the need to replace any hardware.

Asset Protection. Our SmartRent asset protection solutions help to ensure the longevity of communities by reducing the risk of damage with high-precision leak sensors and smart thermostats. Our Community Manager software and integrated flood, temperature, and humidity sensors can be configured to notify owners and operators at the first sign of an issue, automatically generate a work order into the property management system, and dispatch a technician to solve the issue, allowing management to act quickly and avoid damages and costly repairs. Our flood sensors can be placed under or near any appliance that may be susceptible to water damage, such as sump pumps, toilets, washing machines, dish washers, water heaters, and sinks. In addition to this leak protection, our SmartRent asset protection solutions also provide owners and operators with the ability to detect abnormal humidity levels and extreme temperature changes through the use of smart thermostats, which help protect floors from warping and prevent mold from forming.

Parking Management. Alloy Parking is a parking management system designed to alleviate the resident and guest parking issues faced by multifamily residential properties. Our Alloy Parking solution provides an integrated software system and single-source database that allows owners and operators to assign and re-assign parking spaces, review interactive maps for live parking space availability (based on parking sensors for real-time occupancy), implement a proactive enforcement process, monitor parking management with resident parking decals and license plate validation, and install custom parking signs to monetize guest parking. In addition, through an Alloy Parking management portal, residents have the ability to add or remove vehicles, edit vehicle details, review assigned parking decals, and provide guests with parking access. Our Alloy Parking solution is available to communities as a stand-alone product or as of part of our fully integrated smart home operating system.

Self-Guided Tours. Our Self-Guided Tours solution offers a web-based platform accessible through a mobile application or web browser for prospective renters and buyers to search available rental units, homes or model inventory, and safely tour communities and homes through a completely contactless self-guided tour with no interaction with management. Our Self-Guided Tour solution includes a variety of features to ensure each contactless self-guided tour is safe, productive, and convenient, including an identity check for each prospective renter and buyer, the ability for prospective renters and buyers to schedule a tour when most convenient, and the automatic production of actionable data (e.g., the amount of time spent in the rental unit or home) for use by owners and operators. This technology enables owners and operators to expand showing hours, relocate tours in real-time depending on vacancies, permit showings promptly upon request, and conduct multiple tours at the same time without hiring additional staff. Our Self-Guided Tours solution is available to communities as a stand-alone product or as part of our fully integrated smart home operating system.

Community WiFi. Through our all-in-one Community WiFi solution, we provide owners, operators, and residents with a strong WiFi connection to power their SmartHubs and other devices, eliminating the time and expense associated with engaging a third-party WiFi provider and assisting communities that experience poor cellular coverage. While our SmartHubs have built-in cellular connectivity, in markets where cell coverage is not available or poor, communities can add our Community WiFi solution to help maintain a consistent connection. With our Community WiFi system, owners, operators, and residents will have access to a dedicated and secure network, as well as a private connection that provides a stronger and more reliable signal for SmartHubs and other devices. We are able to install our Community WiFi system in any property type, including new construction or by retrofitting existing structures, and perform site surveys to customize the equipment best suited to each property.

SmartRent Hardware

We offer a variety of in-rental unit devices that elevate the resident experience and provide multiple benefits to owners and operators. A typical SmartRent rental unit or single-family rental home is equipped with a SmartHub, smart locks, thermostat, and leak sensors. In addition, several other devices can be integrated into our smart home operating system, including smart plugs and lighting (including light bulbs, switches, and dimmers), shades, garage door controllers, video doorbells, peephole cameras, video intercoms, contact and motion sensors, and voice assistants. With our smart home operating system, residents can remotely control and manage their smart home devices and home settings through a single application. In addition, because our software is hardware agnostic, customers can choose from a wide variety of device manufacturers and use their favorite devices together in one fully integrated smart home operating system.

The SmartHubs are a vital aspect of our smart home operating system that elevates the living experience for residents. As part of our ongoing effort to control and improve the quality of our products and solutions, in February 2020, we acquired Zenith Highpoint Inc. ("Zenith"), the supplier of our Alloy SmartHubs. We currently offer two different SmartHub models, the Alloy Smart Home Hub and our next generation SmartHub, the Alloy Fusion (“Alloy Fusion”). These SmartHubs use reliable and secure Z-Wave communication for remote control of connected devices and allow users to remotely manage multiple device settings from one application. The Alloy Fusion, combines a thermostat and touchscreen panel that allows users to control all of their devices from one location. Using the Alloy Fusion on-wall touchscreen device, users can, among other things, review settings, change the temperature, and lock or unlock doors. In addition, users can download the companion mobile application to remotely control their devices, such as manage their home temperature and grant access for guests and deliveries.

We also partner with several manufacturers to offer a range of compatible hardware options for any property, including:

•
Video Doorbells. We partner with Ring to offer a selection of compatible video-enabled doorbells. Our integration with Ring allows users to add devices to their SmartRent application for a more robust control system, including live view and notifications.
•
Indoor and Outdoor Cameras. We also partner with Ring to offer a selection of indoor and outdoor cameras that can be added to any property. With battery-operated and plug-in options available, customers have flexibility to select the cameras that are appropriate for each property.
•
Smart Locks and Lock Boxes. Our selection of Z-Wave or Bluetooth-enabled smart locks and lock boxes offer customers options for keyless entry and simplified guest access. With various keyless entry options, including deadbolts, interconnected locks, lever locks, and patio locks, these products can be customized to meet each property’s needs.
•
Smart Thermostats, Sensors, Plugs, Switches, Dimmers, and Readers. We offer (i) thermostats for all types of HVAC systems with programmable options, including forced air, radiant and heat pump, (ii) leak, parking, contact and motion sensors used to proactively monitor and protect properties, (iii) smart plugs to add automation to lights, fans, or other small appliances, (iv) smart switches and dimmers to upgrade lighting in apartments and homes, and (v) a selection of readers, panels, and boards, including as part of our Alloy Access solution.

Our People

Our employees are critical to our success. As of December 31, 2021, we had approximately 639 total employees worldwide, all of which are full-time employees. We also engage consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in engineering, software and product development, sales, and related functions. As of December 31, 2021, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our domestic or international employees are subject to a collective bargaining agreement or represented by a labor union.

Our leadership team has over five decades of collective experience managing, leasing, and servicing multifamily residential properties, as well as developing and building industry-specific software. In particular, our Chief Executive Officer and founder, Lucas Haldeman, has spent the last two decades developing property management technology for the real estate industry, including serving as chief technology and marketing officer of Colony Starwood Homes (formerly NYSE:SFR and now part of Invitation Homes Inc. (NYSE:INVH)) from October 2013 to July 2016, where he led the development of a platform to assist in acquisitions, renovations, leasing, and management of more than 30,000 single-family rental homes. Our deep industry knowledge has led us to create a smart home operating system that empowers users, while increasing safety, revenue, and efficiency for owners and operators. In addition, we believe we are the only smart home solution that provides a full-service experience that includes our in-house installation, staff training, and day-to-day support services provided by full-time SmartRent employees.

We seek to foster a welcoming, inclusive work environment where employees can be themselves and do meaningful work that positively impacts our customers and communities. Our culture is supportive, engaging, and fast paced and facilitates partnerships among coworkers with diverse backgrounds and experiences. Our employees have opportunities to get involved in resource groups (e.g., Women’s Empowerment and PRISM) and give back to the community. We engage and survey our employees to gather insight, feedback, and data about their engagement, workplace experiences, and manager effectiveness. Survey results inform and support our action plans, with the goal of enhancing workplace satisfaction and overall employee well-being and effectiveness.

We attract and retain talent through our employer brand initiatives, employee referral programs, and partnerships with outside agencies that focus on presenting diverse candidates and through internal career growth. Employee growth and development comes from receiving real-time, informal feedback, a formal performance review, career path transparency, and ongoing role specific training.

The structure of our compensation programs endeavors to give employees peace of mind when it comes to health and financial benefits so that they can focus on doing their best work. Our total rewards program enables us to retain talent, reward high performing employees at all levels and incentivize and motivate exceptional performance. In addition to competitive base pay, we have an annual bonus program for employees at all levels and a comprehensive variable compensation program specific to our revenue organization. Both the bonus and variable compensation plans are tied directly to individual and company performance. We also provide 100% employer paid medical, dental, and vision for employees and their dependents, life insurance, flexible time off, paid parental leave, and a 401(k) plan with a company match.

Intellectual Property

We regard our intellectual property rights as critical to our success generally, with our trademarks, service marks, and domain names being especially critical to the continued development and awareness of our brands and marketing efforts. We protect our intellectual property rights through a combination of trademarks, trade dress, domain name registrations, and trade secrets, as well as through contractual restrictions and reliance on federal, state, and common law. We enter into confidentiality and proprietary rights agreements with employees, consultants, contractors, and business partners, which include invention assignment provisions for our employees and contractors. We have several registered trademarks in the United States, as well as other trademarks globally. We have also registered a variety of domestic and international domain names, the most significant of which relate to our SmartRent brand.

Government Regulation

We and our partners are subject to various federal, state, and local regulations related to access control products, such as state and local building and fire codes, the Americans with Disabilities Act of 1990, as amended, and requirements for certifications by Underwriters Laboratories, a global independent safety science company, and the Federal Communications Commission.

We, our customers, and our partners may be subject to numerous federal and state laws and regulations, including data breach notification laws, data privacy and security laws, and consumer protection laws and regulations (including Section 5 of the FTC Act that govern the collection, use, disclosure, and protection of personal information). Privacy and security laws, self-regulatory schemes, regulations, standards, and other obligations are constantly evolving, and may conflict with each other, which complicates compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. For example, California has enacted the CCPA that became effective on January 1, 2020. The CCPA creates, among other things, new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to access and delete personal information, opt out of certain personal information sharing, and receive detailed information about how personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the CPRA, which was recently voted into law by California residents, imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The CPRA also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023 and become enforceable on July 1, 2023. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Other regulations that may apply to us, for example, depending upon the circumstances, include the General Data Protection Regulation (GDPR) in the European Union, Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), and the Tenant Data Privacy Act (TPDA) in New York.

Competition

Competitive Market

Given the emerging nature of smart home technology in residential real estate, the industry is highly fragmented and there are a number of companies developing solutions that may be similar to parts of our smart home operating system. We believe our primary competitors are other software companies, which have historically provided singular, point solutions to new development properties and used third-party installation services, and hardware companies, many of which have closed architectures. We believe these companies fail to provide a comprehensive solution that meets the enterprise management and security requirements of owners, operators, and residents. We believe that our open-architecture, hardware-agnostic, holistic solutions, comprised of our enterprise software solutions, innovative devices, and resident application, along with our in-house implementation, installation and support teams, strong engineering and operations team, commercial traction, and focus on privacy and security, provide us with a competitive advantage over our competitors. We expect competition to intensify in the future as the market for smart home technology in the residential real estate industry continues to mature.

To assemble a complete building solution, owners and operators often need to source smart home technology from multiple vendors and point solution providers and patch their products together to create a modern building experience. Under this fragmented structure, the process to evaluate, procure, install, and service smart home technology can be expensive and time-consuming for owners and operators. With our open architecture, holistic smart home operating system and in-house installation, training, and support services, we believe we offer a smart home solution that provides a full-service, end-to-end experience.

Superior Platform for Owners, Operators, and Residents

We believe we have developed the most scalable and owner/operator-friendly smart home operating system in the industry based on our platform’s unique combination of attributes:

•
We offer a holistic integrated solution that includes enterprise software, hardware, and resident applications.
•
We are hardware agnostic and our solutions are compatible with many other smart devices including, among others, Google Home, Amazon Alexa, Google Assistant, Honeywell thermostats, and Yale smart locks.
•
We have an open architecture that can integrate with many property management systems, including, among others, Yardi, Entrata, RealPage, and Engrain.
•
We provide in-house professional services with employees in our implementation, installation, support, and warehouse departments, which allows us to maintain consistent quality and service across markets.

Leading Enterprise Smart Home Provider with Track Record of Success

As of December 31, 2021, our customers included 15 of the top 20 multifamily residential owners in the United States. Moreover, many of our existing customers have demonstrated their satisfaction with our smart home operating system by installing our SmartRent solutions across their full operating portfolios over time. As of December 31, 2021, we have 339,485 Units Deployed, 742,429 Committed Units, and 249 customers who own or operate an aggregate of 4.5 million units. We are not dependent on any one or few major customers.

Seasonality

Our business and related operating results have been, and we believe that they will continue to be, impacted by seasonal factors throughout the year. We typically experience greater demand for deployments in the Spring and Summer, and weaker demand in late Fall and Winter.

Research and Development

Our near-term product roadmap includes new leasing solutions (including an online application for the leasing process and other applications for lease signing and customer relationship management), resident experience solutions (including applications for marketplaces, amenity reservations, rent payments, and work orders), home IoT solutions (including hubless systems, smart appliances, and video and security systems), and building IoT solutions (including energy, water, and air metering). We also engage in ongoing activities in connection with enhancement of existing products, integration with new third-party products and services, and the development of internal applications to improve efficiency of our operations.

Supply Chain

Generally, our hardware device suppliers maintain a stock of devices and key components to cover any minor supply chain disruptions. Where possible we utilize multiple sourcing methods to mitigate the risk of disruption from a single supplier. However, we also rely on a number of single source and limited source suppliers for components of our solution. Replacing any single source or limited source suppliers could require the expenditure of significant resources and time to source these products. In order to mitigate the potential impact of supply chain disruptions, we have engaged in carrying increased quantities of inventory in our warehouse and invested in building a more robust team of supply chain personnel to manage the procurement, warehousing and distribution of inventory.

Available Information

Our website address is www.smartrent.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities Exchange Commission (“SEC”). Investors and others should note that we announce material financial information to our investors using our investor relations website (investors.smartrent.com), SEC filings, webcasts, press releases, and conference calls. We use these mediums to communicate with investors and the general public about our company, our products and services and other issues. It is possible that the information we make available may be deemed to be material information. We therefore encourage investors, the media, and others interested in our company to review the information we post on our investor relations website.

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Information contained on or accessible through the websites listed above is not incorporated by reference nor otherwise included in this report, and any references to these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our Class A Common Stock speculative or risky:

Risks Related to Our Business and Industry

•
We are an early-stage company with a history of losses, have not been profitable historically and may not achieve profitability in the future.
•
Our operating results and financial condition may fluctuate from period to period.
•
The outbreak of the COVID-19 pandemic, future resurgences or the development of additional variants, could adversely affect our business.
•
Any delay, disruption or quality control problems experienced by our third-party suppliers, manufacturers, and partners, including due to the COVID-19 pandemic and the current conflict between Russia and Ukraine, could cause us to lose market share and our results of operations may suffer.
•
We rely on a limited number of third-party suppliers and manufacturers for our products, and a loss of any one of them could negatively affect our business.
•
If we are unable to develop new products and solutions, or successfully sell our products and solutions, our revenue may not grow as expected.
•
If we are unable to successfully manage any of our recent or future acquisitions and integrations of businesses, our results of operations may be materially and adversely affected.

Risks Related to Legal and Regulatory Matters

•
We are subject to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.
•
Any breach of security controls, or unauthorized or inadvertent access to customer or residential information or other data or to control or view systems is otherwise obtained, our products and solutions may be perceived as insecure, our business may be harmed, and we may incur significant liabilities.
•
Design and manufacturing defects in our products and services could subject us to personal injury, property damage, product liability, warranty, and other claims, which could adversely affect our business and result in harm to our reputation.
•
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain senior management and qualified board members.
•
If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud and the trading price of our stock could be negatively affected.

Risks Related to Ownership of Our Class A Common Stock

•
Our Class A Common Stock price may be volatile or may decline regardless of our operating performance.
•
We do not intend to pay dividends on our Class A Common Stock for the foreseeable future.
•
If securities analysts issue unfavorable commentary about us or our industry or downgrade our Class A Common Stock, the price of our Class A Common Stock could decline.

•
Our issuance of additional shares of Class A Common Stock or convertible securities could make it difficult for another company to acquire us, may dilute investors' ownership of us and could adversely affect our stock price.
•
Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
•
Our management has limited experience in operating a public company.

Risks Related to Our Business and Industry

We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.

We experienced net losses in each year since inception, including a net loss of $37.1 million for 2020 and $71.9 million for 2021. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business. We expect to continue to devote significant resources into our future growth, including making meaningful investments in our customer acquisition teams, building out our technological capabilities, expanding internationally, and exploring strategic acquisition opportunities. In addition, as a public company, we will incur significant accounting, legal, and other expenses.

We expect to continue to incur losses and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure, and avoid significant liabilities. Revenue growth may slow, revenues may decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, our failure to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and quality problems, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could decline.

Our operating results and financial condition may fluctuate from period to period.

Our operating results and financial condition fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which will not be within our control. Both our business and the smart building technology industry are evolving rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the market or the expectations of securities analysts or investors, our stock price will likely decline. Fluctuations in our operating results and financial condition may arise due to a number of factors, including:

•
the proportion of our revenue attributable to SaaS, versus hardware and other revenues;
•
fluctuations in demand for our platform and solutions;
•
changes in pricing by us in response to competitive pricing actions;
•
the ability of our hardware vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;
•
the timing and success of introductions of new solutions, products or upgrades by us or our competitors;
•
changes in our business and pricing policies or those of our competitors;
•
the ability to accurately forecast revenue;
•
our ability to control costs, including our operating expenses, the costs of the hardware we purchase, the cost of the labor required to provide our professional services and the costs required to provide hosted services;
•
competition, including entry into the industry by new competitors and new offerings by existing competitors;
•
our ability to successfully manage any future acquisitions and integrations of businesses;
•
issues related to introductions of new or improved products, such as shortages of prior generation products or short-term decreased demand for next generation products;

•
the amount and timing of expenditures, including those related to expanding our operations, increasing research and development, introducing new solutions or paying litigation expenses;
•
the ability to effectively manage growth within existing and new markets domestically and internationally;
•
changes in the payment terms for our platform and solutions;
•
the strength of regional, national and global economies; and
•
the impact of other events or factors, including those resulting from natural disasters, pandemics, war, acts of terrorism or responses to these events.

Due to the foregoing factors, and the other risks discussed in this prospectus, you should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.

The outbreak of the COVID-19 pandemic and future resurgences or the development of variants thereof, could have an adverse effect on our business, results of operations, and financial condition.

The COVID-19 pandemic has caused significant volatility in financial markets and has caused what is likely to be an extended global recession. Public health problems resulting from the COVID-19 pandemic and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could continue to contribute to a general slowdown in the global economy, adversely impact our customers, third-party suppliers and other business partners, and disrupt our operations. Changes in our and our customers’ operations in response to the COVID-19 pandemic or related employee illnesses has resulted in and may continue to result in inefficiencies or delays, including in sales, delivery, and product development efforts, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession and business continuity planning, employees working remotely or teleconferencing technologies.

The COVID-19 pandemic and related governmental reactions have had and may continue to have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances, among others:

•
restricted access to customers’ properties and communities, leading to suspensions and interruptions in product installation;
•
our inability to manage our business effectively due to key employees becoming ill, working from home inefficiently, and being unable to travel to our facilities;
•
our customers’, third-party suppliers’ and other business partners’ inability to operate worksites, including construction sites, manufacturing facilities and shipping and fulfillment centers, due to employee illness or reluctance to appear at work, or “stay-at-home” regulations;
•
interruptions in manufacturing (including the sourcing of key components) and shipment of our products;
•
disruptions of the operations of our third-party suppliers, which could impact our ability to purchase components at efficient prices and in sufficient amounts;
•
reduced demand for our products and services, including due to any prolonged economic downturn that may occur;
•
our inability to raise additional capital or the dilution of our common stock if we raise capital by issuing equity securities; and
•
volatility in the market price of our Class A Common Stock.

The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, effectiveness of vaccines and vaccine rollouts, the impact on capital and financial markets, and the related impact on the financial circumstances of our customers and their residents, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

We have limited control over our suppliers, manufacturers, and partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity. If these third-party suppliers, manufacturers, and partners experience any delay, disruption or quality control problems in their operations, including due to the COVID-19 pandemic and the current conflict between Russia and Ukraine, we could lose market share and our results of operations may suffer.

We have limited control over our suppliers, manufacturers, and partners. In addition, these suppliers, manufacturers, and partners may experience delay, disruption, or lapse in the quality of their operations, including due to the COVID-19 pandemic and associated governmental restrictions, or the Russia-Ukraine conflict. The foregoing subjects us to risks, such as the following:

•
inability to satisfy demand for our products;
•
reduced control over delivery timing and product reliability;
•
reduced ability to monitor the manufacturing process and components used in our products;
•
limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions;
•
variance in the manufacturing capability of our third-party manufacturers;
•
price increases;
•
failure of a significant supplier, manufacturer, or partner to perform its obligations to us for technical, market, or other reasons;
•
insolvency, bankruptcy or liquidation of a significant supplier, manufacturer, or partner;
•
difficulties in establishing additional supplier, manufacturer, or partner relationships if we experience difficulties with our existing suppliers, manufacturers, or partners;
•
shortages of materials or components;
•
disagreements with suppliers, manufacturers, or logistics partners as to quality control, leading to a surplus of ineffective products;
•
misappropriation of our intellectual property;
•
exposure to natural catastrophes, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured or the components thereof are sourced;
•
changes in local economic conditions in the jurisdictions where our suppliers, manufacturers, and partners are located;
•
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and
•
insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners.

The occurrence of any of these risks, especially during periods of peak demand, could cause us to experience a significant disruption in our ability to produce and deliver our products to our customers. For example, there is currently a global semiconductor supply shortage. The semiconductor supply chain is complex, with capacity constraints occurring throughout. We must compete with other industries to satisfy current and near-term requirements for semiconductors, and those allocations are not within our control even though we attempt various mitigating actions. An ongoing shortage of semiconductors or other key components can disrupt our production schedule and have an adverse effect on our business, profitability and results of operations.

Changes in trade policies, additional tariffs, or labor shortages could make delivery of supplies more expensive and time consuming, leading to increased expenses and delays in shipments. These potential delays and cost increases could have an adverse effect on our business, financial condition, and operations results.

We depend on third-party suppliers and manufacturers and partners for our products. A loss of any of our suppliers, manufacturers, and partners could negatively affect our business.

We rely on a limited number of suppliers to manufacture and transport our products, including in some cases only a single supplier for some of our products and components. Our reliance on a limited number of manufacturers for our products increases our risks, since we do not currently have alternative or replacement manufacturers beyond these key parties. In the event of interruption from any of our manufacturers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, many of these manufacturers’ primary facilities are located in Europe or Asia. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster or other interruption at a particular location.

In particular, we rely on an exclusive manufacturer of Z-wave chips, which facilitate the Z-wave communication protocol used for communication between our SmartHub and all other smart devices. The replacement of the Z-wave communication protocol would require the replacement or modification of all of our devices, resulting in production and deployment delays, thus negatively impacting our business. We also rely exclusively on a single source to supply the main central processing unit used in our SmartHub. A change in the central processing unit would necessitate an extensive printed circuit board redesign, also resulting in production and deployment delays.

If we experience a significant increase in demand for our products, or if we need to replace an existing supplier or partner, we may be unable to supplement or replace them on terms that are acceptable to us, which may undermine our ability to deliver our products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Identifying suitable suppliers, manufacturers, and partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of our significant suppliers, manufactures, or logistics partners could have an adverse effect on our business, financial condition, and operating results.

If we are unable to develop new products and solutions, adapt to technological change, sell our products and solutions into new markets, or further penetrate our existing markets, our revenue may not grow as expected.

Our ability to increase sales will depend, in large part, on our ability to enhance and improve our products and solutions, introduce new products, solutions, software, features, or services and in a timely manner, sell into new markets and further penetrate our existing markets. The success of any enhancement or new product or solution depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new products and solutions, the ability to maintain and develop relationships with partners and vendors, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, and the ability of our products and solutions to maintain compatibility with a wide range of connected devices. Any new product or solution we develop or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our products and solutions, including new vertical markets (e.g., commercial office) and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality, availability and reliability of our products and solutions and our ability to design our products and solutions to meet customer demand. Similarly, if any of our potential competitors implement new technologies before we are able to implement ours, those competitors may be able to provide more effective products or solutions, possibly at lower prices. Any delay or failure in the introduction of new or enhanced products or solutions could harm our business, financial condition, cash flows and results of operations.

If the smart home technology industry does not grow as we expect, or if we cannot expand our products and solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur operating losses.

The market for smart home solutions is in an early stage of development, and it is uncertain how rapidly or how consistently this market will develop and the degree to which our products and solutions will be accepted into the single-family and multifamily rental markets in which we operate. Some residents, owners, or operators may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with traditional solutions, concerns about additional costs, concerns about data privacy, and lack of awareness of the benefits of our solutions. Our ability to expand the sales of our products and solutions into new markets depends on several factors, including the reputation and recognition of our products and solutions, the timely completion, introduction and market acceptance of our products and solutions, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the costs of our products and solutions and the success of our competitors. If we are unsuccessful in developing and marketing our products and solutions into new markets, or if customers do not perceive or value the benefits of our products and solutions, the market for our products and solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

Our limited operating history, recent growth and the quickly changing markets in which we operate make evaluating our current business and future prospects difficult, which may increase the risk of investing in our Class A Common Stock.

We have experienced rapid growth since our formation in 2016. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.

Our growth has placed and may continue to place significant demands on our management, and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel and senior management in various regions worldwide and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we plan to explore opportunities for international expansion and extend our offerings to current customers by introducing new software, services, and products. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such capital investments will increase our cost base.

Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation.

Our business exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in property damage, personal injury or death. Although we maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all such potential claims. Because our products are installed in homes, there is an elevated risk of property damage, personal injury, or death in the event of a product malfunction, such as a smart lock failing or our SmartHub overheating or catching fire. Any judgment or settlement for property damage, personal injury, or wrongful death could prove expensive to contest.

We may experience legal claims in excess of our insurance coverage or claims that are not covered by insurance, either of which could adversely affect our business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against us could have a material adverse effect on our financial condition and harm our reputation. In addition, if any of our products or components in our products are, or are alleged to be, defective, we may be required to participate in a recall of that product or component if the defect or alleged defect relates to safety. Any such recall and other claims could be costly to us and require substantial management attention.

We may be unable to attract new customers and maintain customer satisfaction, which could have an adverse effect on our business and growth.

We have experienced significant customer growth over the past several years. Our continued business and revenue growth are dependent on our ability to continuously attract and retain customers, and we cannot be sure that we will be successful in these efforts, or that customer retention levels will not materially decline. There are a number of factors that could lead to a decline in customer levels or that could prevent us from increasing our customer levels, including:

•
our failure to introduce new features, software, products, or solutions that customers find engaging or our introduction of new products or solutions, or changes to existing products and solutions that are not favorably received;
•
harm to our brand and reputation;
•
pricing and perceived value of our offerings;
•
our inability to deliver quality products and solutions in a timely manner;
•
our customers engaging with competitive software, services, products, and solutions;
•
technical or other problems preventing customers or their residents from using our products and solutions in a rapid and reliable manner or otherwise affecting the customer experience;
•
deterioration of the apartment or real estate industry, including declining levels of multifamily and single-family rental buildings and reduced spending in the apartment industry;
•
unsatisfactory experiences with the delivery, installation, or products or solutions; and
•
deteriorating general economic conditions or a change in consumer spending preferences or buying trends.

Additionally, further expansion into international markets will create new challenges in attracting and retaining customers that we may not successfully address. As a result of these factors, we cannot be sure that our customer levels will be adequate to maintain or permit the expansion of our operations. A decline in customer levels could have an adverse effect on our business, financial condition, and operating results.

Potential customer turnover in the future, or costs we incur to retain and upsell our customers, could materially and adversely affect our financial performance.

Our customers have no obligation to renew their contracts for our software services after the expiration of the initial term, which on average is five years. In the event that these customers do renew their contracts, they may choose to renew for fewer units, shorter contract lengths, or for less expensive subscriptions. We cannot predict the renewal rates for customers that have entered into software contracts with us.

Customer attrition, as well as reductions in the number of units for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase the number of their units that use our software, services, and products. Our attrition rate could increase in the future if customers are not satisfied with our products and solutions, the value proposition of our solutions or our ability to otherwise meet their needs and expectations. Customer attrition and reductions in the number of units may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay for our products and solutions due to financial constraints and the impact of a slowing economy. If a significant number of customers terminate, reduce, or fail to renew their contracts we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional marketing expenditures could harm our business and results of operations. We have not experienced churn in our core smart home deployment since our inception. However, we have received cancellations on our stand-alone self-guided tour product, meaning that this is the only SmartRent product at this location, so including these contract cancellations our churn rate is 0.01% as of December 31, 2021.

Our future success also depends in part on our ability to sell additional functionalities to our current customers and to sell into our customers’ future projects. This may require increasingly sophisticated and more costly sales efforts, technologies, tools and a longer sales cycle. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. If our efforts to convince customers to add units and, in the future, to purchase additional functionalities are not successful, our business may suffer. In addition, such increased costs could cause us to increase our rates, which could increase our attrition rate.

The markets in which we participate could become more competitive as many companies, including large technology companies and managed service providers, may target the markets in which we do business. If we are unable to compete effectively with these potential competitors and sustain pricing levels for our products and solutions, our sales and profitability could be adversely affected.

The smart home technology industry in which we participate may become more competitive and competition may intensify in the future.

Our ability to compete depends on a number of factors, including:

•
our product and solution functionality, performance, ease of use, reliability, availability, and cost effectiveness relative to that of our competitors’ products and solutions;
•
our success in utilizing new and proprietary technologies to offer solutions and features previously not available in the marketplace;
•
our success in identifying new markets, applications and technologies;
•
our ability to attract and retain partners;
•
our name recognition and reputation;
•
our ability to recruit software engineers and sales and marketing personnel; and
•
our ability to protect our intellectual property.

Customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. In the event a customer decides to evaluate a smart home solution, the customer may be more inclined to select one of our competitors if such competitor’s product offerings are broader or at a better price point than those that we offer.

We face, and may in the future face, competition from large technology providers and managed service providers that may have greater capital and resources than we do. Competitors that are larger in scale and have greater resources may benefit from greater economies of scale and other lower costs that permit them to offer more favorable terms to consumers (including lower service costs) than we offer, causing such consumers to choose to enter into contracts with such competitors. For instance, cable and telecommunications companies are expanding into the smart home and security industries and are bundling their existing offerings with automation and monitored security services. In some instances, it appears that certain components of such bundled offerings are significantly underpriced and, in effect, subsidized by the rates charged for the other product or services offered by these companies. These bundled pricing alternatives may influence customers’ desire to use our services at rates and fees we consider appropriate. These competitors may also benefit from greater name recognition and superior advertising, marketing, promotional and other resources. To the extent that such competitors utilize any competitive advantages in markets where our business is more highly concentrated, the negative impact on our business may increase over time. In addition to potentially reducing the number of new customers we are able to acquire, increased competition could also result in increased customer acquisition costs and higher attrition rates that would negatively impact us over time. The benefit offered to larger competitors from economies of scale and other lower costs may be magnified by an economic downturn in which customers put a greater emphasis on lower cost products or services. In addition, we face competition from regional competitors that concentrate their capital and other resources in targeting local markets.

Cable and telecommunications companies actively targeting the smart home market and large technology companies expanding into the smart home market could result in pricing pressure, a shift in customer preferences towards the services of these companies and a reduction in our market share. Continued pricing pressure from these competitors or failure to achieve pricing based on the competitive advantages previously identified above could prevent us from maintaining competitive price points for our products and services, resulting in lost subscribers or in our inability to attract new subscribers and have an adverse effect on our business, financial condition, results of operations, and cash flows.

If we are unable to sustain pricing levels for our products and solutions whether due to competitive pressure or otherwise, our gross margins could be significantly reduced. Further, our decisions around the development of new products or solutions are grounded in assumptions about eventual pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business.

If we fail to continue to develop our brand or our reputation is harmed, our business may suffer.

We believe that continuing to strengthen our current brand will be critical to achieving widespread acceptance of our products and solutions and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among our customers. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. In addition, if we do not handle customer or resident complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their contracts. Many of our customers and their residents also participate in social media and online blogs about smart home technology solutions, including our products, and our success depends in part on our ability to minimize negative and generate positive feedback through such online channels where existing and potential customers seek and share information. If we fail to promote and maintain our brand, our business could be materially and adversely affected.

The loss of one or more key members of our management team or personnel, or our failure to attract, integrate and retain additional personnel in the future, could harm our business and negatively affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of the key members of our management team and other personnel. The loss of any of these individuals, each of whom is “at will” and may terminate his or her employment relationship with us at any time, could disrupt our operations, harm our reputation and brand, and significantly delay or prevent the achievement of our business objectives. We believe that our future success will also depend in part on our continued ability to identify, hire, train, and motivate qualified personnel. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational, managerial and other requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract, hire, integrate, and retain qualified personnel could impair our ability to achieve our business objectives.

We make estimates relating to customer demand and errors in our estimates may have negative effects on our inventory levels, revenues, and results of operations.

We have historically entered into agreements to place firm orders for products from our suppliers to ensure that we are able to meet our customers’ demands. Our sales process requires us to estimate the expected customer demand and place firm product orders accordingly. If we overestimate customer demand, we may allocate resources to products that we may not be able to sell when we expect or at all. As a result, we may have excess inventory which could increase our net losses. Conversely, if we underestimate customer demand, we may lose revenue opportunities and market share and may damage our customer relationships.

Our ability to use net operating loss carryforwards may be subject to limitations.

As of December 31, 2021, we had approximately $132.5 million of gross federal net operating loss carryforwards available to reduce future taxable income. Realization of any tax benefit from our carryforwards is dependent on our ability to generate future taxable income and the absence of certain “ownership changes.” An “ownership change,” as defined in the applicable federal income tax rules, could place significant limitations, on an annual basis, on the amount of our future taxable income that may be offset by our carryforwards. Such limitations could effectively eliminate our ability to utilize a substantial portion of our carryforwards. We have not conducted a study to determine whether an “ownership change” has occurred since December 31, 2021 or if (i) the Business Combination resulted in an “ownership change,” (ii) we have incurred one or more “ownership changes,” or (iii) the issuance of shares of our Class A Common Stock resulted in an “ownership change.” Other issuances of shares of our Class A Common Stock which could cause an “ownership change” include the issuance of shares of common stock upon future conversion or exercise of outstanding options and warrants or future common stock offerings. If we have experienced or do experience an ownership change at any time since our formation, use of our net operating loss carryforwards and any other tax attribute carryforwards we may have (e.g., carryforwards of general business credits) would be subject to an annual limitation under Section 382 or 383 of the Code. Such a limitation would be determined by first multiplying the value of our outstanding shares at the time of the ownership change by the applicable long-term, tax-exempt rate. The applicable long-term tax-exempt rate for ownership changes occurring during the month of August 2021 was 1.58%. In addition, the Code regulations allow the annual limitation to be increased by certain adjustments, which, for us, would primarily relate to recognized built-in gains on appreciated assets during the five-year recognition period beginning on the ownership change date.

Interruptions to, or other problems with, our website and interactive user interface, information technology systems, manufacturing processes or other operations could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability, consistency, security and availability of our website and interactive user interface, information technology systems, manufacturing processes and other operations are critical to our reputation and brand, and to our ability to effectively provide our smart home services to customers and their residents. Any interruptions or other problems that cause our website, interactive user interface or information technology systems to malfunction or be unavailable may damage our reputation and brand, result in lost revenue, cause us to incur significant costs seeking to remedy the problem, and otherwise substantially harm our business and results of operations. A number of factors or events could cause such interruptions or problems, including among others, human and software errors, design faults, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, contract disputes, labor strikes and other workforce-related issues, and other similar events. These risks are augmented by the fact that our customers and their residents use our products and solutions to operate their lights, locks, and other aspects of their living spaces. We are dependent upon our facilities in which we house all of the computer hardware necessary to operate our websites and systems as well as managerial, customer service, sales, marketing and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying, and rectifying problems with these aspects of our systems is to a large extent outside of our control.

Moreover, the business interruption insurance that we carry may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our product lines as a result of system failures.

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses. On December 31, 2021, the Company purchased all of the outstanding equity interests of iQuue LLC ("iQuue"), and on March 21, 2022, we purchased all of the outstanding equity interests of SightPlan Holdings Inc. ("SightPlan"). We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. Acquisitions and other strategic investments involve significant risks and uncertainties, including:

•
the potential failure to achieve the expected benefits of the combination or acquisition;
•
unanticipated costs and liabilities;
•
difficulties in integrating new products, solutions, software, features, services, businesses, operations and technology infrastructure in an efficient and effective manner;
•
difficulties in maintaining customer relations;

•
the potential loss of key employees of the acquired businesses;
•
the diversion of the attention of our senior management from the operation of our daily business;
•
the potential adverse effect on our cash position to the extent that we use cash for the purchase price;
•
the potential significant increase of our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;
•
the potential issuance of securities that would dilute our stockholders’ percentage ownership;
•
the potential to incur large and immediate write-offs and restructuring and other related expenses; and
•
the inability to maintain uniform standards, controls, policies and procedures.

Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition or investment. In addition, our inability to successfully operate and integrate newly acquired businesses appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins and expenses.

If we are unable to achieve or maintain profitability in the future, we may require additional capital to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances. If capital is not available to us, our business, results of operations, and financial condition may be adversely affected.

We intend to continue to make expenditures and investments to support the growth of our business and if we are unable to achieve or maintain profitability, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new products or software or enhance our existing products and software, enhance our operating infrastructure, and acquire complementary businesses and technologies.

Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all.

Any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in credit facilities we may secure in the future may restrict us from being able to conduct our operations in a manner required for our business and may restrict our growth, which could have an adverse effect on our business, financial condition, or results of operations.

We cannot assure you that we will be able to comply with any such restrictive covenants. In the event that we are unable to comply with these covenants in the future, we would seek an amendment or waiver of the covenants. We cannot assure you that any such waiver or amendment would be granted. In such an event, we may be required to repay any or all of our existing borrowings, and we cannot assure you that we will be able to borrow under our existing credit agreements, or obtain alternative funding arrangements on commercially reasonable terms, or at all.

In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. Any future issuances of equity or convertible debt securities could result in significant dilution to our existing stockholders, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition, and prospects could be materially and adversely affected.

Failure to adequately protect our intellectual property, technology, and confidential information could reduce our competitiveness and harm our business and operating results.

Our intellectual property, including our trademarks, copyrights, trade secrets and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our proprietary technology, brands and other intellectual property against dilution, infringement, misappropriation and competitive pressure by defending our intellectual property rights. To protect our intellectual property rights, we rely on a combination of trademark, copyright and trade secret laws of the United States and a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection.

If we fail to adequately protect or assert our intellectual property rights, competitors may dilute our brands or manufacture and market similar products, solutions, software, services, or convert our customers, which could adversely affect our market share and results of operations. Our competitors may challenge, invalidate or avoid the application of our existing or future intellectual property rights that we obtain or license. The loss of protection for our intellectual property rights could reduce the market value of our brands and our products and solutions, reduce new customer originations or upgrade sales to existing customers, lower our profits, and could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Our policy is to require our employees that were hired and contractors that were engaged to develop material intellectual property included in our products to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from the protection of intellectual property rights, we must monitor and detect infringement, misappropriation or other violations of our intellectual property rights and pursue infringement, misappropriation or other claims in certain circumstances in relevant jurisdictions, all of which are costly and time-consuming. As a result, we may not be able to obtain adequate protection or to effectively enforce our intellectual property rights.

In addition to registered trademarks, we rely on trade secret rights, copyrights and other rights to protect our unpatented proprietary intellectual property and technology. Despite our efforts to protect our proprietary technologies and our intellectual property rights, unauthorized parties, including our employees, consultants, service providers, or subscribers may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees and third parties that have access to our material confidential information, and generally limit access to and distribution of our proprietary information and proprietary technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology, could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products and solutions, and may not provide an adequate remedy in the event of unauthorized use or disclosure. We cannot assure you that the steps taken by us will prevent misappropriation of our intellectual property or technology or infringement of our intellectual property rights. Competitors may independently develop technologies, products, or solutions that are substantially equivalent or superior to our products and solutions or that inappropriately incorporate our proprietary technology into their products or they may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. In addition, if we expand the geography of our service offerings, the laws of some foreign countries where we may do business in the future may not protect intellectual property rights and technology to the same extent as the laws of the United States, and these countries may not enforce these laws as diligently as government agencies and private parties in the United States.

From time to time, legal action by us may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others, or to defend against claims of infringement, misappropriation, or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property and technology, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.

There has been substantial litigation in the areas in which we operate regarding intellectual property rights and we may be sued for infringement from time to time in the future. Also, in some instances, we have agreed to indemnify our customers for expenses and liability resulting from claimed intellectual property infringement by our products and solutions. From time to time, we may receive requests for indemnification in connection with allegations of intellectual property infringement and we may choose, or be required, to assume the defense and/or reimburse our customers for their expenses, settlement and/or liability. We cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we, or our customers infringe their intellectual property rights.

We have in the past received, and may in the future receive, notices of allegations of infringement, misappropriation or misuse of other parties’ proprietary rights. Furthermore, regardless of their merits, accusations and lawsuits like these, may require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Certain technology necessary for us to provide our products and solutions may, in fact, be patented by other parties either now or in the future. If such technology were validly patented by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and cease offering subscriptions incorporating the technology, which could materially and adversely affect our business and results of operations.

If we, or any of our products or solutions, were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain subscriptions, prohibited from using certain processes, or required to redesign certain products, each of which could have a material adverse effect on our business and results of operations.

These and other outcomes may:

•
result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;
•
cause us to pay license fees for intellectual property we are deemed to have infringed;
•
cause us to incur costs and devote valuable technical resources to redesigning our products or solutions;
•
cause our cost of revenues to increase;
•
cause us to accelerate expenditures to preserve existing revenues;
•
materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;
•
cause us to change our business methods; and
•
require us to cease certain business operations or offering certain products or features.

Some of our products and solutions contain open source software, which may pose particular risks to our proprietary software, technologies, products, and solutions in a manner that could harm our business.

We use open source software in our products and solutions and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we will be successful.

Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have processes to help alleviate these risks, including a review process for screening requests from our developers for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, financial condition, and operating results.

Insurance policies may not cover all of our operating risks and a casualty loss beyond the limits of our coverage could negatively impact our business.

We are subject to all of the operating hazards and risks normally incidental to the provision of our products and solutions and business operations. In addition to contractual provisions limiting our liability to customers and third parties, we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent. Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death, or property damage arising in the ordinary course of our business and current levels of insurance may not be able to be maintained or may not be available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our products and solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our products and solutions. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, construction slowdowns, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad.

During weak economic times, the available pool of potential customers may decline as the prospects for new multifamily apartment and single-family rental construction and residential building renovation projects diminish, which may have a corresponding impact on our growth prospects. In addition, there is an increased risk during these periods that an increased percentage of property developers will file for bankruptcy protection, which may harm our revenue, profitability and results of operations. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. Prolonged economic slowdowns and reductions in new residential and commercial building construction and renovation projects may result in diminished sales of our software, services and products. Further worsening, broadening or protracted extension of an economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.

Changes in effective tax rates, or adverse outcomes resulting from examination of our income or other tax returns, could adversely affect our results of operations and financial condition.

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
changes in the valuation of our deferred tax assets and liabilities;
•
expiration or non-utilization of net operating loss carryforwards;
•
tax effects of share-based compensation;
•
expansion into new jurisdictions;
•
potential challenges to and costs related to implementation and ongoing operation of our intercompany arrangements;
•
increases in state or federal statutory tax rates on corporate income;
•
changes in tax laws and regulations and accounting principles, or interpretations or applications thereof; and
•
certain non-deductible expenses as a result of acquisitions.

Any changes in our effective tax rate could adversely affect our results of operations.

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by manmade problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. The third-party systems and operations and manufacturers we rely on are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products or that house our servers. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

Risks Related to Legal and Regulatory Matters

We collect, store, process, and use personal information of our customers and their residents, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.

We collect, process, store, and use a wide variety of data from current and prospective customers and their residents, including personal information, such as home addresses and geolocation. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our customers’ personal information. The scope of such laws and regulations is rapidly changing. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection, and information security. However, the regulatory framework for privacy, data protection, and information security is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. Various states throughout the United States are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention, and safeguarding of customer, consumer, resident, employee, or any other third-party information we receive, and some of our current or planned business activities. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), that affords consumers who are California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA went into effect on January 1, 2020 and gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for a private right of action for data breaches that may increase data breach litigation. Relatedly, the California Privacy Rights Act (the “CPRA”) was recently adopted by California voters. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023 and become enforceable on July 1, 2023.

Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination, and security of personal information adopted by the Federal Trade Commission (the “FTC”), state attorneys general, private plaintiffs, and courts have evolved, and may continue to evolve, over time. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce, thus violating Section 5(a) of the Federal Trade Commission Act of 1914 (the “FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

With data privacy and security laws and regulations imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with our privacy policies, our data privacy or security related obligations to our customers or any of our other legal obligations relating to data privacy or security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability, loss of relationships with key third parties, or cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to customers in certain jurisdictions. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of customer data could impose additional requirements with respect to the retention and security of customer data, could limit our marketing activities, and have an adverse effect on our business, financial condition, and operating results.

If our security controls are breached, or if unauthorized or inadvertent access to customer or residential information or other data or to control or view systems is otherwise obtained, our products and solutions may be perceived as insecure, our business may be harmed, and we may incur significant liabilities.

Use of our solutions involves the storage, transmission and processing of personal, payment, credit and other confidential and private information of our customers and their residents, and may in certain cases permit access to our customers’ vacant and rented property or help secure them. We also maintain and process confidential and proprietary information in our business, including our employees’ and contractors’ personal information and confidential business information. We rely on proprietary and commercially available systems, software, tools and monitoring to protect against unauthorized use or access of the information we process and maintain. Our solutions and the networks and information systems we utilize in our business are at risk for breaches as a result of third-party action, employee or partner error, malfeasance, or other factors. In addition, due to the COVID-19 pandemic, we have enabled substantially all of our employees to work remotely which may make us more vulnerable to cyber-attacks and may create operational or other challenges, any of which could harm our systems or our business. Although we have taken precautionary measures to prepare for these threats and challenges, there is no guarantee that our precautions will fully protect our systems.

Although we have established security procedures to protect customers and their resident information, our or our partners’ security and testing measures may not prevent security breaches. Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security, or other developments may result in a compromise or breach of the technology we use to protect customer data. Any compromise of our security or breach of our customers’ or their residents’ privacy could harm our reputation or financial condition and, therefore, our business. Criminals and other nefarious actors are using increasingly sophisticated methods, including cyber-attacks, phishing, social engineering and other illicit acts to capture, access, or alter various types of information, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that process and store customer and resident confidential and private information, the loss of such information or the deployment of malware or other harmful code to our services or our networks or systems may result in negative consequences, including the actual or alleged malfunction of our products, software or services. In addition, third parties, including our third-party affiliates, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. The threats we and our third-party affiliates face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. There can be no assurances that our defensive measures will prevent cyber-attacks or that we will discover network or system intrusions or other breaches on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of the technology protecting the systems or networks that house or access our software, services and products or on which we or our partners process or store personal information or other sensitive information or data, or that any such incident will not be believed or reported to have occurred. Any such actual or perceived compromises or breaches to systems, or unauthorized access to our customers’ data, products, software or services, or acquisition or loss of data, whether suffered by us, our partners or other third parties, whether as a result of employee error or malfeasance or otherwise, could harm our business. They could, for example, cause interruptions in operations, loss of data, loss of confidence in our products and solutions and damage to our reputation, and could limit the adoption of our products and solutions. They could also subject us to costs, regulatory investigations and orders, litigation, contract damages, indemnity demands, and other liabilities and materially and adversely affect our customer base, sales, revenues, and profits. Any of these could, in turn, have a material adverse impact on our business, financial condition, cash flows, or results of operations. If such an event results in unauthorized access to or loss of any data subject to data privacy and security laws and regulations, then we could be subject to substantial fines by U.S. federal and state authorities, foreign data privacy authorities around the world and private claims by companies or individuals. A cyber-attack may cause additional costs, such as investigative and remediation costs, and the costs of providing individuals and/or data owners with notice of the breach, legal fees, and the costs of any additional fraud detection activities required by law, a court, or a third party. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers about the incident and we may need to provide some form of remedy to such customers or their residents, such as a subscription to a credit monitoring service for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Additionally, some of our customer contracts require us to indemnify customers from damages they may incur as a result of a breach of our systems. There can be no assurance that the limitation of liability provisions in our contracts for a security breach would be enforceable or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Further, if a high profile security breach occurs with respect to another provider of smart home solutions, our customers and potential customers or their residents may lose trust in the security of our products and solutions or in the smart home technology industry generally, which could adversely impact our ability to retain existing customers or attract new ones. Even in the absence of any security breach, customer concerns about security, privacy or data protection may deter them from using our products and solutions.

Our insurance policies covering errors and omissions and certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Our products and solutions may be affected from time to time by design and manufacturing defects that could subject us to personal injury, property damage, product liability, warranty, and other claims, which could adversely affect our business and result in harm to our reputation.

We offer complex solutions involving advanced software and web-based interactive user interfaces and hardware products and services that can be affected by design and manufacturing defects. Sophisticated software, applications, and web-based interactive user interfaces, such as those offered by us, have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any such defects could cause our products and solutions to create a risk of property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time, we may experience outages, service slowdowns, or errors that affect our software, applications, and web-based interactive user interfaces. As a result, our solutions may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer as part of our products and solutions. Failure to do so could result in widespread technical and performance issues affecting our products and solutions and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, given that our customers deploy our products and solutions to provide a safe and secure living space to their residents, quality problems could subject us to substantial liability, adversely affect the experience for users of our products and solutions and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and solutions, delay in new product and solution introductions, and lost revenue.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain senior management and qualified board members.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE or other securities exchange on which our securities are traded, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. Our failure to comply with these laws, regulations and standards could materially and adversely affect our business and results of operations.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, exemption from the requirement to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Additionally, we are choosing to take advantage of the extended transition period for complying with new or revised accounting standards under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that have adopted the new or revised accounting standards. If investors find our Class A Common Stock less attractive as a result of exemptions and reduced disclosure requirements, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile or decrease.

We will cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of the initial public offering by FWAA (the "FWAA IPO"), which closed on February 9, 2021, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.

Being a public company and these new rules and regulations may also make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of the Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this Report and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in more litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially and adversely affected, even if the claims do not result in litigation or are resolved in our favor. These claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially and adversely affect our business and results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud and the trading price of our stock could be negatively affected. We have identified material weaknesses in our internal control over financial reporting.

Until the closing of the Business Combination, we were not required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and, therefore, we were not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a public company, we were required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. For instance, we identified material weaknesses in our internal control over financial reporting related to the lack of adequate review of certain journal entries prior to their posting to the general ledger, and the need to provide formal controls over our information technology. In regard to the lack of adequate review over certain journal entries, we found instances during 2021 in which journal entries were recorded in our general ledger without having been reviewed by a knowledgeable individual other than the preparer before the entries were posted. In regard to establishing formal controls over our information technology, we observed the need to improve access controls and establish segregation of duties for those with roles and responsibilities for the general ledger. While we are implementing measures designed to remediate these material weaknesses, including enhancing our control process for consistent independent review of journal entries and providing formal controls over information technology, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and we conclude, through testing, that these controls are operating effectively.

If we fail to remediate these material weaknesses, determine that our internal controls over financial reporting are not effective, discover areas that need improvement in the future or discover additional material weaknesses, these shortcomings could have an adverse effect on our business and financial results, and the price of our common stock could be negatively affected. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

If we cannot conclude that we have effective internal control over our financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, the NYSE or other regulatory authorities. If we fail to remedy any deficiencies or maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition.

Our smart home technology is subject to varying state and local regulations, which may be updated from time to time.

Our smart home technology is subject to certain state and local regulations, which may be updated from time to time. For example, our products and solutions are subject to regulations relating to building and fire codes, public safety, and may eventually be subject to state and local regulation regarding access control systems. The regulations to which we are subject may change, additional regulations may be imposed, or existing regulations may be applied in a manner that creates special requirements for the implementation and operation of our products and solutions that may significantly impact or even eliminate some of our revenues or markets. In addition, we may incur material costs or liabilities in complying with any such regulations. Furthermore, some of our customers must comply with numerous laws and regulations, which may affect their willingness and ability to purchase our products and solutions. The modification of existing laws and regulations or interpretations thereof or the adoption of future laws and regulations could adversely affect our business, cause us to modify or alter our methods of operations and increase our costs and the price of our products and solutions. In addition, we cannot provide any assurance that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties or restrictions that could materially and adversely affect our business.

Failure of our global operations to comply with import and export, bribery, and money laundering laws, regulations and controls, could have an adverse impact on our financial condition.

We conduct our business globally and source our products from Asia, Europe and the United States. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies and regulatory bodies or authorities responsible for monitoring and enforcing product safety and consumer protection laws, data privacy and security laws and regulations, employment and labor laws, workplace safety laws and regulations, environmental laws and regulations, antitrust laws, federal securities laws, and tax laws and regulations.

We are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act of 1961, and possibly other anti-bribery laws, including those that comply with the Organization for Economic Cooperation and Development, Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering, or providing directly or indirectly improper payments or benefits to recipients in the public or private sector. Certain laws could also prohibit us from soliciting or accepting bribes or kickbacks. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners, and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to ensure compliance with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, partners, and agents will comply with these laws and policies.

Our operations require us to import from Asia and Europe, which geographically stretches our compliance obligations. We are also subject to anti-money laundering laws such as the USA PATRIOT Act of 2001 and may be subject to similar laws in other jurisdictions. Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s (“Treasury”) Office of Foreign Assets Controls. We may also be subject to import/export laws and regulations in other jurisdictions in which we conduct business or source our products. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

Changes in laws that apply to us could result in increased regulatory requirements and compliance costs which could harm our business, financial condition, cash flows, and results of operations. In certain jurisdictions, regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to whistleblower complaints, investigations, sanctions, settlements, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, suspension or debarment from contracting with certain governments or other customers, the loss of export privileges, multi-jurisdictional liability, reputational harm, and other collateral consequences. If any governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, cash flows and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and an increase in defense costs and other professional fees.

Expanding our international operations subject us to a variety of risks and uncertainties, including exposure to foreign currency exchange rate fluctuations, which could adversely affect our business and operating results.

We are planning to expand our international operations to Canada and the United Kingdom and may further grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Due to our lack of experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

•
our ability to comply with differing and evolving technical and environmental standards, telecommunications regulations, building and fire codes, and certification requirements outside the United States;
•
difficulties and costs associated with staffing and managing foreign operations;
•
our ability to effectively price our products and solutions in competitive international markets;
•
potentially greater difficulty collecting accounts receivable and longer payment cycles;
•
the need to adapt and localize our products and subscriptions for specific countries;
•
the need to offer customer care in various native languages;
•
reliance on third parties over which we have limited control;
•
availability of reliable network connectivity in targeted areas for expansion;
•
difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions;
•
restrictions on travel to or from countries in which we operate or inability to access certain areas;
•
changes in diplomatic and trade relationships, including tariffs and other non-tariff barriers, such as quotas and local content rules;
•
U.S. government trade restrictions, including those which may impose restrictions such as prohibitions, on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;
•
our ability to comply with different and evolving laws, rules, and regulations, including the European Union General Data Protection Regulation and other data privacy and data protection laws, rules and regulations;
•
compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and U.K. Bribery Act of 2010;
•
more limited protection for intellectual property rights in some countries;
•
adverse tax consequences;
•
fluctuations in currency exchange rates;
•
exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;
•
new and different sources of competition;
•
political and economic instability created by the United Kingdom’s departure from the European Union;
•
deterioration of political relations between the United States and other countries in which we may operate; or
•
political or social unrest, economic instability, conflict or war in such countries, or sanctions implemented by the United States against countries in which we operate, all of which could have a material adverse effect on our operations.

Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition, and operating results.

Fluctuations in foreign currencies in which we transact business also subject us to certain risks. While we have historically transacted in U.S. Dollars with the majority of our customers and suppliers, we have transacted in some foreign currencies, such as the Euro, the Canadian dollar, the Croatian Krona and the Chinese Renminbi and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. Dollar may affect our revenue and operating results. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our common stock could be lowered.

From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As our business grows, we may see a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings, and particularly the intellectual property infringement matters that we could face, may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain features, all of which could negatively affect our membership and revenue growth.

The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and operating results.

Risks Related to Ownership of Our Class A Common Stock

Our Class A Common Stock price may be volatile or may decline regardless of our operating performance.

The trading price of our Class A Common Stock may be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “- Risks Related to Our Business and Industry” and the following:

•
the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•
our operating and financial performance and prospects;
•
our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•
conditions that impact demand for our products and/or services;
•
future announcements concerning our business, our clients’ businesses or our competitors’ businesses;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;
•
the size of our public float;
•
coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•
market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•
strategic actions by us or our competitors, such as acquisitions or restructurings;
•
changes in laws or regulations which adversely affect our industry or us;
•
privacy and data protection laws, privacy or data breaches, or the loss of data;

•
changes in accounting standards, policies, guidance, interpretations or principles;
•
changes in senior management or key personnel;
•
issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•
changes in our dividend policy;
•
adverse resolution of new or pending litigation against us; and
•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Class A Common Stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A Common Stock is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We do not intend to pay dividends on our Class A Common Stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our Class A Common Stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that the Board may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your Class A Common Stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our Class A Common Stock.

If securities analysts issue unfavorable commentary about us or our industry or downgrade our Class A Common Stock, the price of our Class A Common Stock could decline.

The trading market for our Class A Common Stock depends in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. If any of the analysts that cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that covers us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our Class A Common Stock, or if our reporting results do not meet their expectations, the market price of our Class A Common Stock could decline.

Our issuance of additional shares of Class A Common Stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.

On October 29, 2021, we filed Form S-8 under the Securities Act to register 35,444,576 shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our equity incentive plans. The Form S-8 registration statements automatically became effective upon filing. The shares registered under such registration statements will be available for sale in the open market.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A Common Stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Class A Common Stock bear the risk that our future offerings may reduce the market price of our Class A Common Stock and dilute their percentage ownership.

Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

As of December 31, 2021, we had approximately 193,864,107 shares of Class A Common Stock outstanding. All such shares are freely tradable, subject to certain lock-up restrictions applicable to Fifth Wall Acquisition Sponsor, LLC (the “Sponsor”), without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act), including our directors, executive officers and other affiliates. Upon the expiration or waiver of the Sponsor lock-up restrictions, shares of Class A Common Stock held by Sponsor will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. In addition, we have registered the 35,444,576 shares of Class A Common Stock that we may issue under our equity incentive plans on Form S-8 under the Securities Act, so that they may be freely sold in the public market upon issuance, subject to various vesting agreements and certain volume limitations applicable to affiliates.

The sale of substantial amounts of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, the sale of a large number of shares by our stockholders could cause the prevailing market price of our Class A Common Stock to decline.

As restrictions on resale end, the market price of shares of our Class A Common Stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A Common Stock or other securities.

In addition, the shares of our Class A Common Stock reserved for future issuance under the 2021 Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, and in some cases, limitations on volume and manner of sale by affiliates under Rule 144, as applicable. The number of shares to be reserved for future issuance under the 2021 Plan equals 15,500,000 shares (all of which may be issued pursuant to the exercise of incentive stock options). We also have the ability to initially issue up to 2,000,000 shares of common stock under the ESPP, subject to annual increases effective as of January 1, 2022 and each subsequent January 1 through and including January 1, 2030 in an amount equal to the smallest of (i) 1% of the number of shares of the common stock outstanding as of the immediately preceding December 31, (ii) 2,000,000 shares or (iii) such amount, if any, as the Board may determine.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which would result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to hire additional employees to support our operations as a public company, which would increase our operating costs in future periods.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Our third amended and restated certificate of incorporation (our “Charter”) and bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the Board.

Among other things, our Charter and/or bylaws include the following provisions:

•
a staggered board, which means that the Board is classified into three classes of directors, with staggered three-year terms and directors are only able to be removed from office for cause;
•
limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•
a prohibition on stockholder action by written consent, which means that our stockholders are only able to take action at a meeting of stockholders and are not be able to take action by written consent for any matter;
•
a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•
the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•
advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the Board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.

Any provision of our Charter or bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the (i) Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action, suit or proceeding brought on our behalf; (b) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (c) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, our Charter or bylaws; or (d) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (ii) subject to the foregoing, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our Charter and bylaws provide that the federal district courts of the United States shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Scottsdale, Arizona, where we lease 40,893 square feet of office space. We also lease 8,320 square feet of warehouse space in Phoenix, Arizona. In November 2021, we entered into a new lease agreement for 60,820 square feet of warehouse space in Avondale, Arizona. The new warehouse lease commences in 2022. In addition to our facilities located in the United States, we lease 2,690 square feet of office space and 3,229 square feet of warehouse space in Zagreb, Croatia. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3. Legal Proceedings

From time to time, we are subject to various claims, charges and litigation matters that arise in the ordinary course of business. We believe these actions are a normal incident of the nature and kind of business in which we are engaged. While it is not feasible to predict the outcome of these matters with certainty, we do not believe that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or prospects.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is listed on the NYSE under the ticker symbol “SMRT.” FWAA's Class A Common Stock was listed on Nasdaq under the ticker symbol "FWAA" prior to the Business Combination.

Holders of Record

As of December 31, 2021, there were 58 stockholders of record of our Class A Common Stock.

Dividend Policy

We have never declared or paid any dividends on our Class A Common Stock. We currently intend to retain all available funds and any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future. The terms of our Credit Agreement also restrict our ability to pay dividends, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our capital stock.

Stock Performance Graphs and Cumulative Total Return

The following shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index, the Russell 2000 Index and the De-SPAC ETF (NYSE:DSPC) which tracks the performance of The De-SPAC Index (DESPACTR on Bloomberg), an equally weighted portfolio of 25 of the largest de-SPACs on a rolling 12-month basis. The chart assumes $100 was invested at the close of market on February 5, 2021, in the Class A common stock of SmartRent Inc., the S&P 500 Index, the Russell 2000 Index and the De-SPAC ETF, and assumes the reinvestment of any dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

The information under “Stock Performance Graphs and Cumulative Total Return” is not deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference in any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 6. RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in the section titled Item 1A. "Risk Factors" and the "Note Regarding Forward-Looking Statements."

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in sections titled “Note Regarding Forward Looking Statements” and “Risk Factors” of this Report, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “us,” “the Company” and “SmartRent” generally refer to Legacy SmartRent and its consolidated subsidiaries prior to the Business Combination and to SmartRent, Inc. and its consolidated subsidiaries after giving effect to the Business Combination.

Overview

SmartRent is an enterprise software company that provides a fully integrated, brand-agnostic smart home operating system to residential property owners and operators, as well as homebuilders, iBuyers, developers, and residents. We started SmartRent with the vision of transforming residential real estate into the next generation of connected communities. Our smart home operating system is designed to enable owners and operators to streamline property management and operations, lower operating costs, increase revenues, and protect assets through improved visibility and control, while providing a differentiated, elevated living experience for residents. Through our central connected device, called SmartHub, we integrate our proprietary enterprise software with third-party smart devices and other technology interfaces through an open-architecture, brand-agnostic approach, which allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our products and solutions include smart apartments and homes, access control for buildings, common areas, and rental units, asset protection and monitoring, parking management, self-guided tours, and community and resident Wi-Fi. We also have a professional services team of approximately 300 employees across the United States through which we provide customers with installation, training, and support services.

We believe SmartRent is the category leader in the enterprise smart home solutions industry. As of December 31, 2021, our customers owned an aggregate of approximately 4.5 million rental units, representing approximately 10% of the U.S. market for institutionally owned multifamily rental units and single-family rental homes, and included 15 of the top 20 multifamily residential owners in the United States. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the United States.

We estimate that the U.S. market for residential real estate consists of approximately 43 million institutionally owned multifamily rental units and single-family rental homes as of December 31, 2021. While several of the top multifamily residential owners are current SmartRent customers, we believe that we have only begun to take advantage of the full market opportunity in residential and commercial real estate sectors and in domestic and international markets. For example, we recently adapted our software and applications to target new opportunities in other residential real estate sectors, including single-family rental homes, student housing, senior housing, and new construction homes. In addition, we believe there is significant potential for growth beyond residential real estate to other commercial real estate asset classes, including, among others, office, hotel, retail, industrial, and self-storage. Furthermore, we believe there is an attractive opportunity to expand our smart home solutions into other markets globally and have started pilot programs and/or developed partner relationships in the United Kingdom, Canada, the Netherlands, and Ireland.

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

The Business Combination

On August 24, 2021, we consummated the Business Combination contemplated by the Merger Agreement. Upon the closing of the Business Combination, Merger Sub merged with and into Legacy SmartRent, with Legacy SmartRent continuing as the surviving company and changing its name to “SmartRent Technologies, Inc.” In connection with the consummation of the Business Combination, we changed our name from “Fifth Wall Acquisition Corp. I” to “SmartRent, Inc.” and changed our trading symbol and listing on a securities exchange from “FWAA” on Nasdaq to “SMRT” on the NYSE.

Immediately prior to the effective time of the Business Combination, each share of Legacy SmartRent’s preferred stock converted into one share of Legacy SmartRent's common stock. As a result of and upon the closing of the Business Combination, (i) each share of common stock of Legacy SmartRent was canceled and converted into the right to receive the applicable portion of the merger consideration comprised of shares of FWAA’s Class A Common Stock as determined pursuant to the Exchange Ratio (as defined in the Merger Agreement), (ii) each share of FWAA’s Class B common stock, was canceled and converted into Class A Common Stock, and (iii) each restricted stock unit, outstanding option and warrant to purchase Legacy SmartRent's common stock (whether vested or unvested) was assumed by FWAA and converted into comparable restricted stock units, options or warrants that are exercisable for shares of Class A Common Stock, with a value determined in accordance with the Exchange Ratio.

The Business Combination is accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the guidance in FASB ASC 805, “Business Combinations,” FWAA is treated as the “acquired” company for financial reporting purposes. SmartRent Technologies, Inc. is deemed the accounting predecessor of the combined business and the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The Business Combination will have a significant impact on our future reported financial condition and results of operations as a consequence of the reverse capitalization. The most significant change in SmartRent’s future reported financial condition and results of operations is a net increase in cash (as compared to our Consolidated Balance Sheet at June 30, 2021) of approximately $444.6 million, which includes approximately $155.0 million in proceeds from the PIPE Investment (described below), offset by additional transaction costs for the Business Combination. Transaction costs incurred in connection with the Business Combination are approximately $56.0 million, including $12.1 million which represents deferred underwriter fees from the FWAA IPO.

In connection with the consummation of the Business Combination, holders of 246 shares of FWAA Class A Common Stock elected to have their shares redeemed.

On April 21, 2021, concurrently with the execution of the Merger Agreement, FWAA entered into subscription agreements with certain investors to which such investors collectively subscribed for an aggregate of 15,500,000 shares of Class A common stock at $10.00 per share for aggregate gross proceeds of $155,000,000 (the “PIPE Investment”). The PIPE Investments were consummated substantially concurrently with the closing of the Business Combination.

Our Model

Our smart home products and solutions provide an enterprise-grade holistic approach to what it means to be a connected community. A SmartRent connected community is a “curb to couch” concept where an entire property utilizes a variety of proprietary and third-party smart devices from various manufacturers and features that can be remotely managed to provide efficiency, automation, asset protection and ancillary revenue opportunities. A SmartRent connected community can combine in-rental unit smart home technology with our Alloy Access control system and our Alloy Parking system, which are connected by our Community WiFi solution and can be managed remotely using our core smart home operating system, Community Manager.

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

The timing of customer orders and our ability to fulfill orders were impacted by various COVID-19-related government mandates, resulting in a reduction in units sold. We have also witnessed certain current and prospective customers delaying purchases based on budget constraints or project delays related to the COVID-19 pandemic. While the broader and long-term implications of the COVID-19 pandemic on our workforce, operations and supply chain, customer demand, results of operations and overall financial performance remain uncertain, we believe that we may continue to experience disruptions to our business due to the COVID-19 pandemic through 2022.

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
•
Demand for our products. During the year ended December 31, 2021, demand for our products was less than we had anticipated based on our growth projections made during 2020. We believe that this decrease in customer demand was, in part, the result of the COVID-19 pandemic and customers’ delayed purchasing decisions. While we continue to engage with existing and potential customers, we believe some customers may continue to delay purchases from us because their development programs may also be delayed as a result of the COVID-19 pandemic. We believe that demand for our products remains strong, but due to the COVID-19 pandemic, a portion of the transactions expected to be completed in 2020 were delayed until early 2021 and, similarly, transactions expected to be completed in early 2021 were delayed until later in the year and into 2022.

See section entitled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Active Supply Chain Management

We are focused on successfully navigating global supply chain disruptions. Specifically, increased demand for electronics as a result of the COVID-19 pandemic, the U.S. trade relations with China and certain other factors have led to a global shortage of semiconductors, including Z‑wave chips, which are a central component of our SmartHubs. Due to this shortage, we have experienced SmartHub production delays, which have occasionally affected our ability to meet scheduled installations and facilitate customer upgrades to our higher-margin Alloy Fusion SmartHub. We believe these supply chain disruptions may continue, with varying degrees of operational impact, through 2022.

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

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of SmartHubs that have been installed (including customer self-installations) as of a stated measurement date. We define New Units Deployed as the aggregate number of SmartHubs that were installed (including customer self-installations) during a stated measurement period. We use these operating metrics to assess the general health and trajectory of our business and growth. We had 167,743, and 83,293 New Units Deployed during the years ended December 31, 2021, and 2020, respectively. As of December 31, 2021, and December 31, 2020, we had an aggregate of 339,485 (including 16,637 Units Deployed by iQuue prior to our acquisition of iQuue) and 155,105 Units Deployed, respectively.

Committed Units

We define Committed Units as the aggregate number of SmartHub (i) units that are subject to binding orders from customers together with (ii) units that existing customers who are parties to a SmartRent master services agreement have informed us (on a non-binding basis) that they intend to order in the future for deployment within two years of the measurement date. We track the number of Committed Units to assess the general health and trajectory of our business and to assist in our longer-term resource analysis. As of December 31, 2021, we had 742,429 Committed Units.

Units Booked

We define Units Booked as the aggregate number of SmartHub units associated with binding orders executed during a stated measurement period. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and accordingly are a subset of Committed Units. We had 219,901 and 112,555 Units Booked during the years ended December 31, 2021, and 2020, respectively.

EBITDA and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest expense, income tax expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA before the following items: stock-based compensation expense, non-employee warrant expense, loss on extinguishment of debt, change in fair value of derivatives, unrealized gains and losses in currency exchange rates, and warranty provisions for battery deficiencies. Management uses EBITDA and Adjusted EBITDA to identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance, while neutralizing the impact of expenses included in our operating results which could otherwise mask underlying trends in our business. See “Non-GAAP Financial Measures” for additional information and reconciliation of these measures.

Annual Recurring Revenue

We define Annual Recurring Revenue (“ARR”) as the annualized value of our recurring SaaS services revenue earned. We monitor our ARR to assess the general health and trajectory of our hosted services business. Our ARR was approximately $7.9 million and $3.4 million during the years ended December 31, 2021, and 2020, respectively.

Components of Results of Operations

Revenue

We generate revenue primarily from sales of systems that consist of hardware devices, professional installation services and hosted services enabling property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. We record revenue as earned when control of these products and services is transferred to the customer in an amount that reflects the consideration we expect to collect for those products and services.

Hardware Revenue

We generate revenue from the direct sale to our customers of hardware smart home devices, which devices currently consist of door-locks, thermostats, sensors, and light switches. These smart home devices connect to either the Alloy Fusion or the Alloy SmartHub. The performance obligation for hardware revenue is considered satisfied, and revenue is recognized, when the hardware device is shipped to the customer, except for the Alloy SmartHub, which is discussed in Hosted Services Revenue below. The Alloy Fusion device operates together with the proprietary software, discussed in Hosted Services Revenue below, but also provides features that function independently without subscription to our proprietary software, and the performance obligation for hardware revenue is considered satisfied and revenue is recognized at a point in time when the Alloy Fusion hub is shipped to the customer. We generally provide a one-year warranty period on hardware devices that are delivered and installed. We record the cost of the warranty as a component of cost of hardware revenue.

Professional Services Revenue

We generate professional services revenue from installing smart home hardware devices, which does not result in significant customization of the installed products and is generally performed over a period ranging from two to four weeks. Installations can be performed by our employees, can be contracted out to a third party with our employees managing the engagement, or can be performed by the customer. Professional services contracts are generally performed on a fixed-price basis and revenue is recognized over the period in which installations are completed.

Hosted Services Revenue

Hosted services consist of recurring monthly subscription revenue earned from the fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring and related services. These subscription arrangements have contractual terms typically ranging from one month to seven years and include recurring fixed plan subscription fees. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

We sell the hardware Alloy SmartHub device, which only functions with the subscription to our proprietary software applications and related hosting services. We consider the Alloy SmartHub device and hosting services subscription as a single performance obligation, and therefore we defer the recognition of revenue for the Alloy SmartHub devices that are sold with application subscriptions. The estimated average in-service life of the Alloy SmartHub devices is four years. When an Alloy SmartHub device is included in a contract that does not require a long-term service commitment, the customer obtains a material right to renew the service because purchasing a new device is not required upon renewal. If a contract contains a material right, proceeds are allocated to the material right and recognized over the period of benefit, which is generally four years.

Cost of Revenue

Cost of revenue consists primarily of direct costs of products and services together with the indirect cost of estimated warranty expense and customer care and support over the life of the service arrangement. We expect cost of revenue to increase in absolute dollars in future periods. We record any change to cost of job performance and job conditions in the period during which the revision is identified.

Hardware

Cost of hardware revenue consists primarily of direct costs of proprietary products, Alloy Fusion, hardware devices and supplies purchased from third-party providers, shipping costs, warehouse facility (including depreciation and amortization of capitalized assets and right-of-use assets) and infrastructure costs, personnel-related costs associated with the procurement and distribution of our products and estimated warranty expenses together with the indirect cost of customer care and support. We expect cost of revenue to increase in absolute dollars in future periods.

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

Hosted Services

Cost of hosted services revenue consists primarily of the amortization of the direct costs of our Alloy SmartHub device consistent with the revenue recognition period noted above in “Hosted Services Revenue” and infrastructure costs associated with providing our software applications together with the indirect cost of customer care and support over the life of the service arrangement. We expect cost of revenue to increase in absolute dollars in future periods at a rate that is lower than the corresponding increase in hosted services revenue.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs directly associated with our research and development. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development. We expense research and development costs as incurred, and in the future, as new products are developed, we will capitalize applicable development costs. We expect our research and development expense to increase in absolute dollars as we increase our investment in product development to broaden the capabilities of our solutions and introduce new products and features.

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

Other Expenses

Other expenses consist primarily of interest expense, foreign currency transaction gains and losses, and other income related to the operations of Zipato, a wholly owned subsidiary of Zenith Highpoint, Inc., which entities we acquired in a business combination in February 2020. Interest expense is recorded in connection with our various debt facilities. Foreign currency transaction gains and losses relate to the impact of transactions denominated in a foreign currency other than the U.S. dollar. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, which we expect to continue.

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

Results of Operations for the Years Ended December 31, 2021 and 2020

The results of operations presented below should be reviewed together with the consolidated financial statements and notes included elsewhere in this Report. The following table summarizes our historical consolidated results of operations data for the periods presented. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Years ended December 31,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Revenue
Hardware	$69,629	$31,978	$37,651	118%
Professional services	22,732	12,304	10,428	85%
Hosted services	18,276	8,252	10,024	121%
Total revenue	110,637	52,534	58,103	111%

Cost of revenue
Hardware	70,448	35,225	35,223	100%
Professional services	38,189	16,176	22,013	136%
Hosted services	12,073	5,430	6,643	122%
Total cost of revenue	120,710	56,831	63,879	112%

Operating expense
Research and development	21,572	9,406	12,166	129%
Sales and marketing	14,017	5,429	8,588	158%
General and administrative	25,990	16,584	9,406	57%
Total operating expenses	61,579	31,419	30,160	96%

Loss from operations	(71,652)	(35,716)	(35,936)	101%

Other Expense
Interest expense	(249)	(559)	310	(55)%
Other income (expense), net	55	(685)	740	(108)%
Loss before income taxes	(71,846)	(36,960)	(34,886)	94%

Provision for income taxes	115	149	(34)	(23)%
Net Loss	$(71,961)	$(37,109)	$(34,852)	94%

Comparison of the years ended December 31, 2021 and 2020

Revenue

	Years ended December 31,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Revenue
Hardware	$69,629	$31,978	$37,651	118%
Professional services	22,732	12,304	10,428	85%
Hosted services	18,276	8,252	10,024	121%
Total revenue	$110,637	$52,534	$58,103	111%

Total revenue increased by $58.1 million, or 111%, to $110.6 million for the year ended December 31, 2021, from $52.5 million for the year ended December 31, 2020. The increase in revenue resulted primarily from an increase in New Units Deployed during 2021 compared to 2020 and from the increased number of cumulative active subscriptions for our hosted services during 2021 compared to 2020.

We had 167,743 New Units Deployed during the year ended December 31, 2021, compared to 83,293 New Units Deployed during the same period in 2020, an increase of 84,450 New Units Deployed, or 101%, in the volume of our installation activity. The aggregate number of Units Deployed was 339,485 (including 16,637 Units Deployed by iQuue prior to our acquisition of iQuue) at December 31, 2021, compared to 155,105 at December 31, 2020.

Hardware revenue increased by $37.7 million, or 118%, to $69.6 million for the year ended December 31, 2021, from $32.0 million for the year ended December 31, 2020, primarily attributable to an increase in hardware sales volumes of $34.5 million resulting from the increase in units shipped. Average revenue per unit (“ARPU”) increased 20% to $361.02 for the 2021 period from $301.25 for the 2020 period.

Professional services revenue increased by $10.4 million, or 85%, to $22.7 million for the year ended December 31, 2021, from $12.3 million for the year ended December 31, 2020. The increases were primarily attributable to an increase in New Units Deployed.

Hosted services revenue increased by $10.0 million, or 121%, to $18.3 million for the year ended December 31, 2021, from $8.3 million for the year ended December 31, 2020. Of the $18.3 million revenue in 2021, $10.4 million is related to hub amortization and $7.9 million is related to recurring SaaS revenue. Revenue increased from both hub amortization and recurring SaaS by $5.5 million and $4.5 million, respectively, from the year ended December 31, 2020 to the year ended December 31, 2021. The increase from both components of hosted services revenue resulted primarily from the increased aggregate number of Units Deployed from 155,105 units at December 31, 2020 to 339,485 units (including 16,637 of Units Deployed by iQuue prior to our acquisition of iQuue) at December 31, 2021. We expect SaaS revenue to increase as a result of the SightPlan acquisition.

We measure and evaluate Committed Units to assess the general health and trajectory of our business operations and growth. As of December 31, 2021, SmartRent had 742,429 Committed Units. We began tracking Committed Units in 2021 and do not have the comparative metric as of December 31, 2020. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and accordingly are a subset of Committed Units. We had 219,901 and 112,555 Units Booked during the years ended December 31, 2021 and 2020, respectively.

Cost of Revenue

	Years ended December 31,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue
Hardware	$70,448	$35,225	$35,223	100%
Professional services	38,189	16,176	22,013	136%
Hosted services	12,073	5,430	6,643	122%
Total cost of revenue	$120,710	$56,831	$63,879	112%

Total cost of revenue increased by $63.9 million, or 112%, to $120.7 million for the year ended December 31, 2021, from $56.8 million for the year ended December 31, 2020. The increase in cost of revenue resulted primarily from an increase in the volume of sales and New Units Deployed of our smart home hardware devices, increased personnel-related costs, and the increased number of active subscriptions for our software service applications.

Hardware cost of revenue increased by $35.2 million, or 100%, to $70.4 million for the year ended December 31, 2021, from $35.2 million for the year ended December 31, 2020. This increase in hardware cost of revenue was primarily attributable to approximately $26.4 million resulting from greater sales volumes, an increase of approximately $4.6 million for warranty expenses primarily for battery deficiencies, and an increase of approximately $2.8 million for indirect personnel-related costs for the year ended December 31, 2021.

Professional services cost of revenue increased by $22.0 million, or 136%, to $38.2 million for the year ended December 31, 2021, from $16.2 million for the year ended December 31, 2020. The increase in professional services cost of revenue is primarily attributable to approximately $12.8 million resulting from increased sales volumes of our smart home devices leading to an increase in New Units Deployed and related services provided, including third-party direct labor costs. Direct personnel-related costs, and related travel costs, increased by $8.4 million as we increased our professional services staff to increase our capacity to deploy units in anticipation of increased sales volumes.

Hosted services cost of revenue increased by $6.6 million, or 122%, to $12.1 million for the year ended December 31, 2021, from $5.4 million for the year ended December 31, 2020, resulting from the increase in Units Deployed and the resulting increase in the number of active subscriptions for our software service applications.

Operating Expenses

	Years ended December 31,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$21,572	$9,406	$12,166	129%
Sales and marketing	14,017	5,429	8,588	158%
General and administrative	25,990	16,584	9,406	57%

Research and development expenses increased by $12.2 million, or 129%, to $21.6 million for the year ended December 31, 2021, from $9.4 million for the year ended December 31, 2020, resulting primarily from approximately $7.7 million of personnel-related costs, as we increased our research and development staff and $2.1 million of stock-based compensation. We believe that our personnel-related costs will continue to increase in future periods as we continue to develop new applications and enhance existing products and solutions.

Sales and marketing expenses increased by $8.6 million, or 158%, to $14.0 million for the year ended December 31, 2021, from $5.4 million for the year ended December 31, 2020, resulting primarily from approximately $4.6 million of increased personnel-related costs as we increased our sales and marketing staff, and increases in stock-based compensation of $1.3 million. We believe that our personnel-related costs will continue to increase in future periods as we continue to expand our sales and marketing efforts to increase sales with existing customers and initiate business with new customers, and we expect that our conference and tradeshow costs and other sales and marketing expense will increase in future periods. The number of our customers increased by 107 (including 19 new customers in the iQuue acquisition), or 75%, to 249 at December 31, 2021, from 142 at December 31, 2020. We had 219,901 and 112,555 Units Booked during the years ended December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, general and administrative expenses increased by $9.4 million, or 57%, to $26.0 million from $16.6 million for the year ended December 31, 2020, resulting primarily from increases in third-party consultants of $3.4 million, stock-based compensation of $3.0 million, and business insurance of $2.4 million, largely related to Directors and Officers insurance. We expect our general and administrative costs to increase in future periods as we incur expenses to support the anticipated growth of our business, and the significant accounting, legal, and compliance infrastructure required to operate as a public company.

Other Expenses

	Years ended December 31,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$(249)	$(559)	$310	(55)%
Other income (expense), net	55	(685)	740	(108)%

Interest expense decreased by $0.3 million, or 55%, to $0.2 million for the year ended December 31, 2021, from $0.6 million for the year ended December 31, 2020. The decrease in net interest expense is primarily attributable to convertible notes and other debt outstanding during the year ended December 31, 2020. There were no convertible notes or borrowings on our revolving line of credit outstanding in the corresponding periods during 2021.

Other expense, net decreased by $0.7 million, or 108%, to $0.1 million of other income, net for the year ended December 31, 2021, from $0.7 million of other expense, net for the year ended December 31, 2020. This change is driven by gains in foreign currency balances as well as the $0.2 million loss on the extinguishment of debt due to the conversion of convertible notes during the year ended December 31, 2020, which extinguishment did not occur during the year ended December 31, 2021.

Income Taxes

	Years ended December 31,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Loss before income taxes	$(71,846)	$(36,960)	$(34,886)	94%
Provision for income taxes	115	149	(34)	(23)%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets at December 31, 2021, and December 31, 2020. As of December 31, 2021, we had $132.5 million of U.S. federal and $139.8 million of state gross net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire on varying dates for state tax purposes. The provision for income taxes in each of the periods reported is related to foreign subsidiaries.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we present EBITDA and Adjusted EBITDA, described below, as non-GAAP measures. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team, and it also improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures - these non-GAAP financial measures are not intended to supersede or replace our GAAP results.

We define EBITDA as net income or loss computed in accordance with GAAP before interest expense, income tax expense and depreciation and amortization.

We define Adjusted EBITDA as EBITDA reduced by stock-based compensation expense, non-employee warrant expense, loss on extinguishment of debt, change in fair value of derivatives, unrealized gains and losses in currency exchange rates, and warranty provisions for battery deficiencies.

Our management uses EBITDA and Adjusted EBITDA to assess our financial and operating performance, and we believe these measures are helpful to management and external users in understanding our performance. EBITDA and Adjusted EBITDA help management identify controllable cash expenses and make decisions designed to help us meet our identified financial and operational goals and to optimize our financial performance, while neutralizing the impact of some expenses included in our operating results caused by external influences over which management has little or no control and by non-recurring, or unusual, events that might otherwise mask trends in our performance. Accordingly, we believe these metrics measure our financial performance based on operational factors that management can impact in the short-term, namely our cost structure and expenses.

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

	Years ended December 31,
(amounts in thousands)	2021	2020
Net loss	$(71,961)	$(37,109)
Interest expense, net	249	559
Provision for income taxes	115	149
Depreciation and amortization	463	295
EBITDA	(71,134)	(36,106)
Stock-based compensation	8,131	1,759
Non-employee warrant expense	931	481
Loss on extinguishment of debt	27	164
Loss on change in exchange rates	-	470
Compensation expense in connection with Zenith acquisition	-	3,353
Warranty provision for battery deficiencies	6,430	3,200
Adjusted EBITDA	$(55,615)	$(26,679)

Liquidity and Capital Resources

Sources of Liquidity

Debt Issuances

As of December 31, 2021, we had cash and cash equivalents of $430.8 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds we received through the private issuance of our convertible SmartRent preferred stock, the net proceeds received as a result of the Business Combination, payments collected from sales to our customers, and proceeds from a Revolving Facility (defined below), convertible notes and Term Loan Facility (defined below). The term of our Revolving Facility matured in August 2021, and we extended the maturity of the Revolving Facility through December 2021, at which time, we revised the Revolving Facility and entered into a $75.0 million senior secured revolving credit facility with a five-year term.

In December 2021, we revised our Revolving Facility and entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for advances from the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus an applicable margin, subject to a floor of 0.00%. For ABR Loans, the interest rate is based upon the highest of the Prime Rate, Federal Funds Effective Rate plus an applicable margin, or 3.25%. As of December 31, 2021, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 0.10% and 0.50%, respectively. The Senior Revolving Facility is secured by substantially all of the Company’s assets and guaranteed by each of the Company’s material domestic subsidiaries.

In February 2020, Legacy SmartRent issued a subordinated convertible note in the principal amount of $0.1 million, bearing interest at 5% per annum, pursuant to a note purchase agreement (the “February 2020 Convertible Note”). Interest on the February 2020 Convertible Note accrued at the coupon rate, compounded annually. The February 2020 Convertible Note was converted in March 2020 into shares of Legacy SmartRent Series C-1 Preferred Stock, which automatically converted into a number of shares of the Company's Class A Common Stock upon consummation of the Business Combination.

In August 2019, we entered into a loan and security agreement for a credit facility (the “Credit Facility”). The Credit Facility provided $15.0 million of borrowing capacity and consisted of a $10.0 million revolving line of credit (the “Revolving Facility”), which matured in December 2021 and a $5.0 million term loan (the “Term Loan Facility”), which was to mature in November 2023. In December 2021, the balance of the Term Loan Facility was repaid and we revised the Credit Facility and entered into the Senior Revolving Facility.

Legacy SmartRent Preferred Stock Issuances

During the year ended December 31, 2020, Legacy SmartRent issued a total of approximately 5.5 million shares of Series C Preferred Stock in three tranches that closed in March, April, and May 2020, respectively. The Series C Preferred Stock was issued in exchange for $57.5 million gross cash proceeds. Expenses in connection with the issuance of the Series C Preferred Stock were $0.1 million, resulting in net cash proceeds of $57.4 million. During the year ended December 31, 2020, Legacy SmartRent also issued 761 shares of Series C-1 Preferred Stock (which automatically converted into a number of shares of Common Stock upon consummation of the Business Combination) in connection with the redemption of certain convertible notes.

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

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $154.6 million as of December 31, 2021. We may require additional capital to continue our operations in future periods. We expect to incur expenses related to non-cancellable contractual obligations such as from our operating leases.

We believe that our current cash, cash equivalents, available borrowing capacity under the Revolving Facility, and cash raised in the Business Combination will be sufficient to fund our operations for at least the next 12 months beyond the issuance date of this Report. Our future capital requirements, however, will depend on many factors, including our sales volume, the expansion of sales and marketing activities, and market adoption of our new and enhanced products and features. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition may be adversely affected.

Cash Flow Summary - Years Ended December 31, 2021 and 2020

The following table summarizes our cash flows for the periods presented:

	Years ended December 31,
	2021	2020
	(dollars in thousands)
Net cash provided by (used in)
Operating activities	$(70,376)	$(28,490)
Investing activities	(9,373)	(2,680)
Financing activities	473,926	48,221

Operating Activities

For the year ended December 31, 2021, our operating activities used $70.4 million in cash resulting primarily from our net loss of $72.0 million, which was partially offset by $18.0 million of non-cash expenses consisting primarily of $8.1 million for stock-based compensation and $7.6 million for the provision for warranty expenses. For the year ended December 31, 2021, we used $16.4 million net cash from changes in our operating assets and liabilities resulting primarily from increases of $24.0 million in accounts receivable, $15.8 million in inventory, $11.3 million in prepaid expenses and other assets, and $9.3 million in deferred cost of revenue. These uses were partially offset by an increase of $38.9 million in deferred revenue and an increase of $3.8 million in accounts payable.

For the year ended December 31, 2020, our operating activities used $28.5 million in cash resulting primarily from our net loss of $37.1 million, which was partially offset by $11.3 million of non-cash expenses consisting primarily of $3.4 million of non-cash compensation expense related to the Zenith acquisition, provision for warranty expenses of $3.4 million, and stock-based compensation of $1.8 million. For the year ended December 31, 2020, we used net cash of $2.7 million from changes in our operating assets and liabilities resulting primarily from an increase of $13.5 million in accounts receivable, an $11.1 million increase in inventory, an $8.6 million increase in deferred cost of revenue, and $3.2 million decrease in accrued expenses and other liabilities. This was partially offset by a $32.8 million increase in deferred revenue and $1.0 million decrease in prepaid expenses and other assets.

Investing Activities

For the year ended December 31, 2021, we used $9.4 million of cash for investing activities, resulting primarily due to $5.9 million used for the iQuue acquisition, net of cash acquired.

For the year ended December 31, 2020, we used $2.7 million of cash for investing activities, primarily related to the Zenith acquisition, net of cash acquired.

Financing Activities

For the year ended December 31, 2021, our financing activities provided $473.9 million of cash consisting primarily of net proceeds from the consummation of the Business Combination in the amount of $444.6 million and convertible preferred stock issued of $34.8 million, net of expenses. The proceeds were partially offset by paying off the balance of the Term Loan Facility.

For the year ended December 31, 2020, our financing activities provided $48.2 million of cash consisting primarily of convertible preferred stock issued of $57.4 million, offset by net payments on the Revolving Facility of $4.8 million, and payments on the note payable related to the Zenith acquisition of $4.3 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

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

Accounting for contracts recognized over time involves the use of various estimates of total contract revenue and costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation may be revised in the future as we observe the economic performance of our contracts. Changes in job performance, job conditions and estimated profitability may result in revision to our estimates of revenue and costs and are recognized in the period in which the revision is identified.

We may enter into contracts that contain multiple distinct performance obligations including hardware and hosted services. The hardware performance obligation includes the delivery of hardware, and the hosted services performance obligation allows the customer use of our proprietary software during the contracted-use term. The subscription for the software and the hub device combines as one performance obligation, and there is no support or ongoing subscription for other device hardware. We partner with several manufacturers to offer a range of compatible hardware options for its customers. We maintain control of the hardware purchased from manufacturers prior to it being transferred to the customer, and accordingly, SmartRent is considered the principal in these arrangements.

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

Inventory Valuation

Inventories are stated at the lower of cost or estimated net realizable value. Cost is computed under the first-in, first-out method. We adjust the inventory balance based on anticipated obsolescence, usage, and historical write-offs. Significant judgment is used in establishing our forecasts of future demand and obsolete material exposures. We consider marketability and product life cycle stage, product development plans, demand forecasts, historical revenue, and assumptions about future demand and market conditions in establishing our estimates. If the actual product demand is significantly lower than forecast, which may be caused by factors within and outside of our control, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and our customer requirements, we may be required to increase our inventory adjustment. A change in our estimates could have a significant impact on the value of our inventory and our results of operations.

Stock-Based Compensation

Our stock-based compensation relates to stock options and restricted stock units ("RSUs") granted to our employees and directors. Stock-based awards are measured based on the grant date fair value. We estimate the fair value of stock option awards on the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is based on the grant date fair value of the stock price. The fair value of these awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest. Forfeitures are recognized as they occur by reversing previously recognized compensation expense.

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

The grant date fair value is also utilized with respect to RSUs with performance and service conditions to vest. For RSUs with a performance condition, based on a liquidity event, as well as a service condition to vest, no compensation expense is recognized until the performance condition has been satisfied. Subsequent to the liquidity event, compensation expense is recognized to the extent the requisite service period has been completed and compensation expense thereafter is recognized on an accelerated attribution method. Under the accelerated attribution method, compensation expense is recognized over the remaining requisite service period for each service condition tranche as though each tranche is, in substance, a separate award. In August 2021, the Company completed the merger with FWAA, which met the liquidity event vesting condition and triggered the recognition of compensation expense for RSUs for which the time-based vesting condition had been satisfied or partially satisfied.

SmartRent Common Stock Valuations

Prior to the Business Combination, in the absence of a public trading market, the fair value of our common stock was determined by our board of directors, with input from management, taking into account our most recent valuation from an independent third-party valuation specialist. Our board of directors intend that all stock options granted have an exercise price per share not less than the per share fair value of our common stock on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we used in the valuation models were based on future expectations combined with management judgment, and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

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
•
the market performance of comparable publicly-traded companies; and;
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

The estimates were no longer necessary to determine the fair value of new awards once the underlying shares began trading in August 2021.

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

Additionally, we are a “smaller reporting company,” as defined in Regulation S-K. We may continue to be a smaller reporting company if either (i) market value of our stock held by non-affiliates is less than $250 million as of the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of our second fiscal quarter. As a smaller reporting company, we may take advantage of reduced disclosure obligations including, among other things, presenting only the two most recent fiscal years of audited financial statements in our Report.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies” - Recent Accounting

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

We do not believe that inflation has had a material effect, to date, on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Interest Rate Fluctuation Risk

As of December 31, 2021, we had cash, cash equivalents, and restricted cash of approximately $432.1 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

Foreign Currency Exchange Rate Risk

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of SmartRent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SmartRent, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 24, 2022

We have served as the Company's auditor since 2020.

SMARTRENT, INC.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$430,841	$38,618
Restricted cash, current portion	1,268	-
Accounts receivable, net	45,486	20,787
Inventory	33,208	17,628
Deferred cost of revenue, current portion	7,835	6,782
Prepaid expenses and other current assets	17,369	3,840
Total current assets	536,007	87,655
Property and equipment, net	1,874	847
Deferred cost of revenue	18,334	10,072
Goodwill	12,666	4,162
Other long-term assets	10,802	1,113
Total assets	$579,683	$103,849

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,149	$2,275
Accrued expenses and other current liabilities	22,234	9,555
Deferred revenue, current portion	42,185	19,348
Current portion of long-term debt	-	1,651
Total current liabilities	70,568	32,829
Long-term debt, net	-	3,169
Deferred revenue	53,412	34,153
Other long-term liabilities	6,201	516
Total liabilities	130,181	70,667

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 and 105,995 shares authorized as of December 31, 2021 and December 31, 2020; no shares of preferred stock issued and outstanding as of December 31, 2021; 104,822 shares issued and outstanding as of December 31, 2020.	-	111,432

Stockholders' equity (deficit)
Common stock, $0.0001 par value; 500,000 and 140,595 shares authorized as of December 31, 2021 and December 31, 2020; 193,864 and 10,376 shares issued and outstanding as of December 31, 2021 and December 31, 2020	19	-
Additional paid-in capital	604,077	4,157
Accumulated deficit	(154,603)	(82,642)
Accumulated other comprehensive income	9	235
Total stockholders' equity (deficit)	449,502	(78,250)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$579,683	$103,849

SMARTRENT, INC.

Consolidated Statements of Operations AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the years ended December 31,
	2021	2020
Revenue
Hardware	$69,629	$31,978
Professional services	22,732	12,304
Hosted services	18,276	8,252
Total revenue	110,637	52,534

Cost of revenue
Hardware	70,448	35,225
Professional services	38,189	16,176
Hosted services	12,073	5,430
Total cost of revenue	120,710	56,831

Operating expense
Research and development	21,572	9,406
Sales and marketing	14,017	5,429
General and administrative	25,990	16,584
Total operating expense	61,579	31,419

Loss from operations	(71,652)	(35,716)

Interest expense, net	(249)	(559)
Other income (expense), net	55	(685)
Loss before income taxes	(71,846)	(36,960)

Provision for income taxes	115	149
Net loss	(71,961)	(37,109)
Other comprehensive loss
Foreign currency translation adjustment	(226)	235
Comprehensive loss	$(72,187)	$(36,874)
Net loss per common share
Basic and diluted	$(0.96)	$(4.32)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	74,721	8,598

SMARTRENT, INC.

Consolidated statements of Stockholders’ Equity

(in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income	Total Stockholder's Equity (Deficit)

Balance, December 31, 2019	15,181	$46,206	996	$-	$1,104	$(45,533)	$-	$(44,429)
Retroactive application of exchange ratio	58,978	-	3,869	-	-	-	-	-
Balance, December 31, 2019 as adjusted	74,159	46,206	4,865	-	1,104	(45,533)	-	(44,429)
Stock-based compensation	-	-	4,123	-	1,759	-	-	1,759
Issuance of Series C Preferred Stock for cash, net of offering costs	26,946	57,439	-	-	-	-	-	-
Conversion of Convertible Note to Series C-1 Preferred Stock	3,717	7,787	-	-	-	-	-	-
Issuance of common stock in connection with acquisition	-	-	1,373	-	813	-	-	813
Common stock warrants related to marketing expense	-	-	-	-	481	-	-	481
Exercise of warrants	-	-	15	-	-	-	-	-
Net loss	-	-	-	-	-	(37,109)	-	(37,109)
Other comprehensive loss	-	-	-	-	-	-	235	235
Balance, December 31, 2020	104,822	111,432	10,376	-	4,157	(82,642)	235	(78,250)
Issuance of Series C Convertible Preferred Stock	16,404	34,793	-	-	-	-	-	-
Exercise of warrants	-	-	2,457	-	5	-	-	5
Conversion of Convertible Preferred Stock to Common Stock	(121,226)	(146,225)	121,226	13	146,212	-	-	146,225
Reverse recapitalization, net of transaction costs	-	-	59,657	6	444,641	-	-	444,647
Stock-based compensation	-	-	-	-	8,131	-	-	8,131
Redemption of warrants	-	-	148	-	-	-	-	-
Common stock warrants issued to customers as consideration	-	-	-	-	121	-	-	121
Common stock warrants related to marketing expense	-	-	-	-	810	-	-	810
Net loss	-	-	-	-	-	(71,961)	-	(71,961)
Other comprehensive loss	-	-	-	-	-	-	(226)	(226)
Balance, December 31, 2021	-	$-	193,864	$19	$604,077	$(154,603)	$9	$449,502

SMARTRENT, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,961)	$(37,109)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	463	295
Amortization of debt discount	14	8
Non-employee warrant expense	931	481
Provision for warranty expense	7,634	3,370
Loss on extinguishment of debt	27	164
Non-cash lease expense	621	461
Stock-based compensation related to acquisition	812	707
Stock-based compensation	7,319	1,052
Compensation expense related to acquisition	-	3,353
Non-cash interest expense	11	100
Provision for excess and obsolete inventory	(39)	778
Provision for doubtful accounts	226	512
Change in operating assets and liabilities
Accounts receivable	(23,969)	(13,526)
Inventory	(15,778)	(11,090)
Deferred cost of revenue	(9,315)	(8,584)
Prepaid expenses and other assets	(11,284)	1,014
Accounts payable	3,811	(72)
Accrued expenses and other liabilities	1,605	(3,209)
Deferred revenue	38,945	32,841
Lease liabilities	(449)	(36)
Net cash used in operating activities	(70,376)	(28,490)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Zenith acquisition, net of cash acquired	-	(2,382)
Payments for iQuue acquisition, net of cash acquired	(5,902)	-
Purchase of property and equipment	(1,471)	(298)
Payment for loan receivable	(2,000)	-
Net cash used in investing activities	(9,373)	(2,680)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	-	7,179
Payments on revolving line of credit	-	(11,981)
Payments on term loan	(4,861)	(139)
Payments of senior revolving facility transaction costs	(658)	-
Payments on note payable related to acquisition	-	(4,327)
Proceeds from warrant exercise	5	-
Proceeds from convertible notes	-	50
Convertible preferred stock issued	35,000	57,500
Payments of convertible preferred stock transaction costs	(207)	(61)
Proceeds from business combination and private offering	500,628	-
Payments of business combination and private offering transaction costs	(55,981)	-
Net cash provided by financing activities	473,926	48,221
Effect of exchange rate changes on cash and cash equivalents	(191)	143
Net increase in cash, cash equivalents, and restricted cash	393,986	17,194
Cash, cash equivalents, and restricted cash - beginning of period	38,618	21,424
Cash, cash equivalents, and restricted cash - end of period	$432,604	$38,618

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$430,841	$38,618
Restricted cash, current portion	1,268	-
Restricted cash, included in other long-term assets	495	-
Total cash, cash equivalents, and restricted cash	$432,604	$38,618

SMARTRENT, INC.

Consolidated Statements of Cash Flows - CONTINUED

(in thousands)

	For the years ended December 31,
	2021	2020
Supplemental disclosure of cash flow information
Interest paid	$254	$459
Cash paid for income taxes	$14	$83
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	$25	$32
Contingent consideration	$5,230	$-
Acquisition consideration held in escrow	$1,021	$-
Conversion of convertible debt to preferred stock	$-	$7,787
Common stock issued as consideration for acquisition	$-	$813
Conversion of convertible preferred stock to common stock	$146,225	$-

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

Outstanding stock options and RSUs, whether vested or unvested, to purchase or receive shares of Legacy SmartRent common stock granted under the 2018 Stock Plan (see Note 8) converted into stock options and RSUs to purchase shares of the Company’s Common Stock upon the same terms and conditions that were in effect with respect to such stock options and RSUs immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

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

In connection with the Business Combination,

•
Holders of less than one thousand shares of FWAA’s Class A Common Stock sold in its initial public offering (the “Initial Shares”) properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from FWAA’s initial public offering, calculated as of two business days prior to the consummation of the Business Combination. Each such share was redeemed for approximately $10.00 per share, or $2 in the aggregate;

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

The Company incurred direct and incremental costs of approximately $55,981 in connection with the Business Combination and the related equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds.

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

Prior to the Business Combination, Legacy SmartRent and FWAA filed separate standalone federal, state, and local income tax returns. As a result of the Business Combination, SmartRent, Inc. will file a consolidated income tax return. For legal purposes, FWAA acquired Legacy SmartRent, and the transaction represents a reverse acquisition for federal income tax purposes - SmartRent Inc. will be the parent of the consolidated group with SmartRent Technologies, Inc. as a subsidiary, but in the year of the closing of the Business Combination, the consolidated tax return of SmartRent Inc. will include a full year period for Legacy SmartRent and stub-year for FWAA starting the day after the closing of the Business Combination. FWAA will file a short year return for the period prior to the acquisition.

Upon closing of the Business Combination, the Company received gross proceeds of $500,628 from the Business Combination and PIPE Investment, offset by offerings costs of $55,981. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity for the period ended December 31, 2021:

Cash - Trust and cash, net of redemptions	$345,628
Cash - PIPE Investment	155,000
Gross proceeds from Business Combination	500,628
Less: transaction costs and advisory fees, paid	(55,981)
Reverse recapitalization, net of transaction costs	444,647

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our financial statements have been prepared on a consolidated basis and as of December 31, 2021, and 2020 and for the years ended December 31, 2021 and 2020 include the consolidated accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Foreign Currency

The Company’s functional and reporting currency is United States Dollars (“USD”). The Company’s foreign subsidiary has a functional currency other than USD. Financial position and results of operations of the Company's international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. The Company's international subsidiaries statements of operations accounts are translated at the weighted-average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the statement of operations.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. To date, the Company has been funded primarily by preferred stock financings, debt proceeds, and the business combination with FWAA. The Company received approximately $444,647 in cash proceeds, net of fees and transaction costs funded in connection with the August 24, 2021 Closing of the Business Combination, which included approximately $155,000 from the PIPE Investment.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period. These estimates made by management include valuing the Company’s inventories on hand, allowance for doubtful accounts, intangible assets, earnout liabilities, warranty liabilities and certain assumptions used in the valuation of equity awards, including the estimated fair value of common stock warrants, stand-alone selling price of items sold and assumptions used to estimate the fair value of stock-based compensation expense. Actual results could differ materially from those estimates.

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

The timing of customer orders and the Company’s ability to fulfill orders received was impacted by various COVID-19-related government mandates, resulting in a delay in units sold. The Company has also witnessed certain current and prospective customers delaying purchases based on budget constraints or project delays related to COVID-19. The broader and long-term implications of the COVID-19 pandemic on the Company’s workforce, operations and supply chain, customer demand, results of operations and overall financial performance remain uncertain.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The impact of COVID-19 and measures to prevent its spread have been impactful and continue to affect business in the following ways.

• The Company's workforce

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

• Operations and supply chain

The Company has experienced some production delays as a result of COVID-19, including impacts to the sourcing, manufacturing, and logistics channels.

• Demand for the Company's products

The Company continues to engage with current and potential customers and believes some customers may continue to delay purchases because their development programs may also be delayed as a result of COVID-19.

The Business Combination

The Business Combination is accounted for as a reverse recapitalization as Legacy SmartRent was determined to be the accounting acquirer. The determination is primarily based on the evaluation of the following facts and circumstances:

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

Acquisitions

In December 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC (“iQuue”) in an acquisition that meets the definition of a business combination, for which the acquisition method of accounting was used (see Note 13). The acquisition was recorded on the date that the Company obtained control over the acquired business. The consideration paid was determined on the acquisition date and the acquisition-related costs, such as professional fees, were excluded from the consideration transferred and were recorded as expense in the period incurred. Assets acquired and liabilities assumed by the Company were recorded at their estimated fair values, while goodwill was measured as the excess of the consideration paid over the fair value of the net identifiable assets acquired and liabilities assumed.

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

The Company’s participating securities included convertible preferred stock, as the holders were entitled to receive noncumulative dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company also considers any unvested common shares subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of convertible preferred stock, as well as the holders of unvested common shares subject to repurchase, do not have a contractual obligation to share in losses. In conjunction with the Business Combination all convertible preferred stock converted to common stock.

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

Cash and Cash Equivalents

The Company considers financial instruments with an original maturity of three months or less to be cash and cash equivalents. The Company maintains cash and cash equivalents at multiple financial institutions, and, at times, these balances exceed federally insurable limits. As a result, there is a concentration of credit risk related to amounts on deposit. The Company believes any risks are mitigated through the size and security of the financial institution at which our cash balances are held.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. The Company reports the current portion of restricted cash as a separate item in the Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Consolidated Balance Sheets. The Company determines current or non-current classification based on the expected duration of the restriction.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Loans Receivable, net

The Company records its investments in loans receivable at cost, net of any discounts, to other assets on the Consolidated Balance Sheets. Loan discounts are amortized over the life of the loan to interest income on the Consolidated Statement of Operations.

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and hosted services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for doubtful accounts on the Consolidated Balance Sheets. The allowance for doubtful accounts totaled $357 and $131 as of December 31, 2021, and 2020, respectively. The provision for doubtful accounts is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss and totaled $226 and $512 for the years ended December 31, 2021 and 2020, respectively. There were no write-offs of accounts receivable deemed uncollectable for the year ended December 31, 2021. There were $381 in write-offs of accounts receivable deemed uncollectable for the year ended December 31, 2020. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for doubtful accounts based on a combination of factors, which include the nature of relationship and the prior experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Consolidated Balance Sheet date. The significant customers of the Company are also limited partners of an investor in the Company with approximately 22% and 32% ownership as of December 31, 2021 and 2020, respectively. The investor does not exert control or influence on these limited partners and, as such these limited partners do not meet the definition of related parties of the Company. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of		For the years ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Customer A	*	34%	12%	28%
Customer B	*	*	12%	*
Customer C	15%	*	*	23%
Customer D	*	17%	*	*
Customer E	*	31%	*	*

* Total less than 10% for the respective period

Inventory

Inventories, which are comprised of smart home equipment and components are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

Goodwill

Goodwill represents the excess of cost over net assets of the business combinations that was completed during the years ended December 31, 2021, and 2020 (see Note 12). The Company tests for potential impairment of goodwill on an annual basis in November by determining if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. Qualitative factors are considered first to determine if performing a quantitative test is necessary. No goodwill impairment was recorded during the years ended December 31, 2021, and 2020.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Intangible Assets

The Company recorded intangible assets with finite lives, including customer relationships and developed technology, as a result of the iQuue acquisition. The estimated useful life of the customer relationships and developed technology is 13 years and 1 year, respectively. Intangible assets are amortized on a straight-line basis based on their estimated useful lives.

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Costs of improvements that extend the economic life or improve service potential are capitalized. Expenditures for routine maintenance and repairs are charged to expense as incurred. Repairs and maintenance expense for the years ended December 31, 2021 and 2020 was $15 and $18, respectively, and is included in general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Depreciation and amortization are included in cost of revenue and general and administrative expenses and are computed using the straight-line basis over estimated useful lives of those assets as follows.

Computer hardware and software	5 years
Furniture and fixtures	7 years
Warehouse equipment	15 years
Leasehold improvements	Shorter of the estimated useful life or lease term

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, and operating lease right of use assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets, or asset groups, is measured by comparing the carrying amounts of such assets or asset groups to the future undiscounted cash flows that such assets or asset groups are expected to generate. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Leases

The Company classifies an arrangement as a lease at inception by determining if the arrangement conveys the right to control the use of the identified asset for a period of time in exchange for consideration. If the arrangement is identified as a lease, classification is determined at the commencement of the arrangement. Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date.

The Company estimates its incremental borrowing rate to discount future lease payments. The incremental borrowing rate reflects the interest rate that the Company would expect to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use (“ROU”) assets are based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs and lease incentives. Certain leases also include options to renew or terminate the lease at the election of the Company. The Company evaluates these options at lease inception and on an ongoing basis. Renewal and termination options that the Company is reasonably certain to exercise are included when classifying leases and measuring lease liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs are expensed as incurred. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all classes of assets. Lease payments for short-term leases with a term of twelve months or less are expensed on a straight-line basis over the lease term. Operating leases are included in other long-term assets, accrued expenses and other current liabilities, and other long-term liabilities.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Warranty Allowance

The Company provides its customers with limited service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the years ended December 31, 2021, and 2020 warranty expense included in cost of revenue was $8,305 and $3,694, respectively. As of December 31, 2021, and 2020, the Company’s warranty allowance was $6,106 and $3,336, respectively.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. During the year ended December 31, 2021, the Company identified additional deficient batteries, and while the number of deficient batteries is less than one percent of the total number of all batteries deployed, the Company has elected to replace all of these batteries acquired from one supplier from previously deployed hardware devices. The result of this decision to replace all of the batteries acquired from one supplier increased the Company’s provision for warranty allowance by $6,430. As of December 31, 2021, and 2020, $4,732 and $3,166, respectively, is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

The Company's aggregate warranty liabilities and changes were as follows:

	As of December 31,
	2021	2020
Warranty reserve beginning balance	$3,336	$-
Warranty accrual for battery deficiencies	6,430	3,200
Warranty accrual for completed projects	1,204	170
Warranty settlements	(4,864)	(34)
Warranty reserve ending balance	$6,106	$3,336

Convertible Preferred Stock

The Company assessed the provisions of Legacy SmartRent’s convertible preferred stock including redemption rights, dividends and voting rights to determine the appropriate classification. The Company determined that Legacy SmartRent’s shares of convertible preferred stock are appropriately classified as mezzanine equity because they were contingently redeemable into cash upon the occurrence of an event not solely within Legacy SmartRent’s control. When it is probable that a convertible preferred share will become redeemable, adjustments are recorded to adjust the carrying values. No such adjustments have been recorded during the year ended December 31, 2021 or year ended December 31, 2020. As a result of the Business Combination, each share of Legacy SmartRent convertible preferred stock and common stock was converted into the right to receive approximately 4.8846 shares of the Company’s Common Stock. Refer to Note 7, Convertible Preferred Stock and Equity.

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

Level 2: Observable prices that are based on inputs not quoted in active markets but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2021 or year ended December 31, 2020, respectively. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

Revenue Recognition

The Company derives its revenue primarily from sales of systems that consist of hardware devices, professional services and hosted services to assist property owners and property managers with visibility and control over assets, while providing all-in-one home control offerings for residents. Revenue is recorded when control of these products and services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those products and services.

The Company may enter into contracts that contain multiple distinct performance obligations. The transaction price for a typical arrangement includes the price for: smart home hardware devices, which devices currently consist of door-locks, thermostats, sensors and light switches; a hub device, represented by either the Alloy Fusion or the Alloy SmartHub; professional services; and, a subscription for use of our proprietary software. The Company considers delivery for each of the hardware, professional services and the combination of the hardware Alloy SmartHub device with proprietary software (the “hosted services”) to be separate performance obligations. The hardware Alloy SmartHub device and the software subscription are not sold separately. The hardware performance obligation includes the delivery of smart home hardware devices and the Alloy Fusion device, which provides features that function independently without subscription to the Company’s proprietary software. The professional services performance obligation includes the services to install the hardware. The hosted services performance obligation provides a subscription that allows the customer access to software during the contracted-use term when the promised service is transferred to the customer. Contracts containing the Alloy SmartHub device, which only functions with the subscription to the Company’s proprietary software and related hosting services are considered a single performance obligation. The Company partners with several manufactures to offer a range of compatible hardware products for its customers. The Company maintains control of the hardware purchased from manufacturers prior to it being transferred to the customer. The Company has discretion in establishing the price the customer will pay for the good or service. Consequently, the Company is primarily responsible for fulfilling the promise to provide the product and the Company is considered the principal in these arrangements.

For each performance obligation identified, the Company estimates the standalone selling price, which represents the price at which the Company would sell the device or service separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price, considering available information such as market conditions, historical pricing data, and internal pricing guidelines related to the performance obligations. The Company then allocates the transaction price among those obligations based on the estimation of the standalone selling price.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Payments are received by the Company by credit card, check or automated clearing house (“ACH”) payments and payment terms are determined by individual contracts and generally range from due upon receipt to net 30 days. Taxes collected from customers and remitted to governmental authorities are not included in reported revenue. Payments received from customers in advance of revenue recognition are reported as deferred revenue. We have elected the following practical expedients following the adoption of ASC 606:

•
Shipping and handling costs: the Company elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service. Amounts billed for shipping and handling fees are recorded as revenue.
•
Sales tax collected from customers: the Company elected to exclude from the measurement of transaction price all taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.
•
Measurement of the transaction price: the Company applies the practical expedient that allows for inclusion of the future auto-renewals in the initial measurement of the transaction price. The Company only applies these steps when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to a customer.
•
Significant financing component: the Company elected not to adjust the promised amount of consideration for the effects of a significant financing component when the period between the transfer of promised goods or services and when the customer pays for the goods or services will be one year or less.

Timing of Revenue Recognition is as follows.

•
Hardware Revenue

Hardware revenue results from the direct sale to customers of hardware smart home devices, which devices currently consist of door-locks, thermostats, sensors, and light switches. These smart home devices connect to either the Alloy Fusion or the Alloy SmartHub. The performance obligation for hardware revenue is considered satisfied, and revenue is recognized at a point in time, when the hardware device is shipped to the customer, except for the Alloy SmartHub, which is discussed in “Hosted Services Revenue” below. The Alloy Fusion device provides features that function independently without subscription to our proprietary software, and the performance obligation for hardware revenue is considered satisfied and revenue is recognized at a point in time when the Alloy Fusion hub is shipped to the customer. The Company generally provides a one-year warranty period on hardware devices that are delivered and installed. The cost of the warranty is recorded as a component of cost of hardware revenue.

•
Professional Services Revenue

Professional services revenue results from installing smart home hardware devices, which does not result in significant customization of the product and is generally performed over a period from two to four weeks. Installations can be performed by the Company's employees, contracted out to a third-party with the Company's employees managing the engagement, or the customer can perform the installation themselves. The Company’s professional services contracts are generally arranged on a fixed price basis and revenue is recognized over the period in which the installations are completed.

•
Hosted Services Revenue

Hosted services revenue consists of recurring monthly subscription revenue generated from fees that provide customers’ access to one or more of the Company’s proprietary software applications including access controls, asset monitoring and related services. These subscription arrangements have contractual terms typically ranging from one-month to seven-years and include recurring fixed plan subscription fees. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

The Company also sells the Alloy SmartHub hardware hub device. The Alloy SmartHub device functions only with the subscription to the Company’s proprietary software applications and related hosting services and is

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

sold only on an integrated basis with the subscription to the software. The Company considers the Alloy SmartHub device and hosting services subscription a single performance obligation and therefore defers the recognition of revenue for the hub devices. The Alloy Fusion device operates together with the proprietary software, but also provides features that function independently without subscription to the Company’s proprietary software, and the performance obligation for hardware revenue is considered satisfied and revenue is recorded at the point in time when the Alloy Fusion hub is shipped to the customer. When a hub device is included in a contract that does not require a long-term service commitment, the customer obtains a material right to renew the service because purchasing a new device is not required upon renewal. If a contract contains a material right, proceeds are allocated to the material right and recognized over the period of benefit, which is generally four years.

Cost of Revenue

Cost of revenue consists primarily of direct costs of products and services together with the indirect cost of estimated warranty expense and customer care and support over the life of the service arrangement.

•
Hardware

Cost of hardware revenue consists primarily of direct costs of proprietary products, hardware devices, supplies purchased from third-party providers, and shipping costs together with, indirect costs related to warehouse facilities (including depreciation and amortization of capitalized assets and right-of-use assets), infrastructure costs, personnel-related costs associated with the procurement and distribution of products and warranty expenses together with the indirect cost of customer care and support.

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

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings and are expensed as incurred.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $801 and $663 of advertising expenses for the years ended December 31, 2021, and 2020, respectively.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $8,629 and $7,941 of assets outside the United States at December 31, 2021, and 2020, respectively.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Recent Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326)” which modifies the measurement of expected credit losses of certain financial instruments. This update is effective for fiscal years beginning after December 15, 2022 and must be applied using a modified-retrospective approach, with early adoption permitted. The adoption of ASU 2016-13 may have an impact on the Company’s accounting for accounts receivable, bad debt expense, and loans receivable included in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss. The Company is evaluating the extent of such impact.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740)”, which simplifies the accounting for income taxes, primarily by eliminating certain exceptions found in the Accounting Standards Codification, section 740. This standard is effective for fiscal periods beginning after December 15, 2021. The Company has assessed this ASU and does not expect it to have a material impact on the Company’s consolidated financial statements.

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of December 31, 2021			As of December 31, 2020
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$430,841	$-	$430,841	38,618	$-	$38,618
Restricted cash	Level 1	1,763	-	1,763	-	-	-
Total		$432,604	$-	$432,604	$38,618	$-	$38,618

		As of December 31, 2021		As of December 31, 2020
Liabilities on the Consolidated Balance Sheets		Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Term loan	Level 2	$-	$-	$4,820	$4,913
Earnout payment	Level 3	5,230	5,230	-	-
Total liabilities		$5,230	$5,230	$4,820	$4,913

(1)
The carrying values are shown inclusive of discounts and other offsets.

The fair values of the revolving line of credit and term loan, which are classified as Level 2 in the fair value hierarchy, are estimated using a discounted cash flow methodology based on market interest rate data and other market factors available at the end of the period. The input used to develop our fair value measurements as of December 31, 2020 was an effective interest rate of five percent. The Company had no outstanding balances on the revolving line of credit as of December 31, 2021, and December 31, 2020.

Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the year ended December 31, 2021 are as follows.

December 31, 2021
Balance at beginning of period	$-
Fair value of earnout payment recorded in connection with iQuue acquisition	5,230
Change in fair value of earnout	-
Balance at end of period	$5,230

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of December 31, 2021.

December 31, 2021
Discount Rate	3.50%
Volatility	24.80%

See Note 13 for more information regarding the earnout payment.

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue.

	For the years ended December 31,
	2021	2020
Revenue by geography
United States	$108,072	$50,275
International	2,565	2,259
Total revenue	$110,637	$52,534

	For the years ended December 31,
	2021	2020
Revenue by type
Hardware	$69,629	$31,978
Professional services	22,732	12,304
Hosted services	18,276	8,252
Total revenue	$110,637	$52,534

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

	For the years ended December 31,
	2021	2020
Deferred revenue balance as of January 1	$53,501	$19,083
Revenue recognized from balance of deferred revenue at the beginning of the period	(11,764)	(4,226)
Revenue deferred during the period	85,153	50,939
Revenue recognized from revenue originated and deferred during the period	(31,293)	(12,295)
Deferred revenue balance as of December 31	$95,597	$53,501

As of December 31, 2021, the Company expects to recognize 44% of its total deferred revenue within the next 12 months, 31% of its total deferred revenue between 13 and 36 months, 23% between 37 and 60 months and 3% is expected to be recognized beyond five years.

Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	December 31, 2021	December 31, 2020
Finished Goods	$33,007	$17,628
Raw Materials	201	-
Total inventory	$33,208	$17,628

Prepaid expenses and other current assets consisted of the following.

	December 31, 2021	December 31, 2020
Prepaid expenses	$15,084	$3,276
Other current assets	2,285	564
Total prepaid expenses and other current assets	$17,369	$3,840

Property and equipment, net consisted of the following.

	December 31, 2021	December 31, 2020
Computer hardware and software	$1,768	$868
Warehouse and other equipment	461	124
Leasehold improvements	284	103
Furniture and fixtures	161	109
Property and equipment, gross	2,674	1,204
Less: Accumulated depreciation and amortization	(800)	(357)
Total property and equipment, net	$1,874	$847

Other long-term assets consisted of the following.

	December 31, 2021	December 31, 2020
Intangible assets	$3,590	$-
Operating lease - ROU asset, net	2,927	920
Restricted cash, long-term portion	495	-
Other long-term assets	3,790	193
Total other long-term assets	$10,802	$1,113

Accrued expenses and other current liabilities consisted of the following.

	December 31, 2021	December 31, 2020
Accrued compensation costs	$6,588	$3,234
Warranty allowance	6,106	3,336
Accrued expenses	4,559	764
Other	4,981	2,221
Total accrued expenses and other current liabilities	$22,234	$9,555

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term. The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of December 31, 2021. The Company accounted for the cancellation of the Revolving Facility and issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the consolidated balance sheets. These costs totaled $658 and will be amortized ratably over the five-year term of the Senior Revolving Facility.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus an applicable margin, subject to a floor of 0.00%. For ABR Loans, the interest rate is based upon the highest of the Prime Rate, Federal Funds Effective Rate plus an applicable margin, or 3.25%. As of December 31, 2021, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 0.10% and 0.50%, respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount.

The Senior Revolving Facility contains certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) engage in certain mergers or consolidations, (ii) sell, lease or transfer all or substantially all of the Company’s assets, (iii) engage in certain transactions with affiliates, (iv) make changes in the nature of the Company’s business and our subsidiaries, and (v) incur additional indebtedness that is secured on a pari passu basis with the Senior Revolving Facility.

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of December 31, 2021, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of December 31, 2021, there was no outstanding principal amount under the Senior Revolving Facility.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

In August 2019, Legacy SmartRent entered into a loan and security agreement for a Credit Facility. The Credit Facility provided $15,000 of borrowing capacity and consisted of a $10,000 Revolving Facility, which originally matured in August 2021, but was extended to December 2021, and a $5,000 Term Loan Facility, with a maturity date of November 2023. The Term Loan Facility was subject to monthly payments of interest, in arrears, accrued on the principal balance of the Term Loan Facility through November 2020. Thereafter, and continuing through the Term Loan Facility maturity date, the Term Loan Facility was subject to equal monthly payments of principal plus accrued interest. Proceeds from the Credit Facility were used for general corporate purposes. In connection with the Credit Facility, the Company issued warrants (see Note 7) to purchase Legacy SmartRent’s common stock, which were subsequently exercised on September 7, 2021 pursuant to a cashless exercise and resulting in the issuance of 147,911 shares of Common Stock. At the time of issuance, the fair value of the warrants was recorded as additional paid-in capital with a reduction to the carrying value of the Term Loan Facility. The resulting discount from outstanding principal balance of the Term Loan Facility was amortized using the effective interest rate method over the periods to maturity. Amortization of this discount is recorded as interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss and Comprehensive Loss. In December 2021, the Credit Facility was cancelled upon the repayment in full of the Term Loan Facility principal and accrued interest. The repayment of the Term Loan Facility was accounted for as an extinguishment of debt.

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

Conversion of Convertible Notes

In March 2020, in conjunction with the Series C-1 preferred stock issuance, the December 2019 and February 2020 Convertible Notes, along with the respective accrued interest thereon, were automatically converted into shares of Series C-1 preferred stock at conversion prices of $10.02 and $10.01, respectively. As such, the convertible noteholders received an aggregate of 756 shares and 5 shares, respectively, of Series C-1 convertible preferred stock for the conversion of the Convertible Notes. The redemptions of the notes are considered early extinguishments of debt. The difference between the reacquisition price of the Convertible Notes and the net carrying amount of the extinguished Convertible Notes should be recognized currently in income as a loss or gain. Because the reacquisition price of the December 2019 Convertible Note was higher than the carrying value of the same on the date of extinguishment, the redemption of the December 2019 Convertible Note was recorded as a loss on conversion in the amount of $164 and included in other expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020. No expenses were recorded in connection with this transaction during the year ended December 31, 2021.

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

During the year ended December 31, 2021, Legacy SmartRent issued an additional 3,358 shares of Series C preferred stock through two tranches that closed in February and March 2021. The Series C preferred stock was issued in exchange for $35,000 gross cash proceeds. Expenses in connection with the issuance of the Series C preferred stock were $207, resulting in net cash proceeds of $34,793.

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

In March 2018, in connection with Legacy SmartRent’s conversion from a limited liability company to corporation, the founders of Legacy SmartRent exchanged their member interests for aggregate total of 1,800 shares of common stock and 4,252 shares of Series Seed preferred stock. After conversion to a corporation in March 2018, in connection with the Series Seed preferred stock financing, Legacy SmartRent and its Chief Executive Officer (“CEO”) entered into a stock restriction agreement, whereby certain restrictions and vesting conditions were placed on 1,080 of the CEO’s common stock shares to vest in 30 equal monthly installments, on each monthly anniversary from the effective date of the stock restriction agreement. As of December 31, 2020, no amounts related to this agreement remained unamortized. As of December 31, 2020, the CEO owned 996 shares of common stock related to this transaction which were vested and owned outright. As part of the Business Combination on August 24, 2021, these shares converted to 4,865 shares of Common Stock using the Exchange Ratio of 4.8846.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Warrants

In February 2021, Legacy SmartRent issued 750 warrants to purchase Legacy SmartRent’s common stock as consideration to certain customers. The warrants are exercisable upon issuance until their expiration in February 2031 or earlier upon redemption. The number of warrants issued to these customers is dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer. The fair value of the vested portion of the warrants has been recorded as additional paid in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, respectively. For the year ended December 31, 2021, the Company recorded $121, as contra-revenue in the Consolidated Statement of Operations related to these warrants. As part of the Business Combination on August 24, 2021, these warrants converted to warrants to purchase 3,663 shares of Common Stock at $0.01 per share pursuant to the Exchange Ratio and remain outstanding.

In April 2020, in connection with the closing of the second tranche of the Series C preferred stock, Legacy SmartRent issued a warrant to purchase common stock to an investor who participated in the second tranche closing. The warrant represents compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vests based on the number of installed units attained over a measurement period, which expires in April 2023. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder is entitled to purchase 384 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrants using the Black-Scholes-Merton model. The Company records the associated marketing expense over the service period as the units are installed with an offset to additional paid-in-capital. During the year ended December 31, 2021, the Company recognized $810 of sales and marketing expense related to these warrants. No expenses related to these warrants were recognized during the year ended December 31, 2020. As part of the Business Combination on August 24, 2021, these warrants converted to warrants to purchase 1,876 shares of Common Stock pursuant the Exchange Ratio. The first tranche of these warrants have vested as of December 31, 2021.

In August 2019, in connection with the Credit Facility (Note 6), Legacy SmartRent issued warrants to purchase common stock of Legacy SmartRent to the lender. The warrants were exercisable upon issuance until their expiration in August 2029 or earlier upon redemption. The holder of the warrants, together with any successor or permitted assignee or transferee, was entitled to purchase 33 fully paid and non-assessable shares of the Legacy SmartRent’s common stock at $2.30 per share, subject to adjustment pursuant to the warrant. The fair value of the warrants has been recorded as additional paid in capital and a reduction to the carrying value of the Term Loan Facility. The resulting discount from outstanding principal balance of the Term Loan Facility is being amortized using the effective interest rate method over the periods to maturity. Amortization of this discount is recorded as interest expense. The warrants were exercised during the year ended December 31, 2021 as discussed above (Note 6).

In March 2019, Legacy SmartRent issued a warrant to purchase common stock to the purchaser of a $2,500 convertible note. The warrant represented compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vested based on the number of installed units attained over a measurement period, which expired in March 2021. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder was entitled to purchase up to 503 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrant using the Black-Scholes-Merton model. The Company recorded the associated marketing expense over the service period as the units were installed with an offset to additional paid-in-capital. During the year ended December 31, 2021, the Company recognized no expenses related to these warrants. During the year ended December 31, 2020, the Company recognized $342 of sales and marketing expense related to these warrants in the accompanying Consolidated Statements of Operations and Comprehensive Loss. These warrants were exercised by the holder in March 2021, which resulted in 503 shares of common stock being issued by Legacy SmartRent.

NOTE 8. STOCK-BASED COMPENSATION

2018 Stock Plan

Legacy SmartRent’s board of directors adopted, and its stockholders approved, the SmartRent.com, Inc. 2018 Stock Plan (the “2018 Stock Plan”), effective March 2018. The purpose of the 2018 Stock Plan was to advance the interests of Legacy SmartRent and its stockholders by providing an incentive to attract, retain and reward

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

persons performing services for Legacy SmartRent and by motivating such persons to contribute to the growth and profitability of Legacy SmartRent. The 2018 Stock Plan seeks to achieve this purpose by providing for awards in the form of options, restricted stock purchase rights or restricted stock bonuses. Awards granted under the 2018 Stock Plan generally expire ten years from the date of grant and become vested and exercisable over a four-year period. All options are subject to certain provisions that may impact these vesting schedules. As part of the Business Combination on August 24, 2021, all awards issued under the 2018 Stock Plan were assumed by the Company and converted to options to purchase Common Stock and RSUs for Common Stock using the Exchange Ratio.

Summaries of the Company’s 2018 Stock Plan activity for the year ended December 31, 2021 are presented below.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2019	1,567	$2.30	9.64	$-
Retroactive application of Exchange Ratio	5,529
December 31, 2019, as adjusted	7,096	$0.47		$-
Granted	5,046
Cancelled	(1,685)
December 31, 2020	10,457	$0.51	8.96	$-
Granted	-
Cancelled	-
December 31, 2021	10,457	$0.51	7.96	$-
Vested options as of December 31, 2021	8,117	$0.48	7.76	$-

Amendment to the 2018 Stock Plan

In April 2021, the board of directors of Legacy SmartRent executed a unanimous written consent to provide an additional incentive to certain employees of Legacy SmartRent by amending the 2018 Stock Plan to allow for the issuance of RSUs and granted a total of 1,533 RSUs to certain employees which vest over four years. The estimated fair value for each RSU issued was approximately $21.55 per share and the total stock-based compensation expense to be amortized over the vesting period is $33,033. As part of the Business Combination on August 24, 2021 these RSUs were assumed by the Company and converted to 7,489 RSUs at a per share fair value of $4.41 pursuant to the Exchange Ratio and remain outstanding as of December 31, 2021. The outstanding RSUs also contain a liquidity event vesting condition which was satisfied upon closing of the Business Combination. Accordingly, the Company recognized a one-time stock-based compensation expense of $2,827 in August 2021 as a retroactive catch-up of cumulative stock-based compensation expense for such awards from their original grant dates. During the year ended December 31, 2021, an additional $843 of stock compensation expense was recorded for these awards.

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

The 2021 Plan authorizes the compensation committee to provide incentive compensation in the form of stock options, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2021 Plan, the Company is authorized to issue up to 15,500 shares of stock. As part of the Business Combination on August 24, 2021, the RSUs granted in the 2018 Stock Plan were assumed by the Company and converted to 7,489 restricted stock units pursuant to the Exchange Ratio and remain outstanding. In August 2021, 354 RSUs were granted to certain executives and the board of directors at a fair value of $12.10. Non-employee board member RSUs will vest either over one year or three years. The RSUs granted to employees are generally subject to a four-year vesting schedule and all vesting shall be subject to the recipient’s continued employment with the Company or its subsidiaries through the applicable vesting dates. On November 1, 2021, the Company granted 72 RSUs to certain executives pursuant to the 2021 Equity Incentive Plan. These RSUs had a fair value of $12.10 at the time of the grant and will vest over four years. No right to any common stock is earned

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period. During the year ended December 31, 2021, stock-based compensation expense of $6,413 was recognized in connection with the vesting of RSUs. During the year ended December 31, 2020, there was no stock-based compensation expense related to the RSUs. See footnote 14 for additional information in connection with the 2021 Equity Incentive Plan.

The following table summarizes activity related to the RSUs:

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2020	-	$-
Granted - pre-merger, retroactive application of exchange ratio	7,489	$4.41
Granted - post-merger	426	$12.10
Cancelled	(244)	$4.41
December 31, 2021	7,671	$4.98

Employee Stock Purchase Plan

The Company has the ability to initially issue up to 2,000,000 shares of common stock under the Employee Stock Purchase Plan ("ESPP"), subject to annual increases effective as of January 1, 2022 and each subsequent January 1 through and including January 1, 2030 in an amount equal to the smallest of (i) 1% of the number of shares of the common stock outstanding as of the immediately preceding December 31, (ii) 2,000,000 shares or (iii) such amount, if any, as the Board may determine. See footnote 14 for additional information in connection with the ESPP.

Stock-Based Compensation

The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes-Merton option pricing model with the following weighted-average assumptions for the year ended December 31, 2020. There were no options granted for the year ended December 31, 2021.

December 31, 2020
Risk free interest	0.99%
Dividend yield	0.00%
Expected volatility	103.59%
Expected life (years)	6.11

Expected life – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method.

Risk-Free Interest Rate – The risk-free rate is based on the US Treasury zero coupon issuances in effect at the time of the grant for periods corresponding with the expected term of the option.

Expected Volatility – Because the Company is privately held and does not have any active trading market for its common stock, the expected volatility is estimated based upon historical volatilities of public companies operating in the Company’s industry over a period equal to the expected term of the stock option grants.

Dividend Yield – The Company has never paid dividends on its common stock and has no plans to declare any dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Company recorded stock-based compensation expense as follows.

	For the years ended December 31,
	2021	2020
Research and development	$2,340	$256
Sales and marketing	1,379	86
General and administrative	4,412	1,417
Total	$8,131	$1,759

During the year ended December 31, 2021, stock-based compensation expense of $812 was recognized for 844 shares granted in connection with the Zenith acquisition and are recorded as a component of general and administrative expense. During the year ended December 31, 2020, $707 of stock-based compensation expense related to these shares was recognized and are recorded as a component of general and administrative expense.

During the year ended December 31, 2021, stock-based compensation expense of $906 was recognized in connection with the vesting of outstanding options. During the year ended December 31, 2020, stock-based compensation expense of $728 was recognized in connection with the vesting of outstanding options.

During the year ended December 31, 2020, stock-based compensation in the amount of $324 was recognized in connection with the vesting of common stock that had been converted from Series Seed preferred shares and was recorded as a component of general and administrative expense. These shares were fully vested at December 31, 2020 and no expense was recognized during the year ended December 31, 2021 in connection with these shares.

During the year ended December 31, 2021, stock-based compensation expense of $6,413 was recognized in connection with the vesting of RSUs. During the year ended December 31, 2020, there was no stock-based compensation expense related to the RSUs.

NOTE 9. INCOME TAXES

The Company's provision for income taxes consisted of the following.

	Year Ended December 31,
Income Tax Provision	2021	2020

Federal	$-	$-
Foreign	133	128
State and local	-	-
Current provision	133	128

Federal	-	-
Foreign	(18)	21
State and local	-	-
Deferred (benefit) provision	(18)	21
Provision for income taxes	$115	$149

The following table presents a reconciliation of the Company’s effective tax rates for the periods indicated.

	Year Ended December 31,
Rate Reconciliation	2021	2020
U.S. statutory rate	21.0%	21.0%
State rate net of fed benefit	8.1%	5.0%
Change in valuation allowance	(33.8%)	(25.0%)
SPAC transaction costs	3.7%	0.0%
Permanent adjustments	(0.6%)	(1.0%)
Other	1.4%	0.0%
Effective Tax Rate	(0.2%)	0.0%

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Tax effects of temporary differences can give rise to significant portions of deferred tax assets and deferred tax liabilities. The components of deferred income tax assets and liabilities are as follows.

Tax Effects of Temporary Differences	As of December 31,
	2021	2020
Attributes
Deferred tax asset
Federal NOLs	$27,815	$10,403
State NOLs	8,206	2,584
Deferred revenue	9,408	8,940
Other deferred tax assets	5,669	1,879
Total deferred tax assets	51,098	23,806
Less: Valuation allowance	(43,175)	(18,832)
Total net deferred tax asset	$7,923	$4,974

IRC 481(a) Adjustment	(209)	(2,784)
Deferred costs of revenue	(6,576)	(1,775)
Other deferred tax liabilities	(1,140)	(435)
Total deferred tax liabilities	(7,925)	(4,994)
Net deferred tax asset	$(2)	$(20)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As a result of historical cumulative losses, Management determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net federal and state deferred taxes in future periods. Therefore, a valuation allowance equal to the amount of the net federal and state deferred tax assets was provided at December 31, 2021 and 2020. The net valuation allowance increased by $24,343, from $18,832 to $43,175 in 2021.

As of December 31, 2021, the Company has gross NOLs of $132,453 and $139,819 for federal and state income tax return purposes, respectively. Federal NOLs can be carried forward indefinitely, while State NOLs will expire between 2038 and 2041. As of December 31, 2021, the Company has unused $380 IRC Section 163(j) federal interest expense that will be carried forward indefinitely.

The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes (as defined by the Act and codified under IRC Section 382) that could limit the Company’s ability to utilize these carryforwards. Should the limitation apply, the related net operating loss and Section 163(j) deferred tax assets and the valuation allowance would be reduced by the same amount. The Company has not performed a Section 382 analysis.

The Company files income tax returns in the U.S. federal and various state jurisdictions, as well as in Croatia. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2018, due to the accumulated net operating losses that are carried forward. The Company is subject to Croatian income tax examinations for all tax years beginning in 2017.

The Company evaluates uncertain tax positions which requires significant judgments and estimates regarding the recoverability of deferred tax assets, the likelihood of the outcome of examinations of tax positions that may or may not be currently under review and potential scenarios involving settlements of such matters. A summary of

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

changes in the Company's gross unrecognized tax benefits for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	For the years ended December 31,
	2021	2020
Unrecognized tax benefits - January 1	$-	$-
Gross increases - tax positions in prior period	6,961	-
Gross decreases - tax positions in prior period	-	-
Gross increases - tax positions in current period	1,796	-
Settlement	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits - December 31	$8,757	$-

The total balance of unrecognized tax benefits as of December 31, 2021 would not impact the effective tax rate if recognized, as the Company is in a full valuation allowance and the unrecognized tax benefit is a deferred tax asset.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company has not accrued penalties and interest as of December 31, 2021. The Company expects the unrecognized tax benefits to reverse in full within the next 12 months.

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the years ended December 31,
	2021	2020
Convertible preferred stock	-	104,821
Common stock options and restricted stock units	18,370	11,019
Common stock warrants	4,601	161
Shares subject to repurchase	2,748	4,123
Total	25,720	120,123

NOTE 11. RELATED-PARTY TRANSACTIONS

During the year ended December 31, 2021, the Company incurred marketing expense of $810 included in sales and marketing expense in connection with the vesting of warrants held by an investor. During the year ended December 31, 2020, $481 are included in sales and marketing expense in connection with the vesting of warrants held by an investor.

The Company incurred consulting expense of $110 included in research and development expenses for the year ended December 31, 2021 related to services provided by companies in which two of the Company's executives have control or significant influence. During the year ended December 31, 2020, the Company incurred consulting expenses from these companies of $39.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

From time to time, the Company enters into lease agreements with third parties for purposes of obtaining office and warehouse space. These leases are accounted for as operating leases and have remaining lease terms of 11 months to 3.25 years. In addition to monthly rent payments, the Company reimburses the lessors for its share of operating expenses as defined in the leases. Such amounts are not included in the measurement of the lease liability but are recognized as a variable lease expense when incurred. One of these leases includes a single, five-year extension option. The Company does not intend to exercise this extension option. During the year ended December 31, 2021, the Company obtained $3,007 of ROU assets in exchange for lease obligations in connection with its operating leases. No new leases were entered into during the year ended December 31, 2020.

ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. The Company’s weighted average discount rate was 5.47% at December 31, 2021. The weighted-average lease term was 2.8 years and 2.1 years at December 31, 2021 and 2020, respectively.

During the years ended, and as of December 31, 2021, and 2020, the Company had no finance leases.

During the years ended December 31, 2021 and 2020, the Company incurred rent and other related occupancy expenses of $683 and $542, respectively. Included in these amounts are $77 and $35 of variable rent expense, respectively, which is comprised primarily of the Company’s proportionate share of operating expenses, properly classified as lease cost due to the Company’s election to not separate lease and non-lease components. Rent costs are recorded to cost of revenue and general and administrative expenses on the company’s Consolidated Statement of Operations.

Annual base rental commitments associated with these leases, excluding operating expense reimbursements, month-to-month lease payments and other related fees and expenses during the remaining lease terms are as follows.

Operating Leases
2022	$1,318
2023	1,054
2024	1,004
2025 and thereafter	86
Total lease payments	3,462
Less: imputed interest	(262)
Total lease liability	3,200
Less: Lease liability, current portion	1,094
Lease liability, noncurrent	$2,106

The Company had $2,927 and $920 of ROU assets related to its lease liabilities at December 31, 2021 and 2020, respectively, and are included in other long-term assets on the Consolidated Balance Sheets. The noncurrent portion of the Company’s lease liability is included in other long-term liabilities on the Consolidated Balance Sheets. The current portion of the Company's lease liability is included in other current liabilities on the Consolidated Balance Sheets. Amounts above exclude future cash payments of $2,338 over five years related to a lease entered into in 2021 with a commencement date in 2022.

Cash paid for amounts included in the measurement of operating lease liabilities was $603 and $529 for the years ended December 31, 2021 and 2020, respectively.

Sales Taxes

The Company determined that it was required to pay sales and use tax in various jurisdictions. Accordingly, the Company has recorded a liability of $1,156 and $1,282 as of December 31, 2021 and December 31, 2020, respectively, which includes estimated penalties and interest of $145 at December 31, 2020. These liabilities are included in accrued expenses and other current liabilities on the Consolidated Balance Sheets. There are no penalties and interest included in the balance at December 31, 2021.

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

The Company entered into an agreement with a supplier in April 2020, as further amended in March 2021, to purchase minimum volumes of certain products through August 2022. Due to significant failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara. The Company does not believe it has any further commitment to the supplier.

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. The Company had no such accruals for all such matters as of December 31, 2021 and 2020.

NOTE 13. ACQUISITIONS

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

The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of $4,162. Additionally, Legacy SmartRent issued 844 shares of common stock that vest annually over three years and $3,353 of promissory notes to certain employees, contingent upon continued employment. These costs are recognized as post-combination compensation expenses as a component of general and administrative expense on the Company’s Consolidated Statement of Operations and Comprehensive Loss. In connection with the common stock issued with this transaction, the Company recorded $502 and $707 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As part of the Business Combination of August 24, 2021 these 844 shares converted to 4,123 shares pursuant to the Exchange Ratio.

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

The Company recognized approximately $21 of acquisition related costs that were expensed during the three months ended March 31, 2020 and are included in general and administrative expenses. None of these costs were expensed during the year ended December 31, 2021.

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

The Company’s consolidated balance sheet for the year ended December 31, 2021, and other financial statements presented herein for the year ended December 31, 2021 and 2020 include the results of operations of Zenith since the acquisition date. Revenue related to Zenith and included in amounts presented on the Company’s Consolidated Statement of Operations and Comprehensive Loss are $2,565 and $2,259 for the years ended December 31, 2021 and 2020, respectively. Net income related to Zenith and included in amounts presented on the Company’s Consolidated Statement of Operations and Comprehensive Loss are $819 and $420 for the years ended December 31, 2021 and 2020. Pro forma disclosures have not been provided since the acquisition did not have, and is not expected to have, a material impact on the Company’s results of operations.

iQuue Acquisition

On December 31, 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC. iQuue was founded in 2015 and is headquartered in Altamonte Springs, Florida. iQuue is a SaaS company providing a smart home and smart building technology platform for property owners, managers, and residents in the multifamily industry. Backed by Samsung SmartThings, the iQuue technology platform is capable of integrating with any smart device. iQuue offerings include access control, door code management, managed WiFi, and professional installation.

The Company accounted for the iQuue acquisition as a business combination. The purchase price consisted of $7,213 of cash and restricted cash, estimated fair market value of $5,230 in contingent consideration relating to three earnout payments tied to the attainment of installed unit targets during the period of December 31, 2021 to June 30, 2025, and a Networking Capital Adjustment of $508 to be paid out 91 days after the acquisition date. On the acquisition date, the Company paid cash of $6,192, and placed $1,021 in escrow accounts. As of December 31, 2021, the current escrow deposits are classified as “Restricted cash, current portion” in the Consolidated Balance Sheets. The Company determines current or non-current classification based on the expected duration of the restriction. The maximum value of the earnout payments is $6,375. To the extent these are earned, they will be payable in cash on, or promptly after, the earnout period dates of December 31, 2022, December 31, 2023,

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

and June 30, 2025. The $5,230 fair value of the earnout payments is determined using the Monte Carlo simulation model based on installed unit projections during the period of December 31, 2021 through June 30, 2025, implied revenue volatility, a risk-adjusted discount rate, and a credit spread. Each reporting period, the Company is required to remeasure the fair value of the earnout liability as assumptions change and such adjustments will be recorded in other income (expense), net within the Consolidated Statement of Operations and Comprehensive Loss. The Company believes the fair value of the earnout liability falls within Level 3 of the fair value hierarchy as a result of the unobservable inputs used for the measurement.

As part of the business combination, the Company agreed to pay up to approximately $742 to the former shareholders of iQuue over the next three years, subject to the shareholders’ continued employment at the Company. As this payment is contingent upon the continuous service of the key employees, it is accounted for as post-combination compensation expense and will be recognized ratably over the service period of three years. The Company deposited $742 cash in escrow on the acquisition date for this obligation. The current portion of the escrow deposit is classified as “Restricted cash, current portion” and the non-current portion is classified as a component of "Other long-term assets" in the Consolidated Balance Sheets.

The total purchase consideration and the fair values of the acquired assets and liabilities at the acquisition date were as follows.

Consideration
Cash paid at acquisition		$6,192
Contingent consideration		5,230
Cash consideration held in escrow		1,021
Net working capital adjustment		508
Fair value of total consideration transferred		12,951

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$290
Accounts receivable	721
Inventory	49
Intangible assets	3,590
Prepaid expenses and other assets	5
Total identifiable net assets acquired	4,655
Accounts payable	48
Deferred revenue	91
Accrued expenses and other liabilities	69
Total liabilities assumed	208

Total identifiable assets		4,447

Goodwill		$8,504

The Company recognized approximately $314 of acquisition related costs that were expensed during the year ended December 31, 2021 and are included in general and administrative expenses.

The fair value of the assets acquired includes accounts receivable of $721. The gross amount due under contracts for accounts receivable is $721, substantially all of which is expected to be collected. The Company did not acquire any other class of receivable as a result of the acquisition of iQuue.

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on the fair market value of such assets and liabilities at the date of acquisition. Intangible assets associated with the acquisition totaled $3,590 and primarily related to customer relationships. The excess purchase price over the fair value of net assets acquired was recognized as goodwill and totaled $8,504. The goodwill is attributable primarily to the workforce of the acquired business and expected synergies with the Company’s existing operations and is not deductible for income tax purposes.

The Company recorded intangible assets at their fair value, which consisted of the following.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

	Estimated useful life (in years)	December 31, 2021
Customer relationships	13	$3,290
Developed technology	1	300
Total intangible assets		$3,590

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs.

The Company’s consolidated balance sheet for the year ended December 31, 2021, and other financial statements presented herein for the year ended December 31, 2021 and 2020 include the results of operations of iQuue since the acquisition date. Revenue and net income related to iQuue and included in amounts presented on the Company's Consolidated Statement of Operations and Comprehensive Loss are not material for the year ended December 31, 2021. Pro forma disclosures have not been provided since the acquisition did not have, and is not expected to have, a material impact on the Company’s results of operations.

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after December 31, 2021 and through March 24, 2022, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In January 2022, the Board of Directors approved 1,521 RSUs and 175 Option awards to certain employees under the 2021 Incentive Stock Plan.

In January 2022, employees enrolled in the Company’s ESPP purchased 75 shares of the Company’s Class A Common Stock.

In March 2022, The Company entered into a definitive Agreement and Plan of Merger to acquire all of the outstanding equity interests of SightPlan for $135 million in cash, subject to certain adjustments. SightPlan provides a real estate operating platform that offers automated answering, resident engagement, field service and maintenance management, inspections management, and due diligence and audit management to real estate owners and managers.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Management identified material weaknesses in internal control over financial reporting for the period ended December 31, 2020 related to: (a) accounting for non-routine transactions; (b) the lack of consistent review of journal entries prior to their posting to the general ledger; and (c) the need to provide formal segregation controls over our information technology. These material weaknesses were due to us being a private company with limited resources and not having the necessary business processes, controls, and technical expertise to oversee our business processes and controls.

Based on the remediation efforts described below, weakness (a) as noted above, has been fully remediated as of December 31, 2021, and while substantial progress has been made related to weaknesses (b) and (c), further actions and testing are necessary before we can conclude full remediation. We believe we are on schedule to remediate material weaknesses (b) and (c) during the year ended December 31, 2022. Remediation efforts to date include the following:

•
Adding experienced technical accounting personnel, and continuing to engage with external technical accounting consultants, to facilitate timely and accurate accounting for non-routine transactions. These procedures remediated item (a) above;
•
Expanding the team of experienced accounting personnel to allow for appropriate review of journal entries and general segregation of duties;
•
Implementing new software tools to facilitate systematic processing and effective review of journal entries prior to entering in the general ledger; and,
•
Partnering with external consultants specializing in public company control compliance, to assess and implement controls over financial and information technology processes.

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position, results of operations and cash flows for the periods ending December 31, 2021 and 2020.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies or emerging growth companies.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls over financial reporting have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements in Item 8 of this Report.

(a)(2) Financial Statement Schedule

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Merger Agreement, dated as of April 21, 2021, by and among the Company, Merger Sub and Legacy SmartRent.	8-K	2.1	April 22, 2021
2.2	Amendment No. 1 to Merger Agreement, dated as of July 23, 2021, by and among the Company, Merger Sub and Legacy SmartRent.	8-K	2.1	July 26, 2021
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
4.1	Specimen Common Stock Certificate.	8-K	4.1	August 30, 2021
4.2	Description of the Registrant’s Securities (filed herewith).
10.1	Amended and Restated Registration Rights Agreement, dated as of August 24, 2021, by and among the Company, the Sponsor and certain equity holders of Legacy SmartRent named therein.	8-K	10.1	August 30, 2021
10.2†	SmartRent, Inc. 2021 Equity Incentive Plan.	S-4/A	10.13	July 26, 2021
10.3†	SmartRent, Inc. 2021 Employee Stock Purchase Plan.	S-4/A	10.14	July 26, 2021
10.4†	Restricted Stock Units Agreement under the SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.11	August 30, 2021
10.5†	Stock Option Agreement under the SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.12	August 30, 2021
10.6*	Credit Agreement, dated as of December 10, 2021, by and among (i) SmartRent, Inc., (ii) the several banks and other financial institutions or entities party thereto, and (iii) Silicon Valley Bank, as the issuing lender, swingline lender, administrative agent, collateral agent for the lenders, and the lead arranger.	8-K	10.1	December 13, 2021
10.7	Letter Agreement, dated February 4, 2021, by and among the Company, the Sponsor and certain former directors and officers of the Company.	8-K	10.3	February 10, 2021
10.8	Sponsor Agreement, dated April 21, 2021, by and among the Company, its former officers and directors, Legacy SmartRent and the Sponsor.	8-K	10.2	April 22, 2021
10.9	Support Agreement, dated April 21, 2021, by and among the Company, Legacy SmartRent and certain stockholders of Legacy SmartRent.	8-K	10.3	April 22, 2021
10.10	Form of Lock-Up Agreement.	8-K	10.1	April 22, 2021
10.11	Form of Subscription Agreement.	8-K	10.4	April 22, 2021
10.12	Form of Indemnification Agreement between the Company and each of the officers and directors of the Company.	S-4/A	10.24	July 26, 2021
10.13†	SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	S-4/A	10.12	July 26, 2021
10.14†	Stock Option Agreement under the SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	8-K	10.13	August 30, 2021
10.15†	Restricted Stock Units Award Agreement under the SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	8-K	10.14	August 30, 2021
10.16†	Employment Agreement, dated as of March 16, 2021, by and between Legacy SmartRent and Lucas Haldeman.	S-4/A	10.16	July 26, 2021
10.17†	Employment Agreement, dated as of March 16, 2021, by and between Legacy SmartRent and Christopher Jon Edmonds.	S-4/A	10.19	July 26, 2021
10.18†	Employment Agreement, dated as of March 16, 2021, by and between Legacy SmartRent and Isaiah DeRose-Wilson.	S-4/A	10.21	July 26, 2021
10.19	Administrative Support Agreement, dated March 17, 2021, by and between the Company and Fifth Wall Ventures Management, LLC.	S-4/A	10.22	July 26, 2021
10.20	Confidential Consulting Agreement, dated as of August 13, 2020, by and between Legacy SmartRent and FLG Partners, LLC.	S-4/A	10.23	July 26, 2021

10.21	Warrant to Purchase Common Stock, dated as of April 24, 2020, by and between Legacy SmartRent and RET Ventures SPV I, L.P. (filed herewith).
10.22	Warrant to Purchase Common Stock, dated as of February 2, 2021, by and between Legacy SmartRent and LEN FW Investor, LLC (filed herewith).
21.1	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on the signature pages herein).
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March 2022.

SmartRent, Inc.

By:	/s/ Lucas Haldeman

Lucas Haldeman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jonathan Wolter

Jonathan Wolter
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Lucas Haldeman and Jonathan Wolter, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ Lucas Haldeman	Chief Executive Officer and Director	March 24, 2022
Lucas Haldeman	(Principal Executive Officer)

/s/ Jonathan Wolter	Chief Financial Officer	March 24, 2022
Jonathan Wolter	(Principal Financial Officer)

/s/ Alana Beard	Director	March 24, 2022
Alana Beard

/s/ Robert Best	Director	March 24, 2022
Robert Best

/s/ John Dorman	Director	March 24, 2022
John Dorman

/s/ Ann Sperling	Director	March 24, 2022
Ann Sperling

/s/ Bruce Strohm	Director	March 24, 2022
Bruce Strohm

/s/ Frederick Tuomi	Director	March 24, 2022
Frederick Tuomi