Form 10-Q
period 2022-03-31
SmartRent, Inc.
filed 2022-05-11
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 9, 2022, there were 195,331,762 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements contained in this Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely” and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A “Risk Factors” of this Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 25, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things, our ability to:

•
execute our business strategy;
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
•
successfully pursue, defend, resolve or anticipate the outcome of pending or future litigation matters;
•
upgrade and maintain information technology systems;
•
anticipate rapid technological changes; and
•
meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness.

You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Report or to conform these statements to actual results or revised expectations.

Item 1 - Financial Statements

SMARTRENT, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$278,003	$430,841
Restricted cash, current portion	7,878	1,268
Accounts receivable, net	62,543	45,486
Inventory	42,259	33,208
Deferred cost of revenue, current portion	11,449	7,835
Prepaid expenses and other current assets	15,834	17,369
Total current assets	417,966	536,007
Property and equipment, net	1,906	1,874
Deferred cost of revenue	20,421	18,334
Goodwill	121,107	12,666
Other long-term assets	38,538	10,802
Total assets	$599,938	$579,683

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$11,934	$6,149
Accrued expenses and other current liabilities	34,322	22,234
Deferred revenue, current portion	58,765	42,185
Total current liabilities	105,021	70,568
Deferred revenue	58,007	53,412
Other long-term liabilities	6,763	6,201
Total liabilities	169,791	130,181

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 and 50,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares of preferred stock issued and outstanding as of March 31, 2022 and December 31, 2021	-	-

Stockholders' equity (deficit)
Common stock, $0.0001 par value; 500,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 194,070 and 193,864 shares issued and outstanding as of March 31, 2022 and December 31, 2021	19	19
Additional paid-in capital	608,299	604,077
Accumulated deficit	(177,997)	(154,603)
Accumulated other comprehensive (loss) income	(174)	9
Total stockholders' equity	430,147	449,502
Total liabilities, convertible preferred stock and stockholders' equity	$599,938	$579,683

SMARTRENT, INC.

Consolidated Statements of Operations AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2022	2021
Revenue
Hardware	$22,114	$12,398
Professional services	6,909	3,601
Hosted services	8,336	3,161
Total revenue	37,359	19,160

Cost of revenue
Hardware	21,858	12,143
Professional services	15,167	5,460
Hosted services	5,078	1,971
Total cost of revenue	42,103	19,574

Operating expense
Research and development	6,446	3,093
Sales and marketing	5,162	1,754
General and administrative	11,951	3,957
Total operating expense	23,559	8,804

Loss from operations	(28,303)	(9,218)

Interest expense, net	(12)	(82)
Other income, net	114	79
Loss before income taxes	(28,201)	(9,221)

Provision for income taxes	(4,807)	46
Net loss	(23,394)	(9,267)
Other comprehensive loss
Foreign currency translation adjustment	(183)	(128)
Comprehensive loss	$(23,577)	$(9,395)
Net loss per common share
Basic and diluted	$(0.12)	$(0.99)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	193,055	9,350

SMARTRENT, INC.

Consolidated statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholder's Equity

Balance, December 31, 2021	-	$-	193,864	$19	$604,077	$(154,603)	$9	$449,502
Stock-based compensation					3,523			3,523
Common stock warrants issued to customers as consideration					2			2
Common stock warrants related to marketing expense					217			217
Reverse recapitalization, net of transaction costs					(70)			(70)
Exercise of options			131		62			62
ESPP Purchases			75		488			488
Net loss						(23,394)		(23,394)
Other comprehensive loss							(183)	(183)
Balance, March 31, 2022	-	$-	194,070	$19	$608,299	$(177,997)	$(174)	$430,147

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income	Total Stockholder's Equity (Deficit)
Balance, December 31, 2020	21,458	$111,432	2,124	$-	$4,157	$(82,642)	$235	$(78,250)
Retroactive application of exchange ratio	83,364		8,252
Balance, December 31, 2020 as adjusted	104,822	111,432	10,376	-	4,157	(82,642)	235	(78,250)
Stock-based compensation					427			427
Issuance of Series C Convertible Preferred Stock	16,404	34,793
Common stock warrants issued to customers as consideration	-	-			22			22
Common stock warrants related to marketing expense			-		210			210
Exercise of warrants			2,457		5			5
Net loss						(9,267)		(9,267)
Other comprehensive loss							(128)	(128)
Balance, March 31, 2021	121,226	$146,225	12,833	$-	$4,821	$(91,909)	$107	$(86,981)

SMARTRENT, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,394)	$(9,267)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	409	80
Amortization of debt discount	-	4
Non-employee warrant expense	217	232
Provision for warranty expense	-	90
Non-cash lease expense	286	109
Stock-based compensation related to acquisition	199	200
Stock-based compensation	3,324	227
Compensation expense related to acquisition	279	-
Deferred tax benefit	(4,844)	-
Non-cash interest expense	29	-
Provision for excess and obsolete inventory	81	(40)
Provision for doubtful accounts	-	15
Change in operating assets and liabilities
Accounts receivable	(15,780)	(4,131)
Inventory	(9,199)	(293)
Deferred cost of revenue	(5,701)	(2,847)
Prepaid expenses and other assets	3,793	(2,800)
Accounts payable	5,435	1,998
Accrued expenses and other liabilities	(739)	(2,101)
Deferred revenue	16,986	10,744
Lease liabilities	(168)	(116)
Net cash used in operating activities	(28,787)	(7,896)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for SightPlan acquisition, net of cash acquired	(117,535)	-
Purchase of property and equipment	(233)	(93)
Net cash used in investing activities	(117,768)	(93)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan	-	(417)
Payments of senior revolving facility transaction costs	-	5
Proceeds from options exercise	62	-
Proceeds for ESPP purchases	488	-
Convertible preferred stock issued	-	34,793
Payments of business combination and private offering transaction costs	(70)	-
Net cash provided by financing activities	480	34,381
Effect of exchange rate changes on cash and cash equivalents	(153)	(106)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(146,228)	26,286
Cash, cash equivalents, and restricted cash - beginning of period	432,604	38,618
Cash, cash equivalents, and restricted cash - end of period	$286,376	$64,904

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$278,003	$64,904
Restricted cash, current portion	7,878	-
Restricted cash, included in other long-term assets	495	-
Total cash, cash equivalents, and restricted cash	$286,376	$64,904

SMARTRENT, INC.

Consolidated Statements of Cash Flows - CONTINUED

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2022	2021
Supplemental disclosure of cash flow information
Interest paid	$-	$71
Cash paid for income taxes	$36	$-
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	$21	$39
Acquisition consideration held in escrow	$850	$-

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

SmartRent is an enterprise technology company that provides a comprehensive real estate platform designed for property owners, managers and residents. Its suite of products and services, which includes both smart building hardware and cloud-based SaaS solutions, provides seamless visibility and control over real estate assets. The Company’s comprehensive platform lowers operating costs, increases revenues, mitigates operational friction and protects assets for owners and operators, while providing a differentiated, elevated living experience for residents. The Company is headquartered in Scottsdale, Arizona.

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

Outstanding stock options and restricted stock units ("RSUs"), whether vested or unvested, to purchase or receive shares of Legacy SmartRent common stock granted under the 2018 Stock Plan (see Note 8) converted into stock options and RSUs to purchase shares of the Company’s Common Stock upon the same terms and conditions that were in effect with respect to such stock options and RSUs immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

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

Prior to the Business Combination, Legacy SmartRent and FWAA filed separate standalone federal, state, and local income tax returns. As a result of the Business Combination, SmartRent, Inc. will file a consolidated income tax return. For legal purposes, FWAA acquired Legacy SmartRent, and the transaction represents a reverse acquisition for federal income tax purposes - SmartRent Inc. is the parent of the consolidated group with SmartRent Technologies, Inc. as a subsidiary, but in the year of the closing of the Business Combination, the consolidated tax return of SmartRent Inc. included a full year period for Legacy SmartRent and stub-year for FWAA starting the day after the closing of the Business Combination. FWAA filed a short year return for the period prior to the acquisition.

Upon closing of the Business Combination, the Company received gross proceeds of $500,628 from the Business Combination and PIPE Investment, offset by offerings costs of $55,981.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements as of December 31, 2021, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 25, 2022. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Consolidated Financial Statements related to the three months ended March 31, 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any future period.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Foreign Currency

SmartRent Inc.'s functional and reporting currency is United States Dollars (“USD”) and its foreign subsidiary has a functional currency other than USD. Financial position and results of operations of the Company's international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. The Company's international subsidiaries statements of operations accounts are translated at the weighted-average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the statement of operations.

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

Impact of COVID-19

The extensive impact caused by the COVID-19 pandemic has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, and other jurisdictions have imposed, and may impose in the future, various measures, including, but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings, reduced operations and extended business closures.

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

The impact of COVID-19, and measures to prevent its spread, have been impactful and continue to affect supply chain. The Company has experienced some production delays as a result of COVID-19, including impacts to the sourcing, manufacturing, and logistics channels. The Company continues to engage with current and potential customers and continues to experience strong demand for its smart home enterprise software solutions. The Company believes some customers may continue to delay purchases because their development programs may also be delayed as a result of COVID-19.

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

Acquisitions

In March 2022, the Company purchased all of the outstanding equity interests of SightPlan Holdings Inc. ("SightPlan") in an acquisition that meets the definition of a business combination, for which the acquisition method of accounting was used (see Note 13). The acquisition was recorded on the date that the Company obtained control over the acquired business. The consideration paid was determined on the acquisition date and the acquisition-related costs, such as professional fees, were excluded from the consideration transferred and were recorded as expense in the period incurred. Assets acquired and liabilities assumed by the Company were recorded at their estimated fair values, while goodwill was measured as the excess of the consideration paid over the fair value of the net identifiable assets acquired and liabilities assumed.

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and hosted services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for doubtful accounts on the Consolidated Balance Sheets. The allowance for doubtful accounts totaled $357 as of March 31, 2022, and December 31, 2021. The provision for doubtful accounts is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss and totaled $15 for the three months ended March 31, 2021. There was no provision recorded for the three months ended March 31, 2022. There were no write-offs of accounts receivable deemed uncollectable for the three months ended March 31, 2022 and 2021. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for doubtful accounts based on a combination of factors, which include the nature of relationship and the prior experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Consolidated Balance Sheet date. The significant customers of the Company are also limited partners of an investor in the Company with approximately 20% and 22% ownership as of March 31, 2022 and December 31, 2021 respectively. The investor does not exert control or influence on these limited partners and, as such these limited partners do not meet the definition of related parties of the Company. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of		For the three months ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Customer A	33%	*	22%	36%
Customer B	*	*	*	11%
Customer C	*	15%	*	*
Customer D	16%	*	18%	*

* Total less than 10% for the respective period

Goodwill

Goodwill represents the excess of cost over net assets of the business combinations that were completed during the three months ended March 31, 2022, and year ended December 31, 2021 (see Note 13). The Company tests

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

for potential impairment of goodwill on an annual basis in November to determine if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. Qualitative factors are considered first to determine if performing a quantitative test is necessary. No goodwill impairment was recorded as of March 31, 2022.

Intangible Assets

The Company recorded intangible assets with finite lives, including customer relationships and developed technology, as a result of the iQuue and SightPlan acquisitions. Intangible assets are amortized on a straight-line basis based on their estimated useful lives. The estimated useful life of these intangible assets are as follows.

Estimated useful life (in years)
Trade name	5
Customer relationships	10 - 13
Developed technology	1 - 7

Warranty Allowance

The Company provides its customers with limited service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended March 31, 2022 and 2021, warranty expense included in cost of hardware revenue was $284 and $308, respectively. As of March 31, 2022, and December 31, 2021, the Company’s warranty allowance was $4,595 and $6,106, respectively.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. During the year ended December 31, 2021, the Company identified additional deficient batteries, and while the number of deficient batteries is less than one percent of the total number of all batteries deployed, the Company has elected to replace such batteries from previously deployed hardware devices. As of March 31, 2022, and December 31, 2021, $3,221 and $3,166, respectively, is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

Convertible Preferred Stock

The Company assessed the provisions of Legacy SmartRent’s convertible preferred stock including redemption rights, dividends and voting rights to determine the appropriate classification. The Company determined that Legacy SmartRent’s shares of convertible preferred stock are appropriately classified as mezzanine equity because they were contingently redeemable into cash upon the occurrence of an event not solely within Legacy SmartRent’s control. When it is probable that a convertible preferred share will become redeemable, adjustments are recorded to adjust the carrying values. No such adjustments have been recorded during the three months ended March 31, 2022 or year ended December 31, 2021. As a result of the Business Combination, each share of Legacy SmartRent convertible preferred stock and common stock was converted into the right to receive approximately 4.8846 shares of the Company’s Common Stock. Refer to Note 7, Convertible Preferred Stock and Equity.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2022 or year ended December 31, 2021, respectively. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

The Company may enter into contracts that contain multiple distinct performance obligations. The transaction price for a typical arrangement includes the price for: smart home hardware devices, which devices currently consist of door-locks, thermostats, sensors and light switches; a hub device, represented by either the Alloy Fusion or the Alloy SmartHub; professional services; and, a subscription for use of our proprietary software. The Company considers delivery for each of the hardware, professional services and the combination of the hardware Alloy SmartHub device with proprietary software (the “hosted services”) to be separate performance obligations. The hardware Alloy SmartHub device and the software subscription are not sold separately. The hardware performance obligation includes the delivery of smart home hardware devices and the Alloy Fusion device, which provides features that function independently without subscription to the Company’s proprietary software. The professional services performance obligation includes the services to install the hardware. The hosted services performance obligation provides a subscription that allows the customer access to software during the contracted-use term when the promised service is transferred to the customer. Contracts containing the Alloy SmartHub device, which only functions with the subscription to the Company’s proprietary software and related hosting services, are considered a single performance obligation. The Company partners with several manufacturers to offer a range of compatible hardware products for its customers. The Company maintains control of the hardware purchased from manufacturers prior to it being transferred to the customer. The Company has discretion in establishing the price the customer will pay for the good or service. Consequently, the Company is primarily responsible for fulfilling the promise to provide the product and the Company is considered the principal in these arrangements.

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

The Company also sells the Alloy SmartHub hardware hub device. The Alloy SmartHub device functions only with the subscription to the Company’s proprietary software applications and related hosting services and is sold only on an integrated basis with the subscription to the software. The Company considers the Alloy SmartHub device and hosting services subscription a single performance obligation and therefore defers the recognition of revenue for the hub devices. The Alloy Fusion device operates together with the proprietary software, but also provides features with stand-alone functionality without subscription to the Company’s proprietary software, and the performance obligation for hardware revenue is considered satisfied and revenue is recorded at the point in time when the Alloy Fusion hub is shipped to the customer. When a hub device is included in a contract that does not require a long-term service commitment, the customer obtains a material right to renew the service because purchasing a new device is not required upon renewal. If a contract contains a material right, proceeds are allocated to the material right and recognized over the period of benefit, which is generally four years.

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

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $74 and $156 of advertising expenses for the quarters ended March 31, 2022, and 2021, respectively.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $7,990 and $8,629 of assets outside the United States at March 31, 2022, and December 31, 2021, respectively.

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

Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740)”, which simplifies the accounting for income taxes, primarily by eliminating certain exceptions found in the Accounting Standards Codification, section 740. This standard is effective for fiscal periods beginning after December 15, 2021. We adopted ASU No. 2019-12 effective January 1, 2022, which did not have a material impact on the Company’s consolidated financial statements.

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of March 31, 2022			As of December 31, 2021
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$278,003	$-	$278,003	430,841	$-	$430,841
Restricted cash	Level 1	8,373	-	8,373	1,763	-	1,763
Total		$286,376	$-	$286,376	$432,604	$-	$432,604

		As of March 31, 2022		As of December 31, 2021
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	5,230	5,230	5,230	5,230
Total liabilities		$5,230	$5,230	$5,230	$5,230

Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the three months ended March 31, 2022 and year ended December 31, 2021 are as follows.

	As of
	March 31, 2022	December 31, 2021
Balance at beginning of period	$5,230	$-
Fair value of acquisition earnout payment	-	5,230
Balance at end of period	$5,230	$5,230

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of December 31, 2021. The inputs and assumptions were not significantly different from December 31, 2021, and as a result, the change in fair value was immaterial. Thus, no change to the fair value of the earnout payment was recorded as of March 31, 2022. See Note 13 for more information regarding the earnout payment.

	As of
	March 31, 2022	December 31, 2021
Discount Rate	4.62%	3.50%
Volatility	24.80%	24.80%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue.

	For the three months ended March 31,
	2022	2021
Revenue by geography
United States	$36,447	$18,749
International	912	411
Total revenue	$37,359	$19,160

	For the three months ended March 31,
	2022	2021
Revenue by type
Hardware	$22,114	$12,398
Professional services	6,909	3,601
Hosted services	8,336	3,161
Total revenue	$37,359	$19,160

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

	For the three months ended March 31,
	2022	2021
Deferred revenue balance as of January 1	$95,597	$53,501
Revenue recognized from balance of deferred revenue at the beginning of the period	(6,864)	(3,992)
Revenue deferred during the period	30,247	18,420
Revenue recognized from revenue originated and deferred during the period	(2,208)	(3,922)
Deferred revenue balance as of March 31	$116,772	$64,007

As of March 31, 2022, the Company expects to recognize 50% of its total deferred revenue within the next 12 months, 18% of its total deferred revenue between 13 and 36 months, 30% between 37 and 60 months and 2% is expected to be recognized beyond five years.

Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	March 31, 2022	December 31, 2021
Finished Goods	$42,259	$33,007
Raw Materials	-	201
Total inventory	$42,259	$33,208

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three months ended March 31, 2022, we recorded write-downs of $82, which is a component of cost of revenues on the Consolidated Statements of Operations. There were no write-downs recorded for the three months ended March 31, 2021.

Prepaid expenses and other current assets consisted of the following.

	March 31, 2022	December 31, 2021
Prepaid expenses	$12,580	$15,084
Other current assets	3,254	2,285
Total prepaid expenses and other current assets	$15,834	$17,369

Property and equipment, net consisted of the following.

	March 31, 2022	December 31, 2021
Computer hardware	$1,814	$1,768
Warehouse and other equipment	461	461
Leasehold improvements	459	284
Furniture and fixtures	162	161
Property and equipment, gross	2,896	2,674
Less: Accumulated depreciation	(990)	(800)
Total property and equipment, net	$1,906	$1,874

Depreciation and amortization expense on all property, plant and equipment was $190 and $80 during the three months ended March 31, 2022 and 2021, respectively.

Other long-term assets consisted of the following.

	March 31, 2022	December 31, 2021
Intangible assets, net	$29,871	$3,590
Operating lease - ROU asset, net	2,640	2,927
Restricted cash, long-term portion	495	495
Other long-term assets	5,532	3,790
Total other long-term assets	$38,538	$10,802

Intangible assets, net, which is included in Other long-term assets on the Consolidated Balance Sheets, consisted of the following.

	March 31, 2022	December 31, 2021
Customer relationships	$18,590	$3,290
Developed technology	10,600	300
Trade name	900
Less: Accumulated amortization	(219)	-
Total intangible assets, net	$29,871	$3,590

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Amortization expense on all intangible assets was $219 for the three months ended March 31, 2022. For the three months ended March 31, 2021 there was no amortization expense recorded as the assets were not acquired until December 2021. Accumulated amortization on all intangible assets was $219 as of March 31, 2022 There was no accumulated amortization as of December 31, 2021. Total future amortization for finite-lived assets is estimated as follows.

Amortization Expense
2022 - Remaining	$2,808
2023	3,433
2024	3,433
2025	3,433
2026	3,433
Thereafter	13,331
Total	$29,871

Accrued expenses and other current liabilities consisted of the following.

	March 31, 2022	December 31, 2021
Accrued acquisition consideration	$14,080	$2,665
Accrued expenses	6,976	4,559
Accrued compensation costs	4,632	6,588
Warranty allowance	4,595	6,106
Other	4,039	2,316
Total accrued expenses and other current liabilities	$34,322	$22,234

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of March 31, 2022. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Consolidated Balance Sheets. These costs totaled $665 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended March 31, 2022, the Company recorded $27 of amortization expense in connection with these costs, which is a component of Interest Expense on the Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus an applicable margin, subject to a floor of 0.00%. For ABR Loans, the interest rate is based upon the highest of the Prime Rate, Federal Funds Effective Rate plus an applicable margin, or 3.25%. As of March 31, 2022, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 0.10% and 0.50%, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of March 31, 2022, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of March 31, 2022 and December 31, 2021, there was no outstanding principal amount under the Senior Revolving Facility.

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

Prior to the Business Combination, Legacy SmartRent had shares of $0.00001 par value Series Seed, Series A, Series B, Series B-1, Series C, and Series C-1 preferred stock outstanding, all of which were convertible into shares of common stock of Legacy SmartRent on a 1:1 basis, subject to certain anti-dilution protections. Upon the closing of the Business Combination, the outstanding shares of preferred stock were converted into Common Stock of the Company based on the Exchange Ratio of approximately 4.8846.

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

During the three months ended March 31, 2021, Legacy SmartRent issued an additional 3,358 shares of Series C preferred stock through two tranches that closed in February and March 2021. The Series C preferred stock was issued in exchange for $35,000 gross cash proceeds. Expenses in connection with the issuance of the Series C preferred stock were $207, resulting in net cash proceeds of $34,793.

Warrants

In February 2021, Legacy SmartRent issued 750 warrants to purchase Legacy SmartRent’s common stock as consideration to certain customers. The warrants are exercisable upon issuance until their expiration in February 2031 or earlier upon redemption. The number of warrants issued to these customers is dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer. The fair value of the vested portion of the warrants has been recorded as additional paid in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, respectively. For the quarters ended March 31, 2022 and 2021 respectively, the Company recorded $2 and $22, as contra-revenue in the Consolidated Statement of Operations related to these warrants. As part of the Business Combination on August 24, 2021, these warrants converted to warrants to purchase 3,663 shares of Common Stock at $0.01 per share pursuant to the Exchange Ratio and remain outstanding.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

In April 2020, in connection with the closing of the second tranche of the Series C preferred stock, Legacy SmartRent issued a warrant to purchase common stock to an investor who participated in the second tranche closing. The warrant represents compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vests based on the number of installed units attained over a measurement period, which expires in April 2023. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder is entitled to purchase 384 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrants using the Black-Scholes-Merton model. The Company records the associated marketing expense over the service period as the units are installed with an offset to additional paid-in-capital. During the three months ended March 31, 2022 and 2021 respectively, the Company recognized $217 and $210 of sales and marketing expense related to these warrants. As part of the Business Combination on August 24, 2021, these warrants converted to warrants to purchase 1,876 shares of Common Stock pursuant the Exchange Ratio. The remaining warrants fully vested during the three months ended March 31, 2022 (see Note 14).

In August 2019, in connection with the Credit Facility (Note 6), Legacy SmartRent issued warrants to purchase common stock of Legacy SmartRent to the lender. The warrants were exercisable upon issuance until their expiration in August 2029 or earlier upon redemption. The holder of the warrants, together with any successor or permitted assignee or transferee, was entitled to purchase 33 fully paid and non-assessable shares of the Legacy SmartRent’s common stock at $2.30 per share, subject to adjustment pursuant to the warrant. The fair value of the warrants has been recorded as additional paid in capital and a reduction to the carrying value of the Term Loan Facility. The resulting discount from outstanding principal balance of the Term Loan Facility was being amortized using the effective interest rate method over the periods to maturity. Amortization of this discount was recorded as interest expense. The warrants were exercised during the year ended December 31, 2021 as discussed above (Note 6).

In March 2019, Legacy SmartRent issued a warrant to purchase common stock to the purchaser of a $2,500 convertible note. The warrant represented compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vested based on the number of installed units attained over a measurement period, which expired in March 2021. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder was entitled to purchase up to 503 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrant using the Black-Scholes-Merton model. The Company recorded the associated marketing expense over the service period as the units were installed with an offset to additional paid-in-capital. These warrants were exercised by the holder in March 2021, which resulted in 503 shares of common stock being issued by Legacy SmartRent. During the three months ended March 31, 2022 and 2021, no sales and marketing expense related to these warrants is in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Company and converted to options to purchase Common Stock and RSUs for Common Stock using the Exchange Ratio.

Summaries of the Company’s 2018 Stock Plan activity for the three months ended March 31, 2022 is presented below.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2021	10,457	$0.51	7.96	$-
Granted	175	$9.58
Exercised	(131)	$0.47
Cancelled and forfeited	(326)	$0.47
March 31, 2022	10,175	$0.66	7.75	$-
Vested options as of March 31, 2022	8,022	$0.49	7.53	$-

Amendment to the 2018 Stock Plan

In April 2021, the board of directors of Legacy SmartRent executed a unanimous written consent to provide an additional incentive to certain employees of Legacy SmartRent by amending the 2018 Stock Plan to allow for the issuance of RSUs and granted a total of 1,533 RSUs to certain employees which vest over four years. The estimated fair value for each RSU issued was approximately $21.55 per share and the total stock-based compensation expense to be amortized over the vesting period is $33,033. As part of the Business Combination on August 24, 2021 these RSUs were assumed by the Company and converted to 7,489 RSUs at a per share fair value of $4.41 pursuant to the Exchange Ratio and remain outstanding as of March 31, 2022. During the year ended December 31, 2021, $843 of stock compensation expense was recorded for these awards. The outstanding RSUs also contain a liquidity event vesting condition which was satisfied upon closing of the Business Combination. Accordingly, the Company recognized an additional one-time stock-based compensation expense of $2,827 in August 2021 as a retroactive catch-up of cumulative stock-based compensation expense for such awards from their original grant dates.

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

The 2021 Plan authorizes the compensation committee to provide incentive compensation in the form of stock options, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2021 Plan, the Company is authorized to issue up to 15,500 shares of stock. As part of the Business Combination on August 24, 2021, the RSUs granted in the 2018 Stock Plan were assumed by the Company and converted to 7,489 restricted stock units pursuant to the Exchange Ratio and remain outstanding. In August 2021, 354 RSUs were granted to certain executives and the board of directors at a fair value of $12.10. Non-employee board member RSUs will vest either over one year or three years. The RSUs granted to employees are generally subject to a four-year vesting schedule and all vesting shall be subject to the recipient’s continued employment with the Company or its subsidiaries through the applicable vesting dates. In November 2021, the Company granted 72 RSUs to certain executives pursuant to the 2021 Equity Incentive Plan. These RSUs had a fair value of $12.10 at the time of the grant and will vest over four years. During the period ending March 31, 2022, the Company granted 1,510 RSUs to certain employees pursuant to the 2021 Equity Incentive Plan. These RSUs had a fair value of $7.54 at the time of the grant and will vest over four years. No right to any Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the three months ended March 31, 2022, stock-based compensation expense of $3,123 was recognized in connection with the vesting of all RSUs. See footnote 14 for additional information in connection with the 2021

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Equity Incentive Plan. No stock-based compensation expense related the RSUs was recognized during the three months ended March 31, 2021.

The following table summarizes activity related to the RSUs:

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2021	7,671	$4.98
Granted	1,510	$7.54
Cancelled	(136)	$4.82
March 31, 2022	9,045	$5.29

Employee Stock Purchase Plan

The Company has the ability to initially issue up to 2,000 shares of Common Stock under the Employee Stock Purchase Plan ("ESPP"), subject to annual increases effective as of January 1, 2022 and each subsequent January 1 through and including January 1, 2030 in an amount equal to the smallest of (i) 1% of the number of shares of the Common Stock outstanding as of the immediately preceding December 31, (ii) 2,000 shares or (iii) such amount, if any, as the Board may determine. During the three months ending March 31, 2022, stock-based compensation expense of $86 was recognized in connection with the ESPP. No expense related to the ESPP was recognized during the three months ended March 31, 2021.

Stock-Based Compensation

The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes-Merton option pricing model with the following weighted-average assumptions for the three months ended March 31, 2022.

March 31, 2022
Risk free interest	1.47%
Dividend yield	0.00%
Expected volatility	58.80%
Expected life (years)	6.08

Expected life – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method.

Risk-Free Interest Rate – The risk-free rate is based on the US Treasury zero coupon issuances in effect at the time of the grant for periods corresponding with the expected term of the option.

Expected Volatility – The expected volatility is based on the average of the implied volatility of publicly traded options for our common stock and the historical volatility of the Company's Common Stock.

Dividend Yield – The Company has never paid dividends on its common stock and has no plans to declare any dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The Company recorded stock-based compensation expense as follows.

	For the three months ended March 31,
	2022	2021
Research and development	$881	$55
Sales and marketing	539	16
General and administrative	2,103	356
Total	$3,523	$427

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

During the three months ended March 31, 2022, stock-based compensation expense of $199 was recognized for 844 shares granted in connection with the Zenith Highpoint Inc. ("Zenith") acquisition and are recorded as a component of general and administrative expense. During the three months ended March 31, 2021, $200 of stock-based compensation expense related to these shares was recognized and are recorded as a component of general and administrative expense. As part of the Business Combination on August 24, 2021, these 844 shares converted into 4,123 shares pursuant to the Exchange Ratio.

During the three months ended March 31, 2022, stock-based compensation expense of $115 was recognized in connection with the vesting of outstanding options. During the three months ended March 31, 2021, stock-based compensation expense of $227 was recognized in connection with the vesting of outstanding options.

NOTE 9. INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was 17.05% for the three months ended March 31, 2022 and (0.49%) for the three months ended March 31, 2021. The Company’s ETR during the three months ended March 31, 2022 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

The Company recorded net deferred tax liabilities in the quarter ended March 31, 2022, due to the acquisition of SightPlan. Those net deferred tax liabilities provide a source of taxable income to offset future tax deductions from deferred tax assets, and as a result, management reduced the valuation allowance by $4.8 million during the quarter.

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the three months ended March 31,
	2022	2021
Convertible preferred stock	-	121,226
Common stock options and restricted stock units	19,218	11,016
Common stock warrants	3,664	161
Shares subject to repurchase	1,374	2,750
Total	24,256	135,153

NOTE 11. RELATED-PARTY TRANSACTIONS

During the quarters ended March 31, 2022 and 2021, the Company incurred marketing expense of $217 and $210, respectively, in connection with the vesting of warrants held by an investor.

The Company incurred consulting expense of $20 included in research and development expenses for the three months ended March 31, 2022 related to services provided by companies in which one of the Company's executives have control or significant influence. During the three months ended March 31, 2021, the Company incurred consulting expenses from these companies of $15.

On March 22, 2022, the Company purchased all of the outstanding equity interests of SightPlan (see Note 13). One of our directors, through a personal investment vehicle, held an unsecured convertible promissory note in SightPlan (the “SightPlan Convertible Note”). As consideration for the conversion and cancellation of the SightPlan Convertible Note, the director received $458 at the closing of the SightPlan acquisition. The director did not participate in any negotiations, recused himself from all board discussions related to the SightPlan acquisition, and did not vote on the matter.

Entities affiliated with RET, which currently hold more than 5% of the outstanding shares of the Company's Common Stock, held more than 17% of the fully diluted shares outstanding of SightPlan (the “RET SightPlan Holdings”). As consideration for the RET SightPlan Holdings, entities affiliated with RET received $22,271 at the closing of the SightPlan acquisition. None of the Company's executive officers or directors hold any economic interest in RET and RET does not have a designee on the Company's board of directors. Further, RET did not

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

assist the Company with any negotiations or participate in the Company's board discussions related to the SightPlan acquisition.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

The Company entered into an agreement with a supplier in April 2020, as further amended in March 2021, to purchase minimum volumes of certain products through August 2022. Due to significant failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara. As of the date of this filing, the supplier has not yet filed a response to the complaint. The Company does not believe it has any further commitment to the supplier.

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. The Company had no such accruals as of March 31, 2022 or December 31, 2021.

NOTE 13. ACQUISITIONS

iQuue Acquisition

On December 31, 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC. iQuue was founded in 2015 and is headquartered in Altamonte Springs, Florida. iQuue is a software-as-a-service ("SaaS") company providing a smart home and smart building technology platform for property owners, managers, and residents in the multifamily industry. Backed by Samsung SmartThings, the iQuue technology platform is capable of integrating with any smart device. iQuue offerings include access control, door code management, managed WiFi, and professional installation.

The Company accounted for the iQuue acquisition as a business combination. The preliminary purchase price consisted of $7,213 of cash and restricted cash, estimated fair market value of $5,230 in contingent consideration relating to three earnout payments tied to the attainment of installed unit targets during the period of December 31, 2021 to June 30, 2025, and a Net Working Capital Adjustment of $508 to be paid out 91 days after the acquisition date. On the acquisition date, the Company paid cash of $6,192, and placed $1,021 in escrow accounts. As of March 31, 2022, the current escrow deposits are classified as “Restricted cash, current portion” in the Consolidated Balance Sheets. The Company determines current or non-current classification based on the expected duration of the restriction. The maximum value of the earnout payments is $6,375. To the extent these are earned, they will be payable in cash on, or promptly after, the earnout period dates of December 31, 2022, December 31, 2023, and June 30, 2025. The $5,230 fair value of the earnout payments is determined using the Monte Carlo simulation model based on installed unit projections during the period of December 31, 2021 through June 30, 2025, implied revenue volatility, a risk-adjusted discount rate, and a credit spread. Each reporting period, the Company is required to remeasure the fair value of the earnout liability as assumptions change and such adjustments will be recorded as a gain or loss in other income (expense), net within the Consolidated Statement of Operations and Comprehensive Loss. The fair value of the earnout liability falls within Level 3 of the fair value hierarchy as a result of the unobservable inputs used for the measurement. The Company determined there was no change to the fair value of the earnout during the period ending March 31, 2022 and therefore, no gain or loss was recorded.

As part of the business combination, the Company agreed to pay up to approximately $742 to the former shareholders of iQuue over the next three years, subject to the shareholders’ continued employment at the Company. As this payment is contingent upon the continuous service of the key employees, it is accounted for as

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

post-combination compensation expense and is being recognized ratably over the service period of three years. The Company deposited $742 cash in escrow on the acquisition date for this obligation. The current portion of the escrow deposit is classified as “Restricted cash, current portion” and the non-current portion is classified as a component of "Other long-term assets" on the Consolidated Balance Sheets. During the three months ended March 31, 2022, the Company recognized $62 of compensation expense in connection with this bonus.

The fair value and allocation of the business combination are preliminary, are based upon management’s best estimates and assumptions, and are subject to future revision. The Company will finalize these amounts no later than one year from the acquisition date, once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the preliminary amounts disclosed above which may impact the reported results in the period those adjustments are identified.

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

The Company recognized approximately $234 of acquisition related costs that were expensed during the three months ended March 31, 2022 and are included in general and administrative expenses.

The fair value of the assets acquired includes accounts receivable of $721. The gross amount due under contracts for accounts receivable is $721, all of which is expected to be collected. The Company did not acquire any other class of receivable as a result of the acquisition of iQuue.

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on the fair market value of such assets and liabilities at the date of acquisition. Intangible assets associated with the acquisition totaled $3,590 and primarily related to customer relationships. The excess purchase price over the fair value of net assets acquired was recognized as goodwill and totaled $8,504. The goodwill is attributable primarily to the workforce of the acquired business and expected synergies with the Company’s existing operations and is deductible over 15 years for income tax purposes.

The Company recorded intangible assets at their fair value, which consisted of the following.

	Estimated useful life (in years)	December 31, 2021
Customer relationships	13	$3,290
Developed technology	1	300
Total intangible assets		$3,590

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the three months ending March 31, 2022, the Company recorded amortization expense of $141 related to intangible assets. There was no such amortization expense recorded for the year ended December 31, 2021 as the acquisition occurred on December 31, 2021. These intangible assets are deductible over 15 years for income tax purposes.

The Company’s Consolidated Balance Sheet as of March 31, 2022, and other financial statements presented herein for the three months ended March 31, 2022 and 2021 include the results of operations of iQuue since the acquisition date. Pro forma disclosures have not been provided since the acquisition did not have, and is not expected to have, a material impact on the Company’s results of operations.

SightPlan Acquisition

On March 22, 2022, the Company purchased all of the outstanding equity interests of SightPlan for approximately $135,000. SightPlan was founded in 2013 and is headquartered in Orlando, Florida. SightPlan is a SaaS company that provides a real estate operating platform offering automated answering, resident engagement, field service and maintenance management, inspections management, and due diligence and audit management services to real estate owners and managers.

The Company accounted for the SightPlan acquisition as a business combination. The preliminary purchase price consisted of $131,781 of cash and restricted cash and a post-closing downward adjustment of $(127). On the acquisition date, the Company paid cash consideration of $130,931 and placed $850 in escrow accounts legally owned by the Company. As of March 31, 2022, $11,428 of the cash consideration paid has yet to be transferred to former SightPlan shareholders and is classified in the Company’s cash and cash equivalents and other current liabilities on the Consolidated Balance Sheets. As of March 31, 2022, the current escrow deposits are classified as restricted cash, current portion and other current liabilities on the Consolidated Balance Sheets. The Company determines current or non-current classification based on the expected duration of the restriction.

As part of the business combination, the Company agreed to pay up to approximately $5,760 to the former employees of SightPlan on the one-year anniversary of the acquisition date, subject to continued employment at the Company. As this payment is contingent upon the continuous service of the employees, it is accounted for as post-combination expense and will be recognized ratably over the service period of one year. During the three months ended March 31, 2022, the Company recorded $142 to general and administrative expenses on the Statements of Operations and Comprehensive Loss and to other current liabilities on the Consolidated Balance Sheets in connection with this contingent consideration. The Company deposited $5,760 cash in escrow on the acquisition date for this obligation. The escrow deposit is classified as restricted cash, current portion.

The fair value and allocation of the business combination are preliminary, are based upon management’s best estimates and assumptions, and are subject to future revision. The Company will finalize these amounts no later than one year from the acquisition date, once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the preliminary amounts disclosed above which may impact the reported results in the period those adjustments are identified.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The total purchase consideration and the fair values of the acquired assets and liabilities at the acquisition date were as follows.

Consideration
Cash paid at acquisition		$130,931
Cash consideration held in escrow		850
Net working capital adjustment		(127)
Fair value of total consideration transferred		131,654

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$1,978
Accounts receivable	1,284
Intangible assets	26,500
Other assets	724
Total identifiable net assets acquired	30,486
Accounts payable	6
Deferred revenue	885
Accrued expenses and other liabilities	735
Deferred tax liability (Note 9)	5,390
Other long-term liabilities	256
Total liabilities assumed	7,272

Total identifiable assets		23,214

Goodwill		$108,440

The following table reconciles the elements of the acquisition to the Consolidated Statement of Cash Flows.

Cash paid at acquisition	$130,931
Cash acquired	(1,978)
Acquisition consideration owed to shareholders	(11,418)
Payment of acquisition consideration, net of cash acquired	$117,535

The Company recognized approximately $523 of acquisition related costs that were expensed during the three months ended March 31, 2022 and are included in general and administrative expenses.

The fair value of the assets acquired includes accounts receivable of $1,284. The gross amount due under contracts for accounts receivable is $1,284, substantially all of which is expected to be collected. The Company did not acquire any other class of receivable as a result of the acquisition of SightPlan.

In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Upon the adoption of this update, contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination will be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers as if the acquirer had originated the contracts, which would generally result in an acquirer recognizing and measuring acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The Company adopted ASU 2021-08 on October 1, 2021, prior to the acquisition of SightPlan. Therefore, SightPlan’s historical deferred revenue balance as of March 22, 2022 has been included in the purchase price allocation in accordance with ASU 2021-08.

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on the fair market value of such assets and liabilities at the date of acquisition. Intangible assets associated with the acquisition totaled $26,500 and primarily related to customer relationships and developed technology. The excess purchase price over the fair value of net assets acquired was recognized as goodwill and totaled $108,440. The goodwill is attributable primarily to the workforce of the acquired business and expected synergies with the Company’s existing operations and is not deductible for income tax purposes.

The Company recorded intangible assets at their fair value, which consisted of the following.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

	Estimated useful life (in years)	March 31, 2022
Trade Name	5	$900
Customer relationships	10	15,300
Developed technology	7	10,300
Total intangible assets		$26,500

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the trade name and the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the three months ending March 31, 2022, the Company recorded amortization expense of $78 related to intangible assets. There was no such amortization expense recorded in the year ended December 31, 2021 as the acquisition occurred on March 22, 2022. These intangible assets are deductible over 15 years for income tax purposes.

Pro Forma Operating Results

The Company’s Consolidated Balance Sheet as of March 31, 2022, and other financial statements presented herein for the three months ended March 31, 2022 and 2021 include the results of operations of SightPlan since the acquisition date. The following unaudited pro forma information presents consolidated financial information as if the SightPlan acquisition had occurred on January 1, 2021. Pro forma disclosures for net loss have not been provided as the acquisition did not have, and is not expected to have, a material impact on the consolidated results through the year of acquisition. Pro forma operating results were prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2021 or of the results that may occur in the future.

	For the three months ended
	March 31, 2022	March 31, 2021
Revenues	$39,711	$21,023

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after March 31, 2022 and through May 11, 2022, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In April 2022, the Company announced the appointment of Hiroshi Okamoto as the Company’s Chief Financial Officer effective May 9, 2022.

In May 2022, the Company announced the appointment of Robyn Young as the Company’s Chief Marketing Officer effective May 9, 2022.

In May 2022, the Company awarded $800 of Restricted Stock Units, which will vest over four years, to certain executives pursuant to the 2021 Equity Incentive Plan.

In May 2022, an investor exercised its warrant to purchase 937 shares of Common Stock (see Note 7).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included herein and the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the SEC on March 25, 2022.

This discussion also contains forward-looking statements based upon current expectations that involve risks and uncertainties. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “us,” “the Company” and “SmartRent” generally refer to SmartRent Technologies, Inc., Legacy SmartRent, and its consolidated subsidiaries prior to the Business Combination.

Overview

SmartRent is an enterprise technology company that provides a comprehensive real estate platform designed for property owners, managers and residents. Our suite of products and services, which includes both smart building hardware and cloud-based SaaS solutions, provides seamless visibility and control over real estate assets. Our comprehensive platform lowers operating costs, increases revenues, mitigates operational friction and protects assets for owners and operators, while providing a differentiated, elevated living experience for residents. Through our central connected device, called SmartHub, we integrate our proprietary enterprise software with third-party smart devices and other technology interfaces through an open-architecture, brand-agnostic approach, which allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our products and solutions include smart apartments and homes, access control for buildings, common areas, and rental units, asset protection and monitoring, parking management, self-guided tours, and community and resident Wi-Fi. We also have a professional services team operating across the United States through which we provide customers with installation, training, and support services. Our recent SightPlan acquisition advances our product roadmap and augments the cloud-based SaaS solutions for current and prospective customers.

We believe SmartRent is the category leader in the enterprise smart home solutions industry. As of March 31, 2022, our customers owned an aggregate of approximately 5.1 million units, representing approximately 12% of the U.S. market for institutionally owned multifamily rental units and single-family rental homes, and included 15 of the top 20 multifamily residential owners in the United States. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the United States.

We estimate that the U.S. market for residential real estate consists of approximately 44 million institutionally owned multifamily rental units and single-family rental homes as of March 31, 2022. While several of the top multifamily residential owners are current SmartRent customers, we believe that we have only begun to take advantage of the full market opportunity in residential and commercial real estate sectors and in domestic and international markets. For example, we recently adapted our software and applications to target new opportunities in other residential real estate sectors, including student housing, senior housing, and new construction homes. In addition, we believe there is significant potential for growth beyond residential real estate to other commercial real estate asset classes, including, among others, office, hotel, retail, industrial, and self-storage. Furthermore, we believe there is an attractive opportunity to expand our smart home solutions into other markets globally and have started pilot programs and/or developed partner relationships in the United Kingdom, Canada, the Netherlands, and Ireland.

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

The Business Combination

On August 24, 2021, we consummated the Business Combination contemplated by the Merger Agreement. Upon the closing of the Business Combination, Merger Sub merged with and into Legacy SmartRent, with Legacy SmartRent continuing as the surviving company and changing its name to “SmartRent Technologies, Inc.” In connection with the consummation of the Business Combination, we changed our name from “Fifth Wall Acquisition Corp. I” to “SmartRent, Inc.” and changed our trading symbol and exchange listing from “FWAA” on Nasdaq to “SMRT” on the NYSE.

Immediately prior to the effective time of the Business Combination, each share of Legacy SmartRent’s preferred stock converted into one share of Legacy SmartRent's common stock. As a result of and upon the closing of the Business Combination, (i) each share of common stock of Legacy SmartRent was canceled and converted into the right to receive the applicable portion of the merger consideration comprised of shares of FWAA’s Class A Common Stock, par value $0.0001 ("Class A Common Stock") as determined pursuant to the Exchange Ratio (as defined in the Merger Agreement), (ii) each share of FWAA’s Class B common stock, was canceled and converted into Class A Common Stock, and (iii) each restricted stock unit, outstanding option and warrant to purchase Legacy SmartRent's common stock (whether vested or unvested) was assumed by FWAA and converted into comparable restricted stock units, options or warrants that are exercisable for shares of Class A Common Stock, with a value determined in accordance with the Exchange Ratio.

The Business Combination is accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the guidance in FASB ASC 805, “Business Combinations,” FWAA is treated as the “acquired” company for financial reporting purposes. SmartRent Technologies, Inc. is deemed the accounting predecessor of the combined business and the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The Business Combination had a significant impact on our reported financial condition and results of operations as a consequence of the reverse capitalization. The most significant change in our reported financial condition and results of operations was a net increase in cash (as compared to our Consolidated Balance Sheet at June 30, 2021) of approximately $444.6 million, which includes approximately $155.0 million in proceeds from the PIPE Investment (described below), offset by additional transaction costs for the Business Combination. Transaction costs incurred in connection with the Business Combination are approximately $56.0 million, including $12.1 million which represents deferred underwriter fees from the FWAA IPO.

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

Impact of COVID-19

The extensive impact of the COVID-19 pandemic has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the spread of COVID-19, a number of countries, states, and other jurisdictions have imposed, and may impose in the future, various measures, including voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings, reduced operations and extended business closures.

While the broader and long-term implications of the COVID-19 pandemic on our workforce, operations and supply chain, customer demand, results of operations and overall financial performance remain uncertain, we believe that we will continue to experience COVID-related disruptions to our business through 2022. For example, we have experienced production delays on our sourcing, manufacturing, and logistics channels, including SmartHub production delays as a result of a global shortage of Z-wave chips. Additionally, although we continue to see strong demand for our products, we have experienced purchasing delays from current and prospective customers where COVID-19 and related supply chain delays on their projects have pushed a portion of the transactions we expected to be completed in early 2022 to later in the year.

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

The acquisition of SightPlan enhances our overall platform offering and customer value proposition by providing a comprehensive one-stop platform that broadens our support of property operations, enhancing the experience for residents, property owners and managers. Both SmartRent and SightPlan offer an open-API architecture that enables a myriad of third-party partner integrations, resulting in a multi-functional platform that enhances property management workflow efficiencies, empowers teams to get more done, elevates resident interactions, and improves resident living experiences.

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

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of SmartHubs that have been installed (including customer self-installations) as of a stated measurement date. We define New Units Deployed as the aggregate number of SmartHubs that were installed (including customer self-installations) during a stated measurement period. We use these operating metrics to assess the general health and trajectory of our business and growth. We had 51,196, and 32,486 New Units Deployed during the quarters ended March 31, 2022, and 2021, respectively. As of March 31, 2022, and March 31, 2021, we had an aggregate of 390,681 and 187,591 Units Deployed, respectively.

Committed Units

We define Committed Units as the aggregate number of SmartHub (i) units that are subject to binding orders from customers together with (ii) units that existing customers who are parties to a SmartRent master services agreement have informed us (on a non-binding basis) that they intend to order in the future for deployment within two years of the measurement date. We track the number of Committed Units to assess the general health and trajectory of our business and to assist in our longer-term resource analysis. As of March 31, 2022 and 2021, we had 760,591 and 604,478 Committed Units, respectively.

Units Booked

We define Units Booked as the aggregate number of SmartHub units associated with binding orders executed during a stated measurement period. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and accordingly are a subset of Committed Units. We had 91,482 and 45,536 Units Booked during the three months ended March 31, 2022, and 2021, respectively.

EBITDA and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest expense, income tax expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA before the following items: stock-based compensation expense, non-employee warrant expense, and non-recurring expenses in connection with acquisitions. Management uses EBITDA and Adjusted EBITDA to identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance, while neutralizing the impact of expenses included in our operating results which could otherwise mask underlying trends in our business. See “Non-GAAP Financial Measures” for additional information and reconciliation of these measures.

Annual Recurring Revenue

We define Annual Recurring Revenue (“ARR”) as the annualized value of our recurring SaaS services revenue earned. We monitor our ARR to assess the general health and trajectory of our hosted services business. Our ARR was approximately $16.3 million and $5.3 million during the quarters ended March 31, 2022, and 2021, respectively.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs directly associated with our research and development. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development. We account for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. Costs incurred and capitalized during the product development stage generally include the costs of software configuration, coding, installation and testing. Such costs primarily include payroll and payroll related expenses for employees directly involved in the product development. We expense preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. We begin amortizing capitalized costs when a project is ready for its intended use, and we periodically reassess the estimated useful life of a project considering the effects of obsolescence, technology, competition and other economic factors which may result in a shorter remaining life. We expect our research and development costs to increase in absolute dollars as we increase our investment in product development to broaden the capabilities of our solutions and introduce new products and features.

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

Provision for Income Taxes

The income tax benefit on the Consolidated Statement of Operations is primarily related to the valuation allowance release due to deferred tax liabilities from the SightPlan acquisition. We have established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized in future periods if we report taxable income. We believe that we have established an adequate allowance for our uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The results of operations presented below should be reviewed together with the consolidated financial statements and notes included elsewhere in this Report. The following table summarizes our historical consolidated results of operations data for the periods presented. The period-to-period comparison of operating results is not necessarily indicative of results for future periods. All dollars are in thousands unless otherwise stated.

	Three months ended March 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Revenue
Hardware	$22,114	$12,398	$9,716	78%
Professional services	6,909	3,601	3,308	92%
Hosted services	8,336	3,161	5,175	164%
Total revenue	37,359	19,160	18,199	95%

Cost of revenue
Hardware	21,858	12,143	9,715	80%
Professional services	15,167	5,460	9,707	178%
Hosted services	5,078	1,971	3,107	158%
Total cost of revenue	42,103	19,574	22,529	115%

Operating expense
Research and development	6,446	3,093	3,353	108%
Sales and marketing	5,162	1,754	3,408	194%
General and administrative	11,951	3,957	7,994	202%
Total operating expenses	23,559	8,804	14,755	168%

Loss from operations	(28,303)	(9,218)	(19,085)	207%

Other Expense
Interest expense	(12)	(82)	70	(85)%
Other income, net	114	79	35	44%
Loss before income taxes	(28,201)	(9,221)	(18,980)	206%

Provision for income taxes	(4,807)	46	(4,853)	(10550)%
Net Loss	$(23,394)	$(9,267)	$(14,127)	152%

Comparison of the three months ended March 31, 2022 and 2021

Revenue

	Three months ended March 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Revenue
Hardware	$22,114	$12,398	$9,716	78%
Professional services	6,909	3,601	3,308	92%
Hosted services	8,336	3,161	5,175	164%
Total revenue	$37,359	$19,160	$18,199	95%

Total revenue increased by $18.2 million, or 95%, to $37.4 million for the three months ended March 31, 2022, from $19.2 million for the three months ended March 31, 2021. The increase in revenue resulted primarily from an increase in New Units Deployed during 2022 compared to 2021 and from the increased number of cumulative active subscriptions for our hosted services during 2022 compared to 2021.

Our revenue is primarily driven by New Units Deployed and the aggregate number of Units Deployed. We had 51,196 New Units Deployed during the three months ended March 31, 2022, compared to 32,486 New Units Deployed during the same period in 2021, an increase of 18,710 New Units Deployed, or 58%. The aggregate number of Units Deployed was 390,681 at March 31, 2022, compared to 187,591 at March 31, 2021.

Hardware revenue increased by $9.7 million, or 78%, to $22.1 million for the three months ended March 31, 2022, from $12.4 million for the three months ended March 31, 2021, primarily attributable to an increase in hardware sales volumes of $9.8 million resulting from the increase in units shipped. Average revenue per unit (“ARPU”) increased 5% to $415.33 for the 2022 period from $397.16 for the 2021 period.

Professional services revenue increased by $3.3 million, or 92%, to $6.9 million for the three months ended March 31, 2022, from $3.6 million for the three months ended March 31, 2021. The increases were primarily attributable to an increase in New Units Deployed.

Hosted services revenue increased by $5.2 million, or 164%, to $8.3 million for the three months ended March 31, 2022, from $3.2 million for the three months ended March 31, 2021. Of the $8.3 million revenue in 2022, $4.3 million is related to hub amortization and $4.1 million is related to SaaS revenue. Revenue increased from hub amortization and SaaS by $2.4 and $2.7 million, respectively, from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase from both components of hosted services revenue resulted primarily from the increased aggregate number of Units Deployed from 187,591 units at March 31, 2021 to 390,681 units at March 31, 2022. Approximately $0.5 million and $0.2 million of the increase in SaaS resulted from contributions from iQuue and SightPlan, respectively. We expect SaaS revenue to further increase as a result of the SightPlan acquisition beginning the three month period ending June 30, 2022.

We measure and evaluate Committed Units to assess the general health and trajectory of our business operations and growth. As of March 31, 2022 and March 31, 2021, SmartRent had 760,591 and 604,478 Committed Units, respectively. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and accordingly are a subset of Committed Units. We had 91,482 and 45,536 Units Booked during the quarters ended March 31, 2022 and 2021, respectively.

Cost of Revenue

	Three months ended March 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue
Hardware	$21,858	$12,143	$9,715	80%
Professional services	15,167	5,460	9,707	178%
Hosted services	5,078	1,971	3,107	158%
Total cost of revenue	$42,103	$19,574	$22,529	115%

Total cost of revenue increased by $22.5 million, or 115%, to $42.1 million for the three months ended March 31, 2022, from $19.6 million for the three months ended March 31, 2021. The increase in cost of revenue resulted primarily from an increase in the volume of sales and New Units Deployed of our smart home hardware devices, increased personnel-related costs, and the increased number of active subscriptions for our software service applications.

Hardware cost of revenue increased by $9.7 million, or 80%, to $21.9 million for the three months ended March 31, 2022, from $12.1 million for the three months ended March 31, 2021. This increase in hardware cost of revenue was primarily attributable to approximately $6.9 million resulting from greater sales volumes and an increase of approximately $1.2 million for indirect personnel-related costs for the three months ended March 31, 2022.

Professional services cost of revenue increased by $9.7 million, or 178%, to $15.2 million for the three months ended March 31, 2022, from $5.5 million for the three months ended March 31, 2021. The increase in professional services cost of revenue is primarily attributable to approximately $5.7 million resulting from increased sales volumes of our smart home devices leading to an increase in New Units Deployed and related services provided, including third-party direct labor costs. Direct personnel-related costs, and related travel costs, increased by $3.6 million as we increased our professional services staff to increase our capacity to deploy units in anticipation of increased sales volumes.

Hosted services cost of revenue increased by $3.1 million, or 158%, to $5.1 million for the three months ended March 31, 2022, from $2.0 million for the three months ended March 31, 2021, resulting from the increase in the aggregate number of Units Deployed and the resulting increase in the number of active subscriptions for our software service applications.

Operating Expenses

	Three months ended March 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$6,446	$3,093	$3,353	108%
Sales and marketing	5,162	1,754	3,408	194%
General and administrative	11,951	3,957	7,994	202%

Research and development expenses increased by $3.4 million, or 108%, to $6.4 million for the three months ended March 31, 2022, from $3.1 million for the three months ended March 31, 2021, resulting primarily from approximately $2.0 million of personnel-related expenses, as we increased our research and development staff, and an increase in stock-based compensation of $0.8 million. We believe that our personnel-related expenses will continue to increase in future periods as we continue to develop new applications and enhance existing products and solutions including the expenses in connection with SightPlan's operations.

Sales and marketing expenses increased by $3.4 million, or 194%, to $5.2 million for the three months ended March 31, 2022, from $1.8 million for the three months ended March 31, 2021, resulting primarily from approximately $1.8 million of increased personnel-related expenses as we increased our sales and marketing staff, and an increase in stock-based compensation of $0.5 million. We believe that our personnel-related expenses will continue to increase in future periods as we continue to expand our sales and marketing efforts to increase sales with existing customers and initiate business with new customers, and we expect that our conference and trade show expenses and other sales and marketing expense will increase in future periods. The number of our customers increased by 129, or 80%, to 290 at March 31, 2022, from 161 at March 31, 2021. We had 91,482 and 45,536 Units Booked during the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, general and administrative expenses increased by $8.0 million, or 202%, to $12.0 million from $4.0 million for the three months ended March 31, 2021, resulting primarily from approximately $2.5 million in personnel-related expenses, stock-based compensation of $1.7 million, business insurance of $1.7 million, primarily related to Directors and Officers insurance, and third-party consultants of $1.4 million, of which $523 was related to the SightPlan acquisition. We expect our general and administrative expenses to increase in future periods as we incur expenses to support the anticipated growth of our business, and the significant accounting, legal, and compliance infrastructure required to operate as a public company.

For the three months ended March 31, 2022, our total operating expenses increased by $0.8 million, or 4%, to $23.6 million from $22.8 million for the three months ended December 31, 2021. The increase is primarily attributable to $0.6 million of non-recurring, third-party expenses directly attributable to our recent acquisitions of iQuue and SightPlan. We believe our total operating expenses will increase on a recurring basis beginning the three-month period ending June 30, 2022 by approximately $3.0 million as a result of the SightPlan acquisition. Additionally, we believe our total operating expenses will increase in future periods for the reasons set forth above, at a pace less than the pace of our revenue growth.

Other Expenses

	Three months ended March 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Interest expense	$(12)	$(82)	$70	(85)%
Other income, net	114	79	35	44%

Interest expense decreased by $70 or 85%, to $12 for the three months ended March 31, 2022, from $82 for the three months ended March 31, 2021. The decrease in net interest expense is primarily attributable to interest on the Term Loan which was recorded during the three months ended March 31, 2021. No interest expense was recorded for the three months ended March 31, 2022 in connection with the Term Loan as the Term loan was extinguished in November 2021.

Other income, net increased to $112, or 44% for the three months ended March 31, 2022, from $79 of other income, net for the three months ended March 31, 2021, primarily due to foreign currency adjustments.

Income Taxes

	Three months ended March 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Loss before income taxes	$(28,201)	$(9,221)	$(18,980)	206%
Provision for income taxes	(4,807)	46	(4,853)	(10550)%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets at March 31, 2022, and March 31, 2021. As of March 31, 2022, we had $158.7 million of U.S. federal and $170.3 million of state gross net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire on varying dates for state tax purposes. The income tax benefit is related to the valuation allowance release due to deferred tax liabilities from the SightPlan acquisition.

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

We define Adjusted EBITDA as EBITDA reduced by stock-based compensation expense, non-employee warrant expense, and non-recurring expenses in connection with acquisitions.

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

	Three months ended March 31,
(amounts in thousands)	2022	2021
Net loss	$(23,394)	$(9,267)
Interest expense, net	12	82
Provision for income taxes	(4,807)	46
Depreciation and amortization	409	80
EBITDA	(27,780)	(9,059)
Stock-based compensation	3,523	427
Non-employee warrant expense	217	232
Compensation expense in connection with acquisitions	279	-
Other non-recurring acquisition expenses	620	-
Adjusted EBITDA	$(23,141)	$(8,400)

Liquidity and Capital Resources

Sources of Liquidity

Debt Issuances

As of March 31, 2022, we had cash and cash equivalents of $278.0 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds we received through the private issuance of our convertible SmartRent preferred stock, the net proceeds received as a result of the Business Combination, payments collected from sales to our customers, and proceeds from a Revolving Facility (defined below), convertible notes and Term Loan Facility (defined below). The term of our Revolving Facility matured in August 2021, and we extended the maturity of the Revolving Facility through December 2021, at which time, we revised the Revolving Facility and entered into a $75.0 million senior secured revolving credit facility with a five-year term.

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

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $178.0 million as of March 31, 2022. We may require additional capital to continue our operations in future periods. We expect to incur expenses related to non-cancellable contractual obligations such as from our operating leases.

We believe that our current cash, cash equivalents, available borrowing capacity under the Senior Revolving Facility, and cash raised in the Business Combination will be sufficient to fund our operations for at least the next 12 months beyond the issuance date of this Report. Our future capital requirements, however, will depend on many factors, including our sales volume, the expansion of sales and marketing activities, and market adoption of our new and enhanced products and features. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition may be adversely affected.

Cash Flow Summary - Three Months Ended March 31, 2022 and 2021

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2022	2021
	(dollars in thousands)
Net cash provided by (used in)
Operating activities	$(28,787)	$(7,896)
Investing activities	(117,768)	(93)
Financing activities	480	34,381

Operating Activities

For the three months ended March 31, 2022, our operating activities used $28.8 million in cash resulting primarily from our net loss of $23.4 million and $5.4 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities primarily resulted from a $17.0 million increase in deferred revenue, a $5.4 million increase in accounts payable and a $3.8 million decrease in prepaid expenses and other assets. These changes were partially offset by a $15.8 million increase in accounts receivable, a $9.2 million increase in inventory, and a $5.7 million increase in deferred cost of revenue. Changes in non-cash expenses consisted primarily of a deferred tax benefit of $4.8 million resulting from a change in valuation allowance due to the SightPlan acquisition, partially offset by an increase in stock-based compensation of $3.5 million.

For the three months ended March 31, 2021, our operating activities used $7.9 million in cash resulting primarily from our net loss of $9.3 million, which was partially offset by $0.9 million of non-cash expenses consisting primarily of $0.2 million of non-cash compensation expense related to the Zenith acquisition, provision for warranty expenses of $0.2 million, and stock-based compensation of $0.2 million. For the three months ended March 31, 2021, $0.5 million was provided from changes in our operating assets and liabilities resulting primarily from an increase of $10.7 million in deferred revenue. This was partially offset by a $4.1 million increase in accounts receivable, a $2.8 million increase in deferred cost of revenue, a $2.8 million increase in prepaid expenses and other assets, and a $2.1 million decrease in accrued expenses and other liabilities.

Investing Activities

For the three months ended March 31, 2022, we used $117.8 million of cash for investing activities, resulting primarily due to $117.5 million used for the SightPlan acquisition, net of cash acquired.

For the three months ended March 31, 2021, we used $0.1 million of cash for investing activities, primarily related to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2022, our financing activities provided $0.5 million of cash consisting primarily of payments received for ESPP purchases.

For the three months ended March 31, 2021, our financing activities provided $34.4 million of cash consisting primarily of convertible preferred stock issued of $34.8 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

As of March 31, 2022, we had cash, cash equivalents, and restricted cash of approximately $286.4 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

Foreign Currency Risk

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

Item 4. Controls and Procedures

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

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position for the periods ending March 31,2022 and December 31, 2021, and results of operations and cash flows for the periods ending March 31, 2022 and 2021.

Part II. Other Information

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

Item 1A – Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of risks and uncertainties relating to our business following the Business Combination, please see the section in our Annual Report on 10-K filed with the SEC on March 25, 2022 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

PART IV

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Merger Agreement, dated as of April 21, 2021, by and among the Company, Merger Sub and Legacy SmartRent.	8-K	2.1	April 22, 2021
2.2	Amendment No. 1 to Merger Agreement, dated as of July 23, 2021, by and among the Company, Merger Sub and Legacy SmartRent.	8-K	2.1	July 26, 2021
2.3	Merger Agreement, dated as of March 21, 2022, by and among the Company, Atlas Merger Corp., SightPlan Holdings, Inc., and Joseph Westlake (filed herewith).
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request. Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May 2022.

SmartRent, Inc.

By:	/s/ Lucas Haldeman

Lucas Haldeman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hiroshi Okamoto

Hiroshi Okamoto
Chief Financial Officer
(Principal Financial Officer)