Form 10-Q
period 2022-06-30
SmartRent, Inc.
filed 2022-08-11
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, there were 197,737,577 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

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
•
attract, train, and retain effective officers, key employees or directors;
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

Item 1 - Financial Statements

SMARTRENT, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$255,008	$430,841
Restricted cash, current portion	7,660	1,268
Accounts receivable, net	45,135	45,486
Inventory	59,235	33,208
Deferred cost of revenue, current portion	11,345	7,835
Prepaid expenses and other current assets	11,047	17,369
Total current assets	389,430	536,007
Property and equipment, net	1,899	1,874
Deferred cost of revenue	21,708	18,334
Goodwill	117,889	12,666
Intangible assets, net	33,214	3,590
Other long-term assets	11,667	7,212
Total assets	$575,807	$579,683

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,774	$6,149
Accrued expenses and other current liabilities	23,045	22,234
Deferred revenue, current portion	65,108	42,185
Total current liabilities	102,927	70,568
Deferred revenue	60,337	53,412
Other long-term liabilities	7,935	6,201
Total liabilities	171,199	130,181

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 and 50,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares of preferred stock issued and outstanding as of June 30, 2022 and December 31, 2021	-	-

Stockholders' equity
Common stock, $0.0001 par value; 500,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 197,502 and 193,864 shares issued and outstanding as of June 30, 2022 and December 31, 2021	20	19
Additional paid-in capital	608,755	604,077
Accumulated deficit	(203,586)	(154,603)
Accumulated other comprehensive (loss) income	(581)	9
Total stockholders' equity	404,608	449,502
Total liabilities, convertible preferred stock and stockholders' equity	$575,807	$579,683

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

Consolidated Statements of Operations AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue
Hardware	$20,895	$14,029	$43,009	$26,427
Professional services	9,123	3,564	16,032	7,165
Hosted services	12,391	4,084	20,727	7,245
Total revenue	42,409	21,677	79,768	40,837

Cost of revenue
Hardware	20,951	12,514	42,809	24,657
Professional services	14,115	6,274	29,282	11,734
Hosted services	6,355	2,606	11,433	4,577
Total cost of revenue	41,421	21,394	83,524	40,968

Operating expense
Research and development	8,030	4,083	14,476	7,176
Sales and marketing	6,139	2,392	11,301	4,146
General and administrative	13,832	3,806	25,783	7,763
Total operating expense	28,001	10,281	51,560	19,085

Loss from operations	(27,013)	(9,998)	(55,316)	(19,216)

Interest income (expense), net	253	(64)	241	(142)
Other income, net	162	52	276	127
Loss before income taxes	(26,598)	(10,010)	(54,799)	(19,231)

Income tax benefit (expense)	1,009	(41)	5,816	(87)
Net loss	(25,589)	(10,051)	(48,983)	(19,318)
Other comprehensive loss
Foreign currency translation adjustment	(407)	63	(590)	(65)
Comprehensive loss	$(25,996)	$(9,988)	$(49,573)	$(19,383)
Net loss per common share
Basic and diluted	$(0.13)	$(4.87)	$(0.25)	$(1.99)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	195,693	2,064	194,381	9,721

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

Consolidated statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholder's Equity

Balance, December 31, 2021	-	$-	193,864	$19	$604,077	$(154,603)	$9	$449,502
Stock-based compensation					3,523			3,523
Common stock warrants issued to customers as consideration					2			2
Common stock warrants related to marketing expense					217			217
Reverse recapitalization, net of transaction costs					(70)			(70)
Exercise of options			131		62			62
ESPP Purchases			75		488			488
Net loss						(23,394)		(23,394)
Other comprehensive loss							(183)	(183)
Balance, March 31, 2022	-	-	194,070	19	608,299	(177,997)	(174)	430,147
Stock-based compensation					3,823			3,823
Tax withholdings related to net share settlement of equity awards			(658)	-	(3,389)			(3,389)
Issuance of common stock upon vesting of equity awards			2,151	1				1
Common stock warrants issued to customers as consideration					19			19
Exercise of options			70	-				-
Net settlement related to exercise of options			(5)					-
Exercise of warrants			1,874	-	3			3
Net loss						(25,589)		(25,589)
Other comprehensive income							(407)	(407)
Balance, June 30, 2022	-	$-	197,502	$20	$608,755	$(203,586)	$(581)	$404,608

SMARTRENT, INC.

Consolidated statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income	Total Stockholder's Equity (Deficit)
Balance, December 31, 2020	21,458	$111,432	2,124	$-	$4,157	$(82,642)	$235	$(78,250)
Retroactive application of exchange ratio	83,364		8,252
Balance, December 31, 2020 as adjusted	104,822	111,432	10,376	-	4,157	(82,642)	235	(78,250)
Stock-based compensation					427			427
Issuance of Series C Convertible Preferred Stock	16,404	34,793
Common stock warrants issued to customers as consideration	-	-			22			22
Common stock warrants related to marketing expense			-		210			210
Exercise of warrants			2,457		5			5
Net loss						(9,267)		(9,267)
Other comprehensive loss							(128)	(128)
Balance, March 31, 2021	121,226	146,225	12,833	-	4,821	(91,909)	107	(86,981)
Stock-based compensation					428			428
Common stock warrants issued to customers as consideration					18			18
Common stock warrants related to marketing expense					149			149
Net loss						(10,051)		(10,051)
Other comprehensive income							63	63
Balance, June 30, 2021	121,226	$146,225	12,833	$-	$5,416	$(101,960)	$170	$(96,374)

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,983)	$(19,318)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,636	173
Amortization of debt discount	-	4
Non-employee warrant expense	238	399
Provision for warranty expense	-	170
Non-cash lease expense	648	218
Stock-based compensation related to acquisition	401	402
Stock-based compensation	6,945	453
Compensation expense related to acquisition	2,109	-
Deferred tax benefit	(5,889)	-
Non-cash interest expense	41	-
Provision for excess and obsolete inventory	16	115
Provision for doubtful accounts	-	(27)
Change in operating assets and liabilities
Accounts receivable	1,493	(6,215)
Inventory	(26,197)	(4,294)
Deferred cost of revenue	(6,884)	(4,185)
Prepaid expenses and other assets	4,027	(7,826)
Accounts payable	8,800	2,436
Accrued expenses and other liabilities	(3,676)	(2,114)
Deferred revenue	29,091	21,158
Lease liabilities	(496)	(233)
Net cash used in operating activities	(36,680)	(18,684)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for SightPlan acquisition, net of cash acquired	(128,953)	-
Purchase of property and equipment	(470)	(340)
Net cash used in investing activities	(129,423)	(340)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan	-	(834)
Proceeds from warrant exercise	3	5
Proceeds from options exercise	62	-
Proceeds for ESPP purchases	488	-
Taxes paid related to net share settlements of stock-based compensation awards	(3,389)	-
Convertible preferred stock issued	-	34,793
Payments of business combination and private offering transaction costs	(70)	-
Net cash (used in) provided by financing activities	(2,906)	33,964
Effect of exchange rate changes on cash and cash equivalents	(432)	(24)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(169,441)	14,916
Cash, cash equivalents, and restricted cash - beginning of period	432,604	38,618
Cash, cash equivalents, and restricted cash - end of period	$263,163	$53,534

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$255,008	$53,534
Restricted cash, current portion	7,660	-
Restricted cash, included in other long-term assets	495	-
Total cash, cash equivalents, and restricted cash	$263,163	$53,534

SMARTRENT, INC.

Consolidated Statements of Cash Flows - CONTINUED

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2022	2021
Supplemental disclosure of cash flow information
Interest paid	$-	$137
Cash paid for income taxes	$49	$65
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	$71	$278
Acquisition consideration held in escrow	$850	$-

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. DESCRIPTION OF BUSINESS

SmartRent is an enterprise real estate technology company that provides comprehensive management software and applications designed for property owners, managers and residents. Its suite of products and services, which includes both smart building hardware and cloud-based software-as-a-service ("SaaS") solutions, provides seamless visibility and control over real estate assets. The Company’s platform lowers operating costs, increases revenues, mitigates operational friction and protects assets for owners and operators, while providing a differentiated, elevated living experience for residents. The Company is headquartered in Scottsdale, Arizona.

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

Prior to the Business Combination, Legacy SmartRent and FWAA filed separate standalone federal, state, and local income tax returns. As a result of the Business Combination, SmartRent, Inc. will file a consolidated income tax return. For legal purposes, FWAA acquired Legacy SmartRent, and the transaction represents a reverse acquisition for federal income tax purposes - SmartRent, Inc. is the parent of the consolidated group with SmartRent Technologies, Inc. as a subsidiary, but in the year of the closing of the Business Combination, the consolidated tax return of SmartRent, Inc. included a full year period for Legacy SmartRent and stub-year for FWAA starting the day after the closing of the Business Combination. FWAA filed a short year return for the period prior to the acquisition.

Upon closing of the Business Combination, the Company received gross proceeds of $500,628 from the Business Combination and PIPE Investment, offset by offerings costs of $55,981.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements as of December 31, 2021, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 25, 2022. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Consolidated Financial Statements related to the three and six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any future period.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation, including the reclassification of intangible assets, net from other long-term assets to a separate line on the Consolidated Balance Sheets.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Foreign Currency

SmartRent, Inc.'s functional and reporting currency is United States Dollars (“USD”) and its foreign subsidiary has a functional currency other than USD. Financial position and results of operations of the Company's international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. The Company's international subsidiaries statements of operations accounts are translated at the weighted-average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the Consolidated Statements of Operations and Comprehensive Loss.

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

Acquisitions

In March 2022, the Company purchased all of the outstanding equity interests of SightPlan Holdings, Inc. ("SightPlan") in an acquisition that meets the definition of a business combination, for which the acquisition method of accounting was used (see Note 13). The acquisition was recorded on the date that the Company obtained control over the acquired business. The consideration paid was determined on the acquisition date and the acquisition-related costs, such as professional fees, were excluded from the consideration transferred and were recorded as expense in the period incurred. Assets acquired and liabilities assumed by the Company were recorded at their estimated fair values, while goodwill was measured as the excess of the consideration paid over the fair value of the net identifiable assets acquired and liabilities assumed.

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and hosted services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for doubtful accounts on the Consolidated Balance Sheets. The allowance for doubtful accounts totaled $357 as of both June 30, 2022, and December 31, 2021. The provision for doubtful accounts is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss; there was no provision recorded for the three and six months ended June 30, 2022, respectively. The provision for doubtful accounts totaled $(42) and $(27) for the three and six months ended June 30, 2021, respectively. There were no write-offs of accounts receivable deemed uncollectable for the three and six months ended June 30, 2022 and 2021. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for doubtful accounts based on a combination of factors, which include the nature of relationship and the prior experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Consolidated Balance Sheet date. The significant customers of the Company are also limited partners of an investor in the Company with approximately 16% and 22% ownership as of June 30, 2022 and December 31, 2021 respectively. The investor does not exert control or influence on these limited partners and, as such these limited partners do not meet the definition of related parties of the Company. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of		For the three months ended		For the six months ended
	June 30, 2022	December 31, 2021	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Customer A	18%	*	18%	18%	19%	27%
Customer B	*	15%	*	*	*	*
Customer C	*	*	11%	*	14%	*
Customer D	11%	*	*	*	*	*

* Total less than 10% for the respective period

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of cost over net assets of the Company's completed business combinations. The Company tests for potential impairment of goodwill on an annual basis in November to determine if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. Qualitative factors are considered first to determine if performing a quantitative test is necessary. No goodwill impairment has been recorded as of June 30, 2022.

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

Warranty Allowance

The Company provides its customers with limited service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended June 30, 2022 and 2021, warranty expense included in cost of hardware revenue was $373 and $80, respectively. For the six months ended June 30, 2022 and 2021, warranty expense included in cost of hardware revenue was $657 and $388, respectively. As of June 30, 2022, and December 31, 2021, the Company’s warranty allowance was $3,587 and $6,106, respectively.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. During the year ended December 31, 2021, the Company identified additional deficient batteries, and while the number of deficient batteries is less than one percent of the total number of all batteries deployed, the Company has elected to replace such batteries from previously deployed hardware devices. As of June 30, 2022, and December 31, 2021, $2,213 and $4,732, respectively, is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

Convertible Preferred Stock

The Company assessed the provisions of Legacy SmartRent’s convertible preferred stock including redemption rights, dividends and voting rights to determine the appropriate classification. The Company determined that Legacy SmartRent’s shares of convertible preferred stock are appropriately classified as mezzanine equity because they were contingently redeemable into cash upon the occurrence of an event not solely within Legacy SmartRent’s control. When it is probable that a convertible preferred share will become redeemable, adjustments are recorded to adjust the carrying values. No such adjustments have been recorded during the three or six months ended June 30, 2022 or year ended December 31, 2021. As a result of the Business Combination, each share of Legacy SmartRent convertible preferred stock and common stock was converted into the right to receive approximately 4.8846 shares of the Company’s Common Stock. Refer to Note 7, Convertible Preferred Stock and Equity.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2022 or year ended December 31, 2021, respectively. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

The Company may enter into contracts that contain multiple distinct performance obligations. The transaction price for a typical arrangement includes the price for: smart home hardware devices, which devices currently consist of door-locks, thermostats, sensors and light switches; a hub device, represented by either the Alloy Fusion or the Alloy SmartHub; professional services; and a subscription for use of our proprietary software. The Company considers delivery for each of the hardware, professional services and the combination of the Alloy SmartHub device with proprietary software (the “hosted services”) to be separate performance obligations. The Alloy SmartHub device and the software subscription are not sold separately. The hardware performance obligation includes the delivery of smart home hardware devices and the Alloy Fusion device, which provides features that function independently without subscription to the Company’s proprietary software. The professional services performance obligation includes the services to install the hardware. The hosted services performance obligation provides a subscription that allows the customer access to software during the contracted-use term when the promised service is transferred to the customer. Contracts containing the Alloy SmartHub device, which only functions with the subscription to the Company’s proprietary software and related hosting services, are considered a single performance obligation. The Company partners with several manufacturers to offer a range of compatible hardware products for its customers. The Company maintains control of the hardware purchased from manufacturers prior to it being transferred to the customer. The Company has discretion in establishing the price the customer will pay for the good or service. Consequently, the Company is primarily responsible for fulfilling the promise to provide the product and the Company is considered the principal in these arrangements.

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

Payments are received by the Company by credit card, check or automated clearing house (“ACH”) payments and payment terms are determined by individual contracts and generally range from due upon receipt to net 30 days. Taxes collected from customers and remitted to governmental authorities are not included in reported revenue. Payments received from customers in advance of revenue recognition are reported as deferred revenue. We have elected the following practical expedients following the adoption of ASC 606:

•
Shipping and handling costs: the Company elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service and are recorded as hardware cost of revenue. Amounts billed for shipping and handling fees are recorded as revenue.
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

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $66 and $244 of advertising expenses for the three months ended June 30, 2022 and 2021, respectively. The Company incurred $140 and $400 of advertising expenses for the six months ended June 30, 2022, and 2021, respectively.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $5,566 and $8,629 of assets outside the United States at June 30, 2022, and December 31, 2021, respectively.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Upon the adoption of this update, contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination will be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers as if the acquirer had originated the contracts, which would generally result in an acquirer recognizing and measuring acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The Company adopted ASU 2021-08 on October 1, 2021, prior to the acquisition of SightPlan. Therefore, SightPlan’s historical deferred revenue balance as of March 22, 2022 has been included in the purchase price allocation in accordance with ASU 2021-08.

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of June 30, 2022			As of December 31, 2021
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$255,008	$-	$255,008	430,841	$-	$430,841
Restricted cash	Level 1	8,155	-	8,155	1,763	-	1,763
Total		$263,163	$-	$263,163	$432,604	$-	$432,604

		As of June 30, 2022		As of December 31, 2021
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	5,230	5,230	5,230	5,230
Total liabilities		$5,230	$5,230	$5,230	$5,230

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the six months ended June 30, 2022 and year ended December 31, 2021 are as follows.

	As of
	June 30, 2022	December 31, 2021
Balance at beginning of period	$5,230	$-
Fair value of acquisition earnout payment	-	5,230
Balance at end of period	$5,230	$5,230

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of June 30, 2022 and December 31, 2021. The change in fair value was immaterial, thus, no change to the fair value of the earnout payment was recorded as of June 30, 2022. See Note 13 for more information regarding the earnout payment.

	As of
	June 30, 2022	December 31, 2021
Discount Rate	8.30%	3.50%
Volatility	45.00%	24.80%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue by geography
United States	$41,933	$21,112	$78,380	$39,861
International	476	565	1,388	976
Total revenue	$42,409	$21,677	$79,768	$40,837

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue by type
Hardware	$20,895	$14,029	$43,009	$26,427
Professional services	9,123	3,564	16,032	7,165
Hosted services	12,391	4,084	20,727	7,245
Total revenue	$42,409	$21,677	$79,768	$40,837

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

	For the six months ended June 30,
	2022	2021
Deferred revenue balance as of January 1	$95,597	$53,501
Revenue recognized from balance of deferred revenue at the beginning of the period	(6,864)	(3,992)
Revenue deferred during the period	30,247	18,420
Revenue recognized from revenue originated and deferred during the period	(2,208)	(3,922)
Deferred revenue balance as of March 31	116,772	64,007
Revenue recognized from balance of deferred revenue at the beginning of the period	(11,051)	(3,270)
Revenue deferred during the period	23,879	17,346
Revenue recognized from revenue originated and deferred during the period	(4,155)	(3,578)
Deferred revenue balance as of June 30	$125,445	$74,505

As of June 30, 2022, the Company expects to recognize 61% of its total deferred revenue within the next 12 months, 17% of its total deferred revenue between 13 and 36 months, 21% between 37 and 60 months and 1% is expected to be recognized beyond five years.

Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	June 30, 2022	December 31, 2021
Finished Goods	$59,102	$33,007
Raw Materials	133	201
Total inventory	$59,235	$33,208

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the six months ended June 30, 2022, we recorded write-downs of $22, which is a component of hardware cost of revenues on the Consolidated Statements of Operations and Comprehensive Loss. There were no write-downs recorded for the three months ended June 30, 2022. During the three and six months ended June 30, 2021, we recorded write-downs of $166 and $127, respectively.

Prepaid expenses and other current assets consisted of the following.

	June 30, 2022	December 31, 2021
Prepaid expenses	$9,043	$15,084
Other current assets	2,004	2,285
Total prepaid expenses and other current assets	$11,047	$17,369

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Property and equipment, net consisted of the following.

	June 30, 2022	December 31, 2021
Computer hardware	$1,866	$1,768
Warehouse and other equipment	488	461
Leasehold improvements	544	284
Furniture and fixtures	161	161
Property and equipment, gross	3,059	2,674
Less: Accumulated depreciation	(1,160)	(800)
Total property and equipment, net	$1,899	$1,874

Depreciation expense on all property and equipment was $170 and $93 during the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense on all property, plant and equipment was $360 and $173 during the six months ended June 30, 2022 and 2021, respectively.

Other long-term assets consisted of the following.

	June 30, 2022	December 31, 2021
Operating lease - ROU asset, net	$4,937	$2,927
Restricted cash, long-term portion	495	495
Other long-term assets	6,235	3,790
Total other long-term assets	$11,667	$7,212

Intangible assets, net consisted of the following.

	June 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(667)	$22,323	$3,290	$-	$3,290
Developed technology	10,600	(554)	10,046	300	-	300
Trade name	900	(54)	845	-	-	-
Total intangible assets, net	$34,490	$(1,275)	$33,214	$3,590	$-	$3,590

Amortization expense on all intangible assets was $1,056 and $1,275 for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, there was no amortization expense recorded as the assets were acquired in December 2021 or thereafter. Accumulated amortization on all intangible assets was $1,275 as of June 30, 2022. There was no accumulated amortization as of December 31, 2021. Total future amortization for finite-lived assets is estimated as follows.

Amortization Expense
2022 - Remaining	$2,092
2023	3,873
2024	3,873
2025	3,873
2026	3,873
Thereafter	15,630
Total	$33,214

Accrued expenses and other current liabilities consisted of the following.

	June 30, 2022	December 31, 2021
Accrued compensation costs	$9,243	$6,588
Accrued expenses	3,663	4,559
Warranty allowance	3,587	6,106
Other	6,552	4,981
Total accrued expenses and other current liabilities	$23,045	$22,234

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of June 30, 2022. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three and six months ended June 30, 2022, the Company recorded $51 and $78, respectively, of amortization expense in connection with these costs, which is a component of Interest Expense on the Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus an applicable margin, subject to a floor of 0.00%. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus an applicable margin, or (iii) 3.25%. As of June 30, 2022, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 0.10% and 0.50%, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of June 30, 2022, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of June 30, 2022 and December 31, 2021, there was no outstanding principal amount under the Senior Revolving Facility.

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

During the six months ended June 30, 2021, Legacy SmartRent issued an additional 3,358 shares of Series C preferred stock through two tranches that closed in February and March 2021. The Series C preferred stock was issued in exchange for $35,000 gross cash proceeds. Expenses in connection with the issuance of the Series C preferred stock were $207, resulting in net cash proceeds of $34,793.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Warrants

In February 2021, Legacy SmartRent issued 750 warrants to purchase Legacy SmartRent’s common stock as consideration to certain customers. As part of the Business Combination on August 24, 2021, these warrants converted to warrants to purchase 3,663 shares of Common Stock at $0.01 per share pursuant to the Exchange Ratio and remain outstanding. The warrants are exercisable upon issuance until their expiration in February 2031 or earlier upon redemption. The number of warrants issued to these customers is dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer. The fair value of the vested portion of the warrants has been recorded as additional paid in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. For the three months ended June 30, 2022 and 2021 respectively, the Company recorded $19 and $18 in the Consolidated Statement of Operations and Comprehensive Loss related to these warrants. For the six months ended June 30, 2022 and 2021 respectively, the Company recorded $21 and $40, as contra-revenue in the Consolidated Statement of Operations and Comprehensive Loss related to these warrants.

In April 2020, in connection with the closing of the second tranche of the Series C preferred stock, Legacy SmartRent issued a warrant to purchase common stock to an investor who participated in the second tranche closing. The warrant represents compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vests based on the number of installed units attained over a measurement period, which expires in April 2023. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder is entitled to purchase 384 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrants using the Black-Scholes-Merton model. As part of the Business Combination on August 24, 2021, these warrants converted to warrants to purchase 1,874 shares of Common Stock pursuant the Exchange Ratio. The remaining warrants fully vested during the three months ended March 31, 2022. The warrants were exercised during the three months ended June 30, 2022. The Company records the associated marketing expense over the service period as the units are installed with an offset to additional paid-in-capital. During the three months ended June 30, 2022, the Company did not recognize sales and marketing expense related to these warrants. During the three months ended June 30, 2021, the Company recognized $149 of sales and marketing expense related to these warrants. During the six months ended June 30, 2022 and 2021 respectively, the Company recognized $217 and $359 of sales and marketing expense related to these warrants.

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

In March 2019, Legacy SmartRent issued a warrant to purchase common stock to the purchaser of a $2,500 convertible note. The warrant represented compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vested based on the number of installed units attained over a measurement period, which expired in March 2021. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder was entitled to purchase up to 503 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrant using the Black-Scholes-Merton model. The Company recorded the associated marketing expense over the service period as the units were installed with an offset to additional paid-in-capital. These warrants were exercised by the holder in March 2021, which resulted in 503 shares of common stock being issued by Legacy SmartRent. During the three and six months ended June 30, 2022 and 2021, no sales and marketing expense related to these warrants is in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

Summaries of the Company’s 2018 Stock Plan activity for the six months ended June 30, 2022 is presented below.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2021	10,457	$0.51	7.96	$-
Granted	175	$9.58
Exercised	(131)	$0.47
Cancelled and forfeited	(326)	$0.47
March 31, 2022	10,175	$0.66	7.75	$-
Exercised	(70)	$0.47
June 30, 2022	10,105	$0.67	7.50
Vested options as of June 30, 2022	8,173	$0.49	7.30	$-

Amendment to the 2018 Stock Plan

In April 2021, the board of directors of Legacy SmartRent executed a unanimous written consent to provide an additional incentive to certain employees of Legacy SmartRent by amending the 2018 Stock Plan to allow for the issuance of RSUs and granted a total of 1,533 RSUs to certain employees which vest over four years. The estimated fair value for each RSU issued was approximately $21.55 per share and the total stock-based compensation expense to be amortized over the vesting period is $33,033. As part of the Business Combination on August 24, 2021 these RSUs were assumed by the Company and converted to 7,489 RSUs at a per share fair value of $4.41 pursuant to the Exchange Ratio. During the year ended December 31, 2021, $843 of stock compensation expense was recorded for these awards. The outstanding RSUs also contain a liquidity event vesting condition which was satisfied upon closing of the Business Combination. Accordingly, the Company recognized an additional one-time stock-based compensation expense of $2,827 in August 2021 as a retroactive catch-up of cumulative stock-based compensation expense for such awards from their original grant dates.

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

The 2021 Plan authorizes the compensation committee to provide incentive compensation in the form of stock options, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2021 Plan, the Company is authorized to issue up to 15,500 shares of stock. As part of the Business Combination on August 24, 2021, the RSUs granted in the 2018 Stock Plan were assumed by the Company and converted to 7,489 restricted stock units pursuant to the Exchange Ratio. In August 2021, 354 RSUs were granted to certain executives and the board of directors at a fair value of $12.10. Non-employee board member RSUs will vest either over one year or three years. The RSUs granted to employees are generally subject

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

to a four-year vesting schedule and all vesting shall be subject to the recipient’s continued employment with the Company or its subsidiaries through the applicable vesting dates. In November 2021, the Company granted 72 RSUs to certain executives pursuant to the 2021 Equity Incentive Plan. These RSUs had a fair value of $12.10 at the time of the grant and will vest over four years. During the three months ended March 31, 2022, the Company granted 1,510 RSUs to certain employees pursuant to the 2021 Equity Incentive Plan. These RSUs had a fair value of $7.54 at the time of the grant and will vest over four years. During the three months ended June 30, 2022, the Company granted 387 RSUs to certain employees and directors pursuant to the 2021 Equity Incentive Plan. These RSUs had a fair value of $4.44 at the time of the grant and will vest over four years. No right to any Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the three and six months ended June 30, 2022 respectively, stock-based compensation expense of $3,403 and $6,526 was recognized in connection with the vesting of all RSUs. No stock-based compensation expense related the RSUs was recognized during the three and six months ended June 30, 2021.

The following table summarizes activity related to the RSUs:

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2021	7,671	$4.98
Granted	1,510	$7.54
Cancelled	(136)	$4.82
March 31, 2022	9,045	$5.29
Granted	387	$4.44
Vested or distributed	(2,153)	$4.56
June 30, 2022	7,279	$5.43

Employee Stock Purchase Plan

The Company has the ability to initially issue up to 2,000 shares of Common Stock under the Employee Stock Purchase Plan ("ESPP"), subject to annual increases effective as of January 1, 2022 and each subsequent January 1 through and including January 1, 2030 in an amount equal to the smallest of (i) 1% of the number of shares of the Common Stock outstanding as of the immediately preceding December 31, (ii) 2,000 shares or (iii) such amount, if any, as the Board may determine. During the three and six months ended June 30, 2022, stock-based compensation expense of $105 and $191 was recognized in connection with the ESPP. No expense related to the ESPP was recognized during the three and six months ended June 30, 2021.

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Research and development	$933	$52	$1,814	$107
Sales and marketing	590	16	1,129	32
General and administrative	2,300	360	4,403	716
Total	$3,823	$428	$7,346	$855

During the three and six months ended June 30, 2022, stock-based compensation expense of $202 and $401, respectively, was recognized for 844 shares granted in connection with the Zenith Highpoint Inc. ("Zenith") acquisition and are recorded as a component of general and administrative expense. During the three and six months ended June 30, 2021, $202 and $402, respectively, of stock-based compensation expense related to these shares was recognized and are recorded as a component of general and administrative expense. As part of the

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Business Combination on August 24, 2021, these 844 shares converted into 4,123 shares pursuant to the Exchange Ratio.

During the three and six months ended June 30, 2022, stock-based compensation expense of $113 and $228, respectively, was recognized in connection with the vesting of outstanding options. During the three and six months ended June 30, 2021, stock-based compensation expense of $226 and $453, respectively, was recognized in connection with the vesting of outstanding options.

NOTE 9. INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was 3.79% and 10.61% for the three and six months ended June 30, 2022, respectively. The Company's ETR from continuing operations was (0.41%) and (0.45%) for the three and six months ended June 30, 2021, respectively. The Company’s ETR during the three and six months ended June 30, 2022 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

The Company recorded net deferred tax liabilities during the six months ended June 30, 2022, due to the acquisition of SightPlan. Those net deferred tax liabilities provide a source of taxable income to offset future tax deductions from deferred tax assets, and as a result, management reduced the valuation allowance by $5,889 during the six months ended June 30, 2022; $1,045 of this reduction was during the three months ended June 30, 2022 due to measurement period adjustments to the SightPlan purchase price accounting (Note 13).

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	-	121,226	-	121,226
Common stock options and restricted stock units	17,384	18,509	17,384	18,509
Common stock warrants	3,664	161	3,664	161
Shares subject to repurchase	1,374	2,750	1,374	2,750
Total	22,422	142,647	22,422	142,647

NOTE 11. RELATED-PARTY TRANSACTIONS

During the six months ended June 30, 2022, the Company incurred marketing expense of $217 in connection with the vesting of warrants held by an investor. There was no such marketing expense incurred during the three months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company incurred marketing expense of $149 and $359, respectively, in connection with the vesting of warrants held by an investor.

The Company incurred consulting expense of $20 included in research and development expenses for the six months ended June 30, 2022, related to services provided by companies in which one of the Company's executives have control or significant influence. There were no related-party expenses incurred during the three months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company incurred consulting expenses from these companies of $23 and $38, respectively.

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

Entities affiliated with RET, which currently hold more than 5% of the outstanding shares of the Company's Common Stock, held more than 17% of the fully diluted shares outstanding of SightPlan (the “RET SightPlan

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Holdings”). As consideration for the RET SightPlan Holdings, entities affiliated with RET received $22,271 at the closing of the SightPlan acquisition. None of the Company's executive officers or directors hold any economic interest in RET and RET does not have a designee on the Company's board of directors. Further, RET did not assist the Company with any negotiations or participate in the Company's board discussions related to the SightPlan acquisition.

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

The Company entered into an agreement with a supplier in April 2020, as further amended in March 2021, to purchase minimum volumes of certain products through August 2022. Due to significant failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara. On July 26, 2022, the supplier filed a demurrer seeking to dismiss the complaint filed by the Company as well as a cross-complaint against the Company for breach of contract and other allegations. The Company denies the allegations in the supplier’s complaint and does not believe it has any further commitment to the supplier.

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. The Company had no such accruals as of June 30, 2022 or December 31, 2021.

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

The Company accounted for the iQuue acquisition as a business combination. The preliminary purchase price consisted of $7,213 of cash and restricted cash, estimated fair market value of $5,230 in contingent consideration relating to three earnout payments tied to the attainment of installed unit targets during the period of December 31, 2021 to June 30, 2025, and a Net Working Capital Adjustment of $508 to be paid out 91 days after the acquisition date. On the acquisition date, the Company paid cash of $6,192, and placed $1,021 in escrow accounts. As of June 30, 2022, the current escrow deposits are classified as “Restricted cash, current portion” in the Consolidated Balance Sheets. The Company determines current or non-current classification based on the expected duration of the restriction. The maximum value of the earnout payments is $6,375. To the extent these are earned, they will be payable in cash on, or promptly after, the earnout period dates of December 31, 2022, December 31, 2023, and June 30, 2025. The $5,230 fair value of the earnout payments is determined using the Monte Carlo simulation model based on installed unit projections during the period of December 31, 2021 through June 30, 2025, implied revenue volatility, a risk-adjusted discount rate, and a credit spread. Each reporting period, the Company is required to remeasure the fair value of the earnout liability as assumptions change and such adjustments will be recorded as a gain or loss in other income (expense), net within the Consolidated Statement of Operations and Comprehensive Loss. The fair value of the earnout liability falls within Level 3 of the fair value hierarchy as a result of the unobservable inputs used for the measurement. The Company determined there was

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

no change to the fair value of the earnout during the three or six months ended June 30, 2022 and therefore, no gain or loss was recorded.

As part of the business combination, the Company agreed to pay up to approximately $742 to the former shareholders of iQuue over the next three years, subject to the shareholders’ continued employment at the Company. As this payment is contingent upon the continuous service of the key employees, it is accounted for as post-combination compensation expense and is being recognized ratably over the service period of three years. The Company deposited $742 cash in escrow on the acquisition date for this obligation. The current portion of the escrow deposit is classified as “Restricted cash, current portion” and the non-current portion is classified as a component of "Other long-term assets" on the Consolidated Balance Sheets. During the three and six months ended June 30, 2022, the Company recognized $79 and $141, respectively, of compensation expense in connection with this bonus.

The fair value and allocation of the business combination are preliminary, are based upon management’s best estimates and assumptions, and are subject to future revision. The Company will finalize these amounts no later than one year from the acquisition date once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the preliminary amounts disclosed above which may impact the reported results in the period those adjustments are identified.

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

The Company recognized approximately $174 and $311 of compensation expense related to the iQuue acquisition during the three and six months ended June 30, 2022, respectively. The Company recognized $97 of other non-recurring acquisition related costs that were expensed during the six months ended June 30, 2022. There were no other non-recurring acquisition related costs expensed during the three months ended June 30, 2022. Compensation and other non-recurring acquisition related costs are included in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

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

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the three and six months ended June 30, 2022, the Company recorded amortization expense of $140 and $281, respectively, related to intangible assets. There was no such amortization expense recorded for the year ended December 31, 2021 as the acquisition occurred on December 31, 2021. These intangible assets are deductible over 15 years for income tax purposes.

The Company’s Consolidated Balance Sheets as of June 30, 2022 and December 31,2021, and other financial statements presented herein for the three and six months ended June 30, 2022 include the results of operations of iQuue since the acquisition date. Pro forma disclosures have not been provided since the acquisition did not have, and is not expected to have, a material impact on the Company’s results of operations.

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

The Company accounted for the SightPlan acquisition as a business combination. The preliminary purchase price consisted of $131,781 of cash and restricted cash and a post-closing downward adjustment of $127 reflecting the difference between estimated and actual net working capital of SightPlan on the acquisition date. On the acquisition date, the Company paid cash consideration of $130,931 and placed $850 in escrow accounts legally owned by the Company. As of June 30, 2022, the current escrow deposits are classified as restricted cash, current portion and other current liabilities on the Consolidated Balance Sheets. The Company determines current or non-current classification based on the expected duration of the restriction.

As part of the business combination, the Company agreed to pay up to approximately $5,760 to the former employees of SightPlan on the one-year anniversary of the acquisition date, subject to continued employment at the Company. As this payment is contingent upon the continuous service of the employees, it is accounted for as post-combination expense and will be recognized ratably over the service period of one year. During the three and six months ended June 30, 2022, the Company recorded $1,656 and $1,798, respectively, to general and administrative expenses on the Statements of Operations and Comprehensive Loss and to other current liabilities on the Consolidated Balance Sheets in connection with this contingent consideration. The Company deposited $5,760 cash in escrow on the acquisition date for this obligation. The escrow deposit is classified as restricted cash, current portion.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The total purchase consideration and the fair values of the acquired assets and liabilities at the acquisition date were as follows.

Consideration
Cash paid at acquisition		$130,931
Cash consideration held in escrow		850
Net working capital adjustment		(127)
Fair value of total consideration transferred		131,654

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$1,978
Accounts receivable, net	1,255
Intangible assets	30,900
Other assets	749
Total identifiable net assets acquired	34,882
Accounts payable	6
Deferred revenue	885
Accrued expenses and other liabilities	735
Deferred tax liability (Note 9)	6,569
Other long-term liabilities	256
Total liabilities assumed	8,451

Total identifiable assets		26,431

Goodwill		$105,223

Changes resulting from facts and circumstances that existed as of the acquisition date resulted in measurement period adjustments to the estimated fair values of accounts receivable, net, intangible assets, other assets, deferred tax liability, and goodwill during the three months ended June 30, 2022. Specifically, the refinement of inputs used to estimate the fair value of intangible assets resulted in an increase in customer relationships of $4,400, a decrease in goodwill of $3,221, and an increase in the deferred tax liability of $1,179. The increase in intangible assets caused an increase in amortization expense of $121 within general and administrative expenses, of which an immaterial amount relates to the three months ended March 31, 2022. Additionally, the increase to the deferred tax liability caused an increase to the release of the valuation allowance, generating a $1,044 income tax benefit on the Consolidated Statement of Operations, all of which is related to the three months ended March 31, 2022. Changes to accounts receivable, net and other assets were immaterial.

Cash paid at acquisition	$130,931
Cash acquired	(1,978)
Payment of acquisition consideration, net of cash acquired	$128,953

The Company recognized approximately $1,656 and $1,798 of compensation expense related to the SightPlan acquisition during the three and six months ended June 30, 2022, respectively. The Company recognized $119 and $642 of other non-recurring acquisition related costs that were expensed during the three and six months ended June 30, 2022, respectively. Compensation and other non-recurring acquisition related costs and are included in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

The fair value of the assets acquired includes accounts receivable of $1,255. The gross amount due under contracts for accounts receivable is $1,284, substantially all of which is expected to be collected. The Company did not acquire any other class of receivable as a result of the acquisition of SightPlan.

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on the fair market value of such assets and liabilities at the date of acquisition. Intangible assets associated with the acquisition totaled $30,900 and primarily related to customer relationships and developed technology. The excess purchase price over the fair value of net assets acquired was recognized as goodwill and totaled $105,223. The goodwill is attributable primarily to the workforce of the acquired business and expected synergies with the Company’s existing operations and is not deductible for income tax purposes.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Company recorded intangible assets at their fair value, which consisted of the following.

	Estimated useful life (in years)	March 31, 2022
Trade Name	5	$900
Customer relationships	10	19,700
Developed technology	7	10,300
Total intangible assets		$30,900

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the trade name and the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the three and six months ended June 30, 2022, the Company recorded amortization expense of $917 and $995, respectively, related to intangible assets. There was no such amortization expense recorded in the year ended December 31, 2021 as the acquisition occurred on March 22, 2022. These intangible assets are deductible over 15 years for income tax purposes.

Pro Forma Operating Results

The Company’s Consolidated Balance Sheet as of June 30, 2022, and other financial statements presented herein for the three and six months ended June 30, 2022 and 2021 include the results of operations of SightPlan since the acquisition date. The following unaudited pro forma information presents consolidated financial information as if the SightPlan acquisition had occurred on January 1, 2021. Pro forma disclosures for net loss have not been provided as the acquisition did not have, and is not expected to have, a material impact on the consolidated results through the year of acquisition. Pro forma operating results were prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2021 or of the results that may occur in the future.

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	$42,409	$23,727	$82,120	$44,750

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after June 30, 2022 and through August 11, 2022, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In July and August 2022, certain employees exercised 133 stock options granted pursuant to the 2021 Incentive Stock Plan.

In July 2022, 146 RSUs vested pursuant to the 2021 Incentive Stock Plan.

In August 2022, employees enrolled in the Company's ESPP purchased 133 shares of the Company's Class A Common Stock.

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

Overview

SmartRent is an enterprise real estate technology company that provides comprehensive management software and applications designed for property owners, managers and residents. Our suite of products and services, which includes both smart building hardware and cloud-based SaaS solutions, provides seamless visibility and control over real estate assets. Our platform lowers operating costs, increases revenues, mitigates operational friction and protects assets for owners and operators, while providing a differentiated, elevated living experience for residents. Through our central connected device, called SmartHub, we integrate our proprietary enterprise software with third-party smart devices and other technology interfaces through an open-architecture, brand-agnostic approach, which allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our products and solutions include smart apartments and homes, access control for buildings, common areas, and rental units, asset protection and monitoring, parking management, self-guided tours, and community and resident Wi-Fi. We also have a professional services team operating across the United States through which we provide customers with installation, training, and support services. Our recent SightPlan acquisition advances our product roadmap and augments the cloud-based SaaS solutions for current and prospective customers.

We believe SmartRent is the category leader in the enterprise smart home solutions industry. As of June 30, 2022, our customers owned an aggregate of approximately 6.6 million units, including 1.3 million units owned by new customers obtained in the SightPlan acquisition. This represents approximately 15% of the U.S. market for institutionally owned multifamily rental units and single-family rental homes, and includes many of the top multifamily residential owners in the United States. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the United States.

We estimate that the U.S. market for residential real estate consists of approximately 44 million institutionally owned multifamily rental units and single-family rental homes as of June 30, 2022. While several of the top multifamily residential owners are current SmartRent customers, we believe that we have only begun to take advantage of the full market opportunity in residential and commercial real estate sectors and in domestic and international markets. For example, we recently adapted our software and applications to target new opportunities in other residential real estate sectors, including student housing, senior housing, and new construction homes. In addition, we believe there is significant potential for growth beyond residential real estate to other commercial real estate asset classes, including, among others, office, hotel, retail, industrial, and self-storage. Furthermore, we believe there is an attractive opportunity to expand our smart home solutions into other markets globally and have started pilot programs and/or developed partner relationships in the United Kingdom and Canada.

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

Impact of COVID-19

The extensive impact of the COVID-19 pandemic continues to evolve and continues to cause significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the spread of COVID-19, including recent variants, a number of countries, states, and other jurisdictions continue to impose various measures, including voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings, reduced operations and extended business closures.

While the impact of the COVID-19 pandemic on our workforce, operations and supply chain, customer demand, results of operations and overall financial performance remain uncertain, we believe that we will continue to experience COVID-related disruptions to our business through 2022. For example, we continue to experience production delays on our sourcing, manufacturing, and logistics channels, including SmartHub production delays as a result of a global shortage of Z-wave chips. Additionally, although we continue to see strong demand for our products, we have experienced purchasing delays from current and prospective customers where COVID-19 and related supply chain delays on their projects have pushed a portion of the transactions we expected to be completed in early 2022 to future periods.

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

Active Supply Chain Management

We are focused on successfully navigating unprecedented global supply chain disruptions. Specifically, increased demand for electronics as a result of the COVID-19 pandemic, the U.S. trade relations with China and certain other factors have led to a global shortage of semiconductors, including Z‑wave chips, which are a central component of our SmartHubs. Due to this shortage, we have experienced SmartHub production delays, which have occasionally affected our ability to meet scheduled installations and facilitate customer upgrades to our higher-margin Alloy Fusion SmartHub. Further, we've experienced shortages and shipment delays related to components for Alloy Access and made-to-order specialty locks. Consequently, scheduled deployments have been delayed to future periods. This is a timing issue as these customer orders have not been canceled. We expect that some of these backlogged units will be deployed in 2022, but not all. Our expectation is that we will not see marked improvements with respect to supply chain delays for Alloy Access and for made-to-order locks for the remainder of this year.

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

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of SmartHubs that have been installed (including customer self-installations) as of a stated measurement date. We define New Units Deployed as the aggregate number of SmartHubs that were installed (including customer self-installations) during a stated measurement period. We use these operating metrics to assess the general health and trajectory of our business and growth. We had 60,329 and 23,834 New Units Deployed during the three months ended June 30, 2022 and 2021, respectively. We had 111,525, and 56,320 New Units Deployed during the six months ended June 30, 2022, and 2021, respectively. As of June 30, 2022, and June 30, 2021, we had an aggregate of 451,010 and 211,425 Units Deployed, respectively.

Committed Units

We define Committed Units as the aggregate number of SmartHub (i) units that are subject to binding orders from customers together with (ii) units that existing customers who are parties to a SmartRent master services agreement have informed us (on a non-binding basis) that they intend to order in the future for deployment within two years of the measurement date. We track the number of Committed Units to assess the general health and trajectory of our business and to assist in our longer-term resource analysis. As of June 30, 2022 and 2021, we had 780,036 and 606,455 Committed Units, respectively.

Units Booked

We define Units Booked as the aggregate number of SmartHub units associated with binding orders executed during a stated measurement period. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and accordingly are a subset of Committed Units. We had 59,306 and 38,812 Units Booked during the three months ended June 30, 2022, and 2021, respectively. For the six months ended June 30, 2022 and 2021, there were 150,788 and 84,348 Units Booked, respectively.

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

Annual Recurring Revenue

We define Annual Recurring Revenue (“ARR”) as the annualized value of our recurring SaaS services revenue earned. We monitor our ARR to assess the general health and trajectory of our hosted services business. Our ARR was approximately $30.6 million based upon the annualized run rate for the three months ended June 30, 2022, compared to $7.0 million for the three months ended June 30, 2021.

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

Provision for Income Taxes

The income tax benefit on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to the valuation allowance release due to deferred tax liabilities from the SightPlan acquisition. We have established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized in future periods if we report taxable income. We believe that we have established an adequate allowance for our uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

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

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$20,895	$14,029	$6,866	49%	$43,009	$26,427	$16,582	63%
Professional services	9,123	3,564	5,559	156%	16,032	7,165	8,867	124%
Hosted services	12,391	4,084	8,307	203%	20,727	7,245	13,482	186%
Total revenue	42,409	21,677	20,732	96%	79,768	40,837	38,931	95%

Cost of revenue
Hardware	20,951	12,514	8,437	67%	42,809	24,657	18,152	74%
Professional services	14,115	6,274	7,841	125%	29,282	11,734	17,548	150%
Hosted services	6,355	2,606	3,749	144%	11,433	4,577	6,856	150%
Total cost of revenue	41,421	21,394	20,027	94%	83,524	40,968	42,556	104%

Operating expense
Research and development	8,030	4,083	3,947	97%	14,476	7,176	7,300	102%
Sales and marketing	6,139	2,392	3,747	157%	11,301	4,146	7,155	173%
General and administrative	13,832	3,806	10,026	263%	25,783	7,763	18,020	232%
Total operating expenses	28,001	10,281	17,720	172%	51,560	19,085	32,475	170%

Loss from operations	(27,013)	(9,998)	(17,015)	170%	(55,316)	(19,216)	(36,100)	188%

Other Expense
Interest expense	253	(64)	317	(495)%	241	(142)	383	(270)%
Other income, net	162	52	110	212%	276	127	149	117%
Loss before income taxes	(26,598)	(10,010)	(16,588)	166%	(54,799)	(19,231)	(35,568)	185%

Income tax benefit (expense)	1,009	(41)	1,050	(2561)%	5,816	(87)	5,903	(6785)%
Net Loss	$(25,589)	$(10,051)	$(15,538)	155%	$(48,983)	$(19,318)	$(29,665)	154%

Comparison of the three and six months ended June 30, 2022 and 2021

Revenue

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$20,895	$14,029	$6,866	49%	$43,009	$26,427	$16,582	63%
Professional services	9,123	3,564	5,559	156%	16,032	7,165	8,867	124%
Hosted services	12,391	4,084	8,307	203%	20,727	7,245	13,482	186%
Total revenue	$42,409	$21,677	$20,732	96%	$79,768	$40,837	$38,931	95%

Total revenue increased by $20.7 million, or 96%, to $42.4 million for the three months ended June 30, 2022, from $21.7 million for the three months ended June 30, 2021. Total revenue increased by $38.9 million, or 95%, to $79.8 million for the six months ended June 30, 2022, from $40.8 million for the six months ended June 30, 2021. The increase in revenue resulted primarily from an increase in New Units Deployed during 2022 compared to 2021 and from the increased number of cumulative active subscriptions for our hosted services during 2022 compared to 2021, and our acquisition of SightPlan in March 2022.

Our revenue is primarily driven by New Units Deployed and the aggregate number of Units Deployed. We had 60,329 New Units Deployed during the three months ended June 30, 2022, compared to 23,834 New Units Deployed during the same period in 2021, an increase of 36,495 New Units Deployed, or 153%. We had 111,525 New Units Deployed during the six months ended June 30, 2022, compared to 56,320 New Units Deployed during the same period in 2021, an increase of 55,205 New Units Deployed, or 98%. The aggregate number of Units Deployed was 451,010 at June 30, 2022, compared to 211,425 at June 30, 2021.

Hardware revenue increased by $6.9 million, or 49%, to $20.9 million for the three months ended June 30, 2022, from $14.0 million for the three months ended June 30, 2021, primarily attributable to an increase in hardware sales volumes of $7.7 million resulting from the increase in units shipped. Average revenue per unit (“ARPU”) increased 31% to $441.16 for the 2022 period from $337.02 for the 2021 period.

Hardware revenue increased by $16.6 million, or 63%, to $43.0 million for the six months ended June 30, 2022, from $26.4 million for the six months ended June 30, 2021, primarily attributable to an increase in hardware sales volumes of $17.5 million resulting from the increase in units shipped. ARPU increased 18% to $427.49 for the 2022 period from $362.79 for the 2021 period.

Professional services revenue increased by $5.6 million, or 156%, to $9.1 million for the three months ended June 30, 2022, from $3.6 million for the three months ended June 30, 2021. Professional services revenue increased by $8.9 million, or 124%, to $16.0 million for the six months ended June 30, 2022, from $7.2 million for the six months ended June 30, 2021.The increases in both periods were primarily attributable to an increase in New Units Deployed.

Hosted services revenue increased by $8.3 million, or 203%, to $12.4 million for the three months ended June 30, 2022, from $4.1 million for the three months ended June 30, 2021. Hosted services revenue increased by $13.5 million, or 186%, to $20.7 million for the six months ended June 30, 2022, from $7.2 million for the six months ended June 30, 2021.Of the $20.7 million revenue in 2022, $9.0 million is related to hub amortization and $11.7 million is related to SaaS revenue. Revenue increased from hub amortization and SaaS by $4.9 and $8.6 million, respectively, from the six months ended June 30, 2021 to the six months ended June 30, 2022. The increase from both components of hosted services revenue resulted primarily from the increased aggregate number of Units Deployed from 211,425 units at June 30, 2021 to 451,010 units at June 30, 2022. Approximately $1.0 million and $3.2 million of the 2022 increase in SaaS resulted from contributions from iQuue and SightPlan, respectively.

We measure and evaluate Committed Units to assess the general health and trajectory of our business operations and growth. As of June 30, 2022 and June 30, 2021, SmartRent had 780,036 and 606,455 Committed Units, respectively. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and accordingly are a subset of Committed Units. We had 59,306 and 38,812 Units Booked during the three months ended June 30, 2022 and 2021, respectively. We had 150,788 and 84,348 Units Booked during the six months ended June 30, 2022 and 2021, respectively.

Cost of Revenue

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue
Hardware	$20,951	$12,514	$8,437	67%	$42,809	$24,657	$18,152	74%
Professional services	14,115	6,274	7,841	125%	29,282	11,734	17,548	150%
Hosted services	6,355	2,606	3,749	144%	11,433	4,577	6,856	150%
Total cost of revenue	$41,421	$21,394	$20,027	94%	$83,524	$40,968	$42,556	104%

Total cost of revenue increased by $20.0 million, or 94%, to $41.4 million for the three months ended June 30, 2022, from $21.4 million for the three months ended June 30, 2021. Total cost of revenue increased by $42.6 million, or 104%, to $83.5 million for the six months ended June 30, 2022, from $41.0 million for the six months ended June 30, 2021. The increase in cost of revenue resulted primarily from an increase in the volume of sales and New Units Deployed of our smart home hardware devices, increased third-party direct labor costs, and the increased number of active subscriptions for our software service applications.

Hardware cost of revenue increased by $8.4 million, or 67%, to $21.0 million for the three months ended June 30, 2022, from $12.5 million for the three months ended June 30, 2021. This increase in hardware cost of revenue was primarily attributable to approximately $7.3 million resulting from greater sales volumes and an increase of approximately $0.8 million for indirect personnel-related costs for the three months ended June 30, 2022.

Hardware cost of revenue increased by $18.2 million, or 74%, to $42.8 million for the six months ended June 30, 2022, from $24.7 million for the six months ended June 30, 2021. This increase in hardware cost of revenue was primarily attributable to approximately $14.3 million resulting from greater sales volumes and an increase of approximately $2.0 million for indirect personnel-related costs for the six months ended June 30, 2022.

Professional services cost of revenue increased by $7.8 million, or 125%, to $14.1 million for the three months ended June 30, 2022, from $6.3 million for the three months ended June 30, 2021. The increase in professional services cost of revenue is primarily attributable to approximately $4.5 million resulting from an increase in New Units Deployed and related services provided, including third-party direct labor costs. Direct personnel-related costs, and related travel costs, increased by $3.0 million as we increased our professional services staff to increase our capacity to deploy units in anticipation of increased sales volumes.

Professional services cost of revenue increased by $17.5 million, or 150%, to $29.3 million for the six months ended June 30, 2022, from $11.7 million for the six months ended June 30, 2021. The increase in professional services cost of revenue is primarily attributable to approximately $10.2 million resulting from an increase in New Units Deployed and related services provided, including third-party direct labor costs. Direct personnel-related costs, and related travel costs, increased by $6.6 million as we increased our professional services staff to increase our capacity to deploy units in anticipation of increased sales volumes.

Hosted services cost of revenue increased by $3.7 million, or 144%, to $6.4 million for the three months ended June 30, 2022, from $2.6 million for the three months ended June 30, 2021. Hosted services cost of revenue increased by $6.9 million, or 150%, to $11.4 million for the six months ended June 30, 2022, from $4.6 million for the six months ended June 30, 2021. The increase in both periods resulted from the increase in the aggregate number of Units Deployed and the resulting increase in hub amortization and the number of active subscriptions for our software service applications.

Operating Expenses

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
					(dollars in thousands)
Research and development	$8,030	$4,083	$3,947	97%	$14,476	$7,176	$7,300	102%
Sales and marketing	6,139	2,392	3,747	157%	11,301	4,146	7,155	173%
General and administrative	13,832	3,806	10,026	263%	25,783	7,763	18,020	232%

Research and development expenses increased by $3.9 million, or 97%, to $8.0 million for the three months ended June 30, 2022, from $4.1 million for the three months ended June 30, 2021, resulting primarily from approximately $3.2 million of personnel-related expenses, as we increased our research and development staff, and an increase in stock-based compensation of $0.9 million. We believe that our personnel-related expenses will continue to increase in future periods as we continue to develop new applications and enhance existing products and solutions including the expenses in connection with SightPlan's operations.

Research and development expenses increased by $7.3 million, or 102%, to $14.5 million for the six months ended June 30, 2022, from $7.2 million for the six months ended June 30, 2021, resulting primarily from approximately $5.2 million of personnel-related expenses, as we increased our research and development staff, and an increase in stock-based compensation of $1.7 million.

Sales and marketing expenses increased by $3.7 million, or 157%, to $6.1 million for the three months ended June 30, 2022, from $2.4 million for the three months ended June 30, 2021, resulting primarily from approximately $2.2 million of increased personnel-related expenses as we increased our sales and marketing staff, and an increase in stock-based compensation of $0.6 million. We believe that our sales and marketing expenses will continue to increase in future periods as we continue to expand our sales and marketing efforts to increase sales with existing customers and initiate business with new customers. We had 59,306 and 38,812 Units Booked during the three months ended June 30, 2022 and 2021, respectively.

Sales and marketing expenses increased by $7.2 million, or 173%, to $11.3 million for the six months ended June 30, 2022, from $4.1 million for the six months ended June 30, 2021, resulting primarily from approximately $4.1 million of increased personnel-related expenses as we increased our sales and marketing staff, an increase in stock-based compensation of $1.1 million and an increase in conferences and trade shows of $0.7 million. As of June 30, 2022, our total number of customers was

447 customers, including 129 unique SightPlan customers. The number of SmartRent customers increased by 136, or 75%, to 318 at June 30, 2022, from 182 at June 30, 2021. We had 150,788 and 84,348 Units Booked during the six months ended June 30, 2022 and 2021, respectively.

For the three months ended June 30, 2022, general and administrative expenses increased by $10.0 million, or 263%, to $13.8 million from $3.8 million for the three months ended June 30, 2021, resulting primarily from approximately $3.7 million in personnel-related expenses, stock-based compensation of $1.9 million, business insurance of $1.8 million, primarily related to Directors and Officers insurance, and intangible assets amortization of $1.0 million, related to the acquisitions of SightPlan and iQuue. We expect our general and administrative expenses to increase in future periods as we incur expenses to support the anticipated growth of our business, and the significant accounting, legal, and compliance infrastructure required to operate as a public company.

For the six months ended June 30, 2022, general and administrative expenses increased by $18.0 million, or 232%, to $25.8 million from $7.8 million for the six months ended June 30, 2021, resulting primarily from approximately $6.1 million in personnel-related expenses, stock-based compensation of $3.7 million, business insurance of $3.5 million, primarily related to Directors and Officers insurance, and third-party consultants of $1.8 million, of which $642 was related to the SightPlan acquisition.

Other Expenses

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
					(dollars in thousands)
Interest income, net	$253	$(64)	$317	495%	$241	$(142)	$383	270%
Other income, net	162	52	110	212%	276	127	149	117%

Interest income, net increased by $0.3 million or 495%, to $0.3 million for the three months ended June 30, 2022, from $(64) thousand for the three months ended June 30, 2021. Interest income, net increased by $0.4 million or 270%, to $0.2 million for the six months ended June 30, 2022, from $(0.1) million for the six months ended June 30, 2021. The increase in net interest income in both periods is primarily attributable to interest earned on interest-bearing cash balances which were higher in the three and six months ended June 30, 2022 as compared to corresponding periods in 2021.

Other income, net increased to $0.2 million, or 212% for the three months ended June 30, 2022, from $0.1 million of other income, net for the three months ended June 30, 2021, primarily due to foreign currency adjustments. Other income, net increased to $0.3 million, or 117% for the six months ended June 30, 2022, from $0.1 million of other income, net for the six months ended June 30, 2021, primarily due to foreign currency adjustments.

Income Taxes

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
					(dollars in thousands)
Loss before income taxes	$(26,598)	$(10,010)	$(16,588)	166%	$(54,799)	$(19,231)	$(35,568)	185%
Income tax benefit (expense)	1,009	(41)	1,050	(2561)%	5,816	(87)	5,903	(6785)%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets at June 30, 2022, and June 30, 2021. As of June 30, 2022, we had $183.3 million of U.S. federal and $200.7 million of state gross net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire on varying dates for state tax purposes. The income tax benefit is related to the valuation allowance release due to deferred tax liabilities from the SightPlan acquisition.

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

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Net loss	$(25,589)	$(10,051)	$(48,983)	$(19,318)
Interest income, net	(253)	64	(241)	142
Provision for income taxes	(1,009)	41	(5,816)	87
Depreciation and amortization	1,227	93	1,636	173
EBITDA	(25,624)	(9,853)	(53,404)	(18,916)
Stock-based compensation	3,823	428	7,346	855
Non-employee warrant expense	21	167	238	399
Compensation expense in connection with acquisitions	1,830	-	2,109	-
Other non-recurring acquisition expenses	119	-	739	-
Adjusted EBITDA	$(19,831)	$(9,258)	$(42,972)	$(17,662)

Liquidity and Capital Resources

Sources of Liquidity

Debt Issuances

As of June 30, 2022, we had cash and cash equivalents of $255.0 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds we received through the private issuance of our convertible SmartRent preferred stock, the net proceeds received as a result of the Business Combination, payments collected from sales to our customers, and proceeds from a Revolving Facility (defined below), convertible notes and Term Loan Facility (defined below). The term of our Revolving Facility matured in August 2021, and we extended the maturity of the Revolving Facility through December 2021, at which time, we revised the Revolving Facility and entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for advances from the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus an applicable margin, subject to a floor of 0.00%. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) Federal Funds Effective Rate plus an applicable margin, or (iii) 3.25%. As of December 31, 2021, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 0.10% and 0.50%, respectively. The Senior Revolving Facility is secured by substantially all of the Company’s assets and guaranteed by each of the Company’s material domestic subsidiaries.

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

In August 2019, we entered into a loan and security agreement for a credit facility (the “Credit Facility”). The Credit Facility provided $15.0 million of borrowing capacity and consisted of a $10.0 million revolving line of credit (the “Revolving Facility”), which matured in December 2021 and a $5.0 million term loan (the “Term Loan Facility”), which was to mature in November 2023. In December 2021, the balance of the Term Loan Facility was repaid, we revised the Credit Facility and entered into the Senior Revolving Facility.

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

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $203.6 million as of June 30, 2022. We may require additional capital to continue our operations in future periods. We expect to incur expenses related to non-cancellable contractual obligations such as from our operating leases.

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

Cash Flow Summary - Six Months Ended June 30, 2022 and 2021

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2022	2021
	(dollars in thousands)
Net cash (used in) provided by
Operating activities	$(36,680)	$(18,684)
Investing activities	(129,423)	(340)
Financing activities	(2,906)	33,964

Operating Activities

For the six months ended June 30, 2022, our operating activities used $36.7 million in cash resulting primarily from our net loss of $49.0 million, partially offset by $5.9 million of non-cash expenses and $6.1 million provided by changes in our operating assets and liabilities. Changes in our operating assets and liabilities primarily resulted from a $29.1 million increase in deferred revenue, an $8.8 million increase in accounts payable, and a $4.0 million decrease in prepaid expenses and other assets, partially offset by a $26.2 million increase in inventory, a $6.9 million increase in deferred cost of revenue, and $3.7 million decrease in accrued expenses and other liabilities. Non-cash expenses consisted primarily of stock-based compensation of $7.3 million, compensation expense related to acquisitions of $2.1 million and depreciation and amortization of $1.6 million, partially offset by a deferred tax benefit of $5.9 million resulting from the SightPlan acquisition.

For the six months ended June 30, 2021, our operating activities used $18.7 million in cash resulting primarily from our net loss of $19.3 million, which was partially offset by $1.9 million of non-cash expenses consisting primarily of $0.9 of stock-based compensation, and $0.4 million for non-employee warrant expenses. For the six months ended June 30, 2021, $1.3 million was used by changes in our operating assets and liabilities resulting primarily from an increase of $21.2 million in deferred revenue. This was partially offset by a $7.8 million increase in prepaid expenses and other assets, $6.2 million increase in accounts receivable, $4.3 million increase in inventory, and $4.2 million increase in deferred cost of revenue.

Investing Activities

For the six months ended June 30, 2022, we used $129.4 million of cash for investing activities, resulting primarily from $129.0 million used for the SightPlan acquisition, net of cash acquired.

For the six months ended June 30, 2021, we used $0.3 million of cash for investing activities, primarily related to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2022, our financing activities used $2.9 million of cash primarily for taxes paid related to net share settlements of stock-based compensation awards.

For the six months ended June 30, 2021, our financing activities provided $34.0 million of cash consisting primarily of convertible preferred stock issued of $34.8 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Interest Rate Risk

As of June 30, 2022, we had cash, cash equivalents, and restricted cash of approximately $263.2 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a negative material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of June 30, 2022 and December 31, 2021, and results of operations and cash flows for the periods ending June 30, 2022 and 2021.

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

Item 1A – Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of risks and uncertainties relating to our business following the Business Combination, please see the section titled "Risk Factors" in our Annual Report on 10-K filed with the SEC on March 25, 2022. There have been no material changes to the risk factors disclosed therein.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

None.

PART IV

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Merger Agreement, dated as of April 21, 2021, by and among the Company, Merger Sub and Legacy SmartRent.	8-K	2.1	April 22, 2021
2.2	Amendment No. 1 to Merger Agreement, dated as of July 23, 2021, by and among the Company, Merger Sub and Legacy SmartRent.	8-K	2.1	July 26, 2021
2.3	Merger Agreement, dated as of March 21, 2022, by and among the Company, Atlas Merger Corp., SightPlan Holdings, Inc., and Joseph Westlake.	10-Q	2.3	May 11, 2022
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request. Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August 2022.

SmartRent, Inc.

By:	/s/ Lucas Haldeman

Lucas Haldeman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hiroshi Okamoto

Hiroshi Okamoto
Chief Financial Officer
(Principal Financial Officer)