Form 10-Q
period 2022-09-30
SmartRent, Inc.
filed 2022-11-10
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, there were 198,348,473 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements contained in this Report, other than statements of historical fact, are forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, and expansion plans and opportunities. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely” and similar expressions, and the negatives of these expressions, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations and business strategy.

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
•
attract, train, and retain effective officers, key employees and directors;
•
develop, design, manufacture, and sell products and services that are differentiated from those of competitors;
•
continue to develop new products and innovations to meet constantly evolving customer demands;
•
accelerate adoption of our products and services;
•
realize the benefits expected from our acquisitions;
•
acquire or make investments in other businesses, patents, technologies, products or services to grow the business;
•
successfully pursue, defend, resolve or anticipate the outcome of pending or future litigation matters;
•
manage risks associated with operational changes in response to the COVID-19 pandemic (including any emerging variant strains, "COVID-19";
•
comply with laws and regulations applicable to our business, including privacy regulations;
•
anticipate the significance and timing of contractual obligations; and
•
maintain key strategic relationships with partners and distributors.

You should not rely on forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason after the date of this Report or to conform these statements to actual results or to changes in our expectations. You should read this Report and the documents that we reference in this Report and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Unless the context indicates otherwise, the terms “SmartRent,” the “Company,” “we,” “us,” and “our” as used in this Report refer to SmartRent, Inc., a Delaware corporation, and its subsidiaries taken as a whole.

Item 1 - Financial Statements

SMARTRENT, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$210,112	$430,841
Restricted cash, current portion	6,810	1,268
Accounts receivable, net	64,085	45,486
Inventory	61,258	33,208
Deferred cost of revenue, current portion	12,501	7,835
Prepaid expenses and other current assets	8,776	17,369
Total current assets	363,542	536,007
Property and equipment, net	1,981	1,874
Deferred cost of revenue	24,048	18,334
Goodwill	117,889	12,666
Intangible assets, net	32,168	3,590
Other long-term assets	11,510	7,212
Total assets	$551,138	$579,683

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,474	$6,149
Accrued expenses and other current liabilities	28,522	22,234
Deferred revenue, current portion	63,840	42,185
Total current liabilities	97,836	70,568
Deferred revenue	64,329	53,412
Other long-term liabilities	7,104	6,201
Total liabilities	169,269	130,181

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 and 50,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares of preferred stock issued and outstanding as of September 30, 2022 and December 31, 2021	-	-

Stockholders' equity
Common stock, $0.0001 par value; 500,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 198,260 and 193,864 shares issued and outstanding as of September 30, 2022 and December 31, 2021	20	19
Additional paid-in capital	612,459	604,077
Accumulated deficit	(229,536)	(154,603)
Accumulated other comprehensive (loss) income	(1,074)	9
Total stockholders' equity	381,869	449,502
Total liabilities, convertible preferred stock and stockholders' equity	$551,138	$579,683

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

Consolidated Statements of Operations AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue
Hardware	$26,683	$22,025	$69,692	$48,452
Professional services	7,478	8,180	23,510	15,345
Hosted services	13,341	4,927	34,068	12,172
Total revenue	47,502	35,132	127,270	75,969

Cost of revenue
Hardware	25,417	24,565	68,226	49,222
Professional services	14,386	14,115	43,668	25,849
Hosted services	6,516	3,240	17,949	7,817
Total cost of revenue	46,319	41,920	129,843	82,888

Operating expense
Research and development	7,610	6,881	22,086	14,057
Sales and marketing	4,901	4,948	16,202	9,094
General and administrative	15,337	7,910	41,120	15,673
Total operating expense	27,848	19,739	79,408	38,824

Loss from operations	(26,665)	(26,527)	(81,981)	(45,743)

Interest income (expense), net	506	(57)	747	(199)
Other income (expense), net	290	(58)	566	69
Loss before income taxes	(25,869)	(26,642)	(80,668)	(45,873)

Income tax (expense) benefit	(81)	(43)	5,735	(130)
Net loss	(25,950)	(26,685)	(74,933)	(46,003)
Other comprehensive loss
Foreign currency translation adjustment	(493)	(69)	(1,083)	(134)
Comprehensive loss	$(26,443)	$(26,754)	$(76,016)	$(46,137)
Net loss per common share
Basic and diluted	$(0.13)	$(0.31)	$(0.38)	$(1.31)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	196,486	85,273	195,090	35,181

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

Consolidated statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity

Balance, December 31, 2021	-	$-	193,864	$19	$604,077	$(154,603)	$9	$449,502
Stock-based compensation					3,523			3,523
Common stock warrants issued to customers as consideration					2			2
Common stock warrants related to marketing expense					217			217
Reverse recapitalization, net of transaction costs					(70)			(70)
Exercise of options			131		62			62
ESPP Purchases			75		488			488
Net loss						(23,394)		(23,394)
Other comprehensive loss							(183)	(183)
Balance, March 31, 2022	-	-	194,070	19	608,299	(177,997)	(174)	430,147
Stock-based compensation					3,823			3,823
Tax withholdings related to net share settlement of equity awards			(658)	-	(3,389)			(3,389)
Issuance of common stock upon vesting of equity awards			2,151	1				1
Common stock warrants issued to customers as consideration					19			19
Exercise of options			70	-				-
Net settlement related to exercise of options			(5)					-
Exercise of warrants			1,874	-	3			3
Net loss						(25,589)		(25,589)
Other comprehensive loss							(407)	(407)
Balance, June 30, 2022	-	-	197,502	20	608,755	(203,586)	(581)	404,608
Stock-based compensation	-	-	-		3,272			3,272
Tax withholdings related to net share settlement of equity awards			(136)		(380)			(380)
Issuance of common stock upon vesting of equity awards			497					-
Common stock warrants issued to customers as consideration				-	51			51
Exercise of options			264		124			124
ESPP Purchase			133		637			637
Net Loss						(25,950)		(25,950)
Other comprehensive loss							(493)	(493)
Balance, September 30, 2022	-	$-	198,260	$20	$612,459	$(229,536)	$(1,074)	$381,869

SMARTRENT, INC.

Consolidated statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity (Deficit)
Balance, December 31, 2020	21,458	$111,432	2,124	$-	$4,157	$(82,642)	$235	$(78,250)
Retroactive application of exchange ratio	83,364		8,252
Balance, December 31, 2020 as adjusted	104,822	111,432	10,376	-	4,157	(82,642)	235	(78,250)
Stock-based compensation					427			427
Issuance of Series C Convertible Preferred Stock	16,404	34,793
Common stock warrants issued to customers as consideration	-	-			22			22
Common stock warrants related to marketing expense			-		210			210
Exercise of warrants			2,457		5			5
Net loss						(9,267)		(9,267)
Other comprehensive loss							(128)	(128)
Balance, March 31, 2021	121,226	146,225	12,833	-	4,821	(91,909)	107	(86,981)
Stock-based compensation					428			428
Common stock warrants issued to customers as consideration					18			18
Common stock warrants related to marketing expense					149			149
Net loss						(10,051)		(10,051)
Other comprehensive income							63	63
Balance, June 30, 2021	121,226	$146,225	12,833	$-	$5,416	$(101,960)	$170	$(96,374)
Conversion of Convertible Preferred Stock to Common Stock	(121,226)	$(146,225)	121,226	13	146,212			146,225
Reverse recapitalization, net of transaction costs			59,657	6	444,763			444,769
Stock-based compensation					4,307			4,307
Redemption of warrants			148
Common stock warrants issued to customers as consideration					64			64
Common stock warrants related to marketing expense					184			184
Net loss						(26,685)		(26,685)
Other comprehensive loss							(69)	(69)
Balance, September 30, 2021	-	$-	193,864	$19	$600,946	$(128,645)	$101	$472,421

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,933)	$(46,003)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,876	303
Amortization of debt discount	-	12
Asset Impairment	2,441	-
Non-employee warrant expense	289	647
Provision for warranty expense	-	5,928
Non-cash lease expense	1,050	327
Stock-based compensation related to acquisition	607	607
Stock-based compensation	10,011	4,555
Compensation expense related to acquisition	3,450	-
Change in fair value of earnout related to acquisition	344	-
Deferred tax benefit	(5,889)	-
Non-cash interest expense	72	-
Provision for excess and obsolete inventory	16	50
Provision for doubtful accounts	196	122
Change in operating assets and liabilities
Accounts receivable	(17,582)	(12,260)
Inventory	(28,379)	(5,010)
Deferred cost of revenue	(10,380)	(5,995)
Prepaid expenses and other assets	3,009	(18,029)
Accounts payable	(331)	5,110
Accrued expenses and other liabilities	32	(1,925)
Deferred revenue	31,955	30,170
Lease liabilities	(902)	(354)
Net cash used in operating activities	(82,048)	(41,745)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for SightPlan acquisition, net of cash acquired	(128,953)	-
Purchase of property and equipment	(802)	(851)
Payment for loan receivable	-	(2,000)
Net cash used in investing activities	(129,755)	(2,851)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan	-	(1,251)
Proceeds from warrant exercise	3	5
Proceeds from options exercise	186	-
Proceeds from ESPP purchases	1,125	-
Taxes paid related to net share settlements of stock-based compensation awards	(3,769)	-
Convertible preferred stock issued	-	35,000
Payments of convertible stock transaction costs	-	(207)
Proceeds from business combination and private offering	-	500,628
Payments for business combination and private offering transaction costs	(70)	(55,644)
Net cash (used in) provided by financing activities	(2,525)	478,531
Effect of exchange rate changes on cash and cash equivalents	(859)	(51)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(215,187)	433,884
Cash, cash equivalents, and restricted cash - beginning of period	432,604	38,618
Cash, cash equivalents, and restricted cash - end of period	$217,417	$472,502

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$210,112	$472,502
Restricted cash, current portion	6,810	-
Restricted cash, included in other long-term assets	495	-
Total cash, cash equivalents, and restricted cash	$217,417	$472,502

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

Consolidated Statements of Cash Flows - CONTINUED

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2022	2021
Supplemental disclosure of cash flow information
Interest paid	$146	$197
Cash paid for income taxes	$110	$90
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	$128	$297
Acquisition consideration held in escrow	$850	$-

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

•
The shares of FWAA Class B Common Stock held by Fifth Wall Acquisition Sponsor, LLC (“Sponsor”) and FWAA’s independent directors automatically converted to 8,625 shares of Common Stock; and
•
Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors purchased an aggregate of 15,500 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $155,000 (the “PIPE Investment”). At the closing of the Business Combination, the Company consummated the PIPE Investment.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Consolidated Balance Sheet at December 31, 2021 has been derived from the audited consolidated financial statements as of December 31, 2021, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 25, 2022. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Consolidated Financial Statements related to the three and nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any future period.

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

Impact of COVID-19

The extensive impact caused by the COVID-19 pandemic has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory, and lasting impact. In an effort to mitigate the spread of COVID-19, a number of countries, states, and other jurisdictions have imposed, and may impose in the future, various measures, including travel restrictions and quarantines. These measures have and could continue to contribute to a general slowdown in the global economy, adversely impact the Company's customers, employees, third-party suppliers, logistics providers and other business partners, and otherwise disrupt its operations.

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

Cash and Cash Equivalents

The Company considers financial instruments with an original maturity of three months or less to be cash and cash equivalents. The Company maintains cash and cash equivalents at multiple financial institutions, and, at times, these balances exceed federally insurable limits. As a result, there is a concentration of credit risk related to amounts on deposit. The Company believes any risks are mitigated through the size and security of the financial institution at which its cash balances are held.

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and hosted services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for doubtful accounts on the Consolidated Balance Sheets. The allowance for doubtful accounts totaled $553 and $357 as of September 30, 2022, and December 31, 2021, respectively. The provision for doubtful accounts is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss; the provision for doubtful accounts totaled $196 for both the three and nine months ended September 30, 2022. The provision for doubtful accounts totaled $149 and $122 for the three and nine months ended September 30, 2021, respectively. There were no material write-offs of accounts receivable deemed uncollectable for the three and nine months ended September 30, 2022 and 2021. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for doubtful accounts based on a combination of factors, which include the nature of relationship and the prior experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts. Actual collections of accounts receivable could differ from management’s estimates.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Consolidated Balance Sheet date. The significant customers of the Company are also limited partners of an investor in the Company with approximately 13% and 22% ownership as of September 30, 2022 and December 31, 2021 respectively. The investor does not exert control or influence on these limited partners and, as such these limited partners do not meet the definition of related parties of the Company. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of		For the three months ended		For the nine months ended
	September 30, 2022	December 31, 2021	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Customer A	*	*	*	18%	13%	16%
Customer B	*	15%	*	*	*	*
Customer C	*	*	*	17%	12%	*
Customer D	18%	*	13%	*	*	*

* Total less than 10% for the respective period

Goodwill

Goodwill represents the excess of cost over net assets of the Company's completed business combinations. The Company tests for potential impairment of goodwill on an annual basis in November to determine if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. Qualitative factors are considered first to determine if performing a quantitative test is necessary. No goodwill impairment has been recorded as of September 30, 2022.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Warranty Allowance

The Company provides its customers with limited service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended September 30, 2022 and 2021, warranty expense included in cost of hardware revenue was $488 and $6,011, respectively. For the nine months ended September 30, 2022 and 2021, warranty expense included in cost of hardware revenue was $1,145 and $6,399, respectively. As of September 30, 2022, and December 31, 2021, the Company’s warranty allowance was $3,068 and $6,106, respectively.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. During the year ended December 31, 2021, the Company identified additional deficient batteries, and while the number of deficient batteries is less than one percent of the total number of all batteries deployed, the Company has elected to replace such batteries from previously deployed hardware devices. As of September 30, 2022, and December 31, 2021, $1,694 and $4,732, respectively, is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

Convertible Preferred Stock

The Company assessed the provisions of Legacy SmartRent’s convertible preferred stock including redemption rights, dividends and voting rights to determine the appropriate classification. The Company determined that Legacy SmartRent’s shares of convertible preferred stock are appropriately classified as mezzanine equity because they were contingently redeemable into cash upon the occurrence of an event not solely within Legacy SmartRent’s control. When it is probable that a convertible preferred share will become redeemable, adjustments are recorded to adjust the carrying values. No such adjustments have been recorded during the three or nine months ended September 30, 2022 or year ended December 31, 2021. As a result of the Business Combination, each share of Legacy SmartRent convertible preferred stock and common stock was converted into the right to receive approximately 4.8846 shares of the Company’s Common Stock. Refer to Note 7, Convertible Preferred Stock and Equity.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2022 or year ended December 31, 2021, respectively. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

The Company may enter into contracts that contain multiple distinct performance obligations. The transaction price for a typical arrangement includes the price for: smart home hardware devices, which devices currently consist of door-locks, thermostats, sensors and light switches; a central connected device, which integrates its proprietary enterprise software with third-party smart devices (“Hub Device”); professional services; and a subscription for use of our proprietary software. The Company considers delivery for each of the hardware, professional services and the combination of the Hub Device with proprietary software (the “hosted services”) to be separate performance obligations. Generally, the Hub Device and the software subscription are not sold separately. The hardware performance obligation includes the delivery of smart home hardware devices and certain Hub Devices, with features that function independently without subscription to the Company’s proprietary software. The professional services performance obligation includes the services to install the hardware. The hosted services performance obligation provides a subscription that allows the customer access to software during the contracted-use term when the promised service is provided to the customer. Contracts containing certain Hub Devices, which only function with the subscription to the Company’s proprietary software and related hosting services, are considered a single performance obligation. The Company partners with several manufacturers to offer a range of compatible hardware products for its customers. The Company maintains control of the hardware purchased from manufacturers prior to it being transferred to the customer. The Company has discretion in establishing the price the customer will pay for the good or service. Consequently, the Company is primarily responsible for fulfilling the promise to provide the product and the Company is considered the principal in these arrangements.

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

•
Hardware Revenue

Hardware revenue results from the direct sale to customers of hardware smart home devices, which devices generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches. These hardware devices provide features that function independently without subscription to the Company's proprietary software, and the performance obligation for hardware revenue is considered satisfied and revenue is recognized at a point in time when the hardware device is shipped to the customer. Certain Hub Devices do not function independently without the subscription, and therefore, revenue for those devices is recognized in Hosted Services as discussed below in "Hosted Services Revenue". The Company generally provides a one-year warranty period on hardware devices that are delivered and installed. The cost of the warranty is recorded as a component of cost of hardware revenue.

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

•
Hosted Services Revenue

Hosted services revenue primarily consists of monthly subscription revenue generated from fees that provide customers’ access to one or more of the Company’s proprietary software applications including access controls, asset monitoring and related services. These subscription arrangements have contractual terms typically ranging from one-month to seven-years and include recurring fixed plan subscription fees. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

The Company also sells Hub Devices that function only with the subscription to the Company’s proprietary software applications and related hosting services and is sold only on an integrated basis with the subscription to the software. The Company considers those devices and hosting services subscription a single performance obligation and therefore defers the recognition of revenue for those devices upon shipment to the customer. The revenue is then amortized over its average service life. Other Hub Devices operate together with the proprietary software, but also provide features with stand-alone functionality without subscription to the Company’s proprietary software, and the performance obligation for hardware revenue is considered satisfied and revenue is recorded at the point in time when the Hub Device is shipped to the customer. When a Hub Device is included in a contract that does not require a long-term service commitment, the customer obtains a material right to renew the service because purchasing a new device is not required upon renewal. If a contract contains a material right, proceeds are allocated to the material right and recognized over the period of benefit, which is generally four years.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Cost of Revenue

Cost of revenue consists primarily of direct costs of products and services together with the indirect cost of estimated warranty expense and customer care and support over the life of the service arrangement.

•
Hardware

Cost of hardware revenue consists primarily of direct costs of proprietary products, such as the Hub Device, hardware devices, supplies purchased from third-party providers, and shipping costs together with, indirect costs related to warehouse facilities (including depreciation and amortization of capitalized assets and right-of-use assets), infrastructure costs, personnel-related costs associated with the procurement and distribution of products and warranty expenses together with the indirect cost of customer care and support.

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

•
Hosted Services

Cost of hosted services revenue consists primarily of the amortization of the direct costs of certain Hub Devices consistent with the revenue recognition period noted above in "Hosted Services Revenue" and infrastructure costs associated with providing software applications together with the indirect cost of customer care and support over the life of the service arrangement.

Deferred Cost of Revenue

Deferred cost of revenue includes all direct costs included in cost of revenue for hosted services and certain Hub Devices that have been deferred to future periods.

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings and are expensed as incurred.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $97 and $235 of advertising expenses for the three months ended September 30, 2022 and 2021, respectively. The Company incurred $237 and $635 of advertising expenses for the nine months ended September 30, 2022, and 2021, respectively.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $7,853 and $8,629 of assets outside the United States at September 30, 2022, and December 31, 2021, respectively.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Upon the adoption of this update, contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination will be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers as if the acquirer had originated the contracts, which would generally result in an acquirer recognizing and measuring acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The Company adopted ASU 2021-08 on October 1, 2021, prior to the acquisition of iQuue and SightPlan. Therefore, iQuue's and SightPlan’s historical deferred revenue balances, as of their respective acquisition dates, have been included in the purchase price allocations in accordance with ASU 2021-08.

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of September 30, 2022			As of December 31, 2021
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$210,112	$-	$210,112	$430,841	$-	$430,841
Restricted cash	Level 1	7,305	-	7,305	1,763	-	1,763
Total		$217,417	$-	$217,417	$432,604	$-	$432,604

		As of September 30, 2022		As of December 31, 2021
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$5,574	$5,574	$5,230	$5,230
Total liabilities		$5,574	$5,574	$5,230	$5,230

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the nine months ended September 30, 2022 and year ended December 31, 2021 are as follows.

	As of
	September 30, 2022	December 31, 2021
Balance at beginning of period	$5,230	$-
Fair value adjustment of acquisition earnout payment	344	5,230
Balance at end of period	$5,574	$5,230

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of September 30, 2022 and December 31, 2021. The Company determined there was an increase of $344 in the fair value of the earnout due to changes to discount and volatility rates during the three months ended September 30, 2022 and therefore, recorded this adjustment in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss. See Note 13 for more information regarding the earnout payment.

	As of
	September 30, 2022	December 31, 2021
Discount Rate	9.70%	3.50%
Volatility	45.00%	24.80%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue by geography
United States	$47,098	$34,247	$125,478	$74,108
International	404	885	1,792	1,861
Total revenue	$47,502	$35,132	$127,270	$75,969

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue by type
Hardware	$26,683	$22,025	$69,692	$48,452
Professional services	7,478	8,180	23,510	15,345
Hosted services	13,341	4,927	34,068	12,172
Total revenue	$47,502	$35,132	$127,270	$75,969

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Remaining Performance Obligations

Advance payments received from customers are recorded as deferred revenue and are recognized upon the completion of related performance obligations over the period of service. Advance payments for certain Hub Devices are recorded as deferred revenue and recognized over its average in-service life. Advance payments received from customers for subscription services are recorded as deferred revenue and recognized over the term of the subscription. A summary of the change in deferred revenue is as follows.

	For the nine months ended September 30,
	2022	2021
Deferred revenue balance as of January 1	$95,597	$53,501
Revenue recognized from balance of deferred revenue at the beginning of the period	(6,864)	(3,992)
Revenue deferred during the period	30,247	18,420
Revenue recognized from revenue originated and deferred during the period	(2,208)	(3,922)
Deferred revenue balance as of March 31	116,772	64,007
Revenue recognized from balance of deferred revenue at the beginning of the period	(11,051)	(3,270)
Revenue deferred during the period	23,879	17,346
Revenue recognized from revenue originated and deferred during the period	(4,155)	(3,578)
Deferred revenue balance as of June 30	125,445	74,505
Revenue recognized from balance of deferred revenue at the beginning of the period	(9,823)	(6,185)
Revenue deferred during the period	15,998	19,001
Revenue recognized from revenue originated and deferred during the period	(3,451)	(2,640)
Deferred revenue balance as of September 30	$128,169	$84,681

As of September 30, 2022, the Company expects to recognize 49% of its total deferred revenue within the next 12 months, 21% of its total deferred revenue between 13 and 36 months, 27% between 37 and 60 months. Any deferred revenue expected to be recognized beyond five years is immaterial.

Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	September 30, 2022	December 31, 2021
Finished Goods	$59,965	$33,007
Raw Materials	1,293	201
Total inventory	$61,258	$33,208

We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. There were no write-downs recorded for the three or nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, we recorded write-downs of $206 and $333, respectively.

Prepaid expenses and other current assets consisted of the following.

	September 30, 2022	December 31, 2021
Prepaid expenses	$5,185	$15,084
Other current assets	3,591	2,285
Total prepaid expenses and other current assets	$8,776	$17,369

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

During the three months ended September 30, 2022, prepaid expenses decreased $2.4 million from the previous quarter primarily due to the impairment of prepaid licenses which the Company determined had no future value.

Property and equipment, net consisted of the following.

	September 30, 2022	December 31, 2021
Computer hardware	$1,992	$1,768
Warehouse and other equipment	477	461
Leasehold improvements	687	284
Furniture and fixtures	160	161
Property and equipment, gross	3,316	2,674
Less: Accumulated depreciation	(1,335)	(800)
Total property and equipment, net	$1,981	$1,874

Depreciation expense on all property and equipment was $175 and $130 during the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense on all property, plant and equipment was $535 and $303 during the nine months ended September 30, 2022 and 2021, respectively.

Intangible assets, net consisted of the following.

	September 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(1,223)	$21,767	$3,290	$-	$3,290
Developed technology	10,600	(997)	9,603	300	-	300
Trade name	900	(102)	798	-	-	-
Total intangible assets, net	$34,490	$(2,322)	$32,168	$3,590	$-	$3,590

Amortization expense on all intangible assets was $1,047 and $2,322 for the three and nine months ended September 30, 2022. There was no amortization expense for the three and nine months ended September 30, 2021 as the assets were acquired in December 2021 or thereafter. Accumulated amortization on all intangible assets was $2,322 as of September 30, 2022. There was no accumulated amortization as of December 31, 2021. Total future amortization for finite-lived assets is estimated as follows.

Amortization Expense
2022 - Remaining	$1,046
2023	3,873
2024	3,873
2025	3,873
2026	3,873
Thereafter	15,630
Total	$32,168

Other long-term assets consisted of the following.

	September 30, 2022	December 31, 2021
Operating lease - ROU asset, net	$4,385	$2,927
Restricted cash, long-term portion	495	495
Other long-term assets	6,630	3,790
Total other long-term assets	$11,510	$7,212

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Accrued expenses and other current liabilities consisted of the following.

	September 30, 2022	December 31, 2021
Accrued compensation costs	$11,431	$6,588
Accrued expenses	7,893	4,559
Warranty allowance	3,068	6,106
Other	6,130	4,981
Total accrued expenses and other current liabilities	$28,522	$22,234

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of September 30, 2022. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three and nine months ended September 30, 2022, the Company recorded $34 and $112, respectively, of amortization expense in connection with these costs, which is a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of September 30, 2022, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount.

The Senior Revolving Facility contains certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) engage in certain mergers or consolidations, (ii) sell, lease or transfer all or substantially all of the Company’s assets, (iii) engage in certain transactions with affiliates, (iv) make changes in the nature of the Company’s business and its subsidiaries, and (v) incur additional indebtedness that is secured on a pari passu basis with the Senior Revolving Facility.

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of September 30, 2022, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

As of September 30, 2022 and December 31, 2021, there was no outstanding principal amount under the Senior Revolving Facility.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Warrants

In February 2021, Legacy SmartRent issued 750 warrants to purchase Legacy SmartRent’s common stock as consideration to certain customers. As part of the Business Combination on August 24, 2021, these warrants converted to warrants to purchase 3,663 shares of Common Stock at $0.01 per share pursuant to the Exchange Ratio and remain outstanding. The warrants are exercisable upon issuance until their expiration in February 2031 or earlier upon redemption. The number of warrants issued to these customers is dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer. The fair value of the vested portion of the warrants has been recorded as additional paid in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. For the three months ended September 30, 2022 and 2021 respectively, the Company recorded $51 and $64 as contra-revenue in the Consolidated Statement of Operations and Comprehensive Loss related to these warrants. For the nine months ended September 30, 2022 and 2021 respectively, the Company recorded $72 and $104, as contra-revenue in the Consolidated Statement of Operations and Comprehensive Loss related to these warrants.

In April 2020, in connection with the closing of the second tranche of the Series C preferred stock, Legacy SmartRent issued a warrant to purchase common stock to an investor who participated in the second tranche closing. The warrant represents compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vests based on the number of installed units attained over a measurement period, which expires in April 2023. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder is entitled to purchase 384 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrants using the Black-Scholes-Merton model. As part of the Business Combination on August 24, 2021, these warrants converted to warrants to purchase 1,874 shares of Common Stock pursuant the Exchange Ratio. The remaining warrants fully vested during the three months ended March 31, 2022. The warrants were exercised during the three months ended June 30, 2022. The Company records the associated marketing expense over the service period as the units are installed with an offset to additional paid-in-capital. During the three months ended September 30, 2022, the Company did not recognize sales and marketing expense related to these warrants. During the three months ended September 30, 2021, the Company recognized $184 of sales and marketing expense related to these warrants. During the nine months ended September 30, 2022 and 2021 respectively, the Company recognized $217 and $543 of sales and marketing expense related to these warrants.

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

In March 2019, Legacy SmartRent issued a warrant to purchase common stock to the purchaser of a $2,500 convertible note. The warrant represented compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vested based on the number of installed units attained over a measurement period, which expired in March 2021. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder was entitled to purchase up to 503 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrant using the Black-Scholes-Merton model. The Company recorded the associated marketing expense over the service period as the units were installed with an offset to additional paid-in-capital. These warrants were exercised by the holder in March 2021, which resulted in 503 shares of common stock being issued by Legacy SmartRent. During the three and nine months ended September 30, 2022 and 2021, no sales and marketing expense related to these warrants is in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

Summaries of the Company’s 2018 Stock Plan activity for the nine months ended September 30, 2022 is presented below.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2021	10,457	$0.51	7.96	$95,935
Granted	175	$9.58
Exercised	(131)	$0.47
Cancelled and forfeited	(326)	$0.47
March 31, 2022	10,175	$0.66	7.75	$45,523
Exercised	(70)	$0.47
June 30, 2022	10,105	$0.67	7.50	$39,838
Exercised	(264)	$0.47
Cancelled and forfeited	(170)	$0.47
September 30, 2022	9,671	$0.67	7.24	$16,715
Vested options as of September 30, 2022	8,092	$0.49	7.06	$14,393

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

2021 Equity Incentive Plan

In connection with the Business Combination, the board of directors approved and implemented the SmartRent, Inc. 2021 Equity Incentive Plan. The purpose of the 2021 Plan is to enhance the Company's ability to attract, retain and motivate persons who make, or are expected to make, important contributions to the Company by providing these individuals with equity ownership opportunities and equity-linked compensation opportunities.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The 2021 Plan authorizes the compensation committee to provide incentive compensation in the form of stock options, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2021 Plan, the Company is authorized to issue up to 15,500 shares of stock. As part of the Business Combination on August 24, 2021, the RSUs granted in the 2018 Stock Plan were assumed by the Company and converted to 7,489 restricted stock units pursuant to the Exchange Ratio. In August 2021, 354 RSUs were granted to certain executives and the board of directors at a fair value of $12.10. Non-employee board member RSUs will vest either over one year or three years. The RSUs granted to employees are generally subject to a four-year vesting schedule and all vesting shall be subject to the recipient’s continued employment with the Company or its subsidiaries through the applicable vesting dates. In November 2021, the Company granted 72 RSUs to certain executives pursuant to the 2021 Equity Incentive Plan. These RSUs had a fair value of $12.10 at the time of the grant and will vest over four years. The table below summarizes the activity related to the RSUs.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2021	7,671	$4.98
Granted	1,510	$7.54
Cancelled	(136)	$4.82
March 31, 2022	9,045	$5.29
Granted	387	$4.44
Vested or distributed	(2,153)	$4.56
June 30, 2022	7,279	$5.43
Granted	150	$3.09
Vested or distributed	(497)	$6.02
Forfeited	(916)	$4.72
September 30, 2022	6,016	$5.43

No right to any Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the three and nine months ended September 30, 2022 respectively, stock-based compensation expense of $2,855 and $9,380 was recognized in connection with the vesting of all RSUs. During the three and nine months ended September 30, 2021, stock-based compensation of $3,875 was recognized in connection with the vesting of all RSUs.

Employee Stock Purchase Plan

The Company has the ability to initially issue up to 2,000 shares of Common Stock under the Employee Stock Purchase Plan ("ESPP"), subject to annual increases effective as of January 1, 2022 and each subsequent January 1 through and including January 1, 2030 in an amount equal to the smallest of (i) 1% of the number of shares of the Common Stock outstanding as of the immediately preceding December 31, (ii) 2,000 shares or (iii) such amount, if any, as the Board may determine. During the three and nine months ended September 30, 2022, stock-based compensation expense of $53 and $244 was recognized in connection with the ESPP. No expense related to the ESPP was recognized during the three and nine months ended September 30, 2021.

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Research and development	912	1,400	2,726	1,507
Sales and marketing	188	974	1,317	1,006
General and administrative	2,172	1,933	6,575	2,649
Total	$3,272	$4,307	$10,618	$5,162

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

During the three and nine months ended September 30, 2022, stock-based compensation expense of $205 and $607, respectively, was recognized for 844 shares granted in connection with the Zenith Highpoint, Inc. acquisition and are recorded as a component of general and administrative expense. During the three and nine months ended September 30, 2021, $205 and $607, respectively, of stock-based compensation expense related to these shares was recognized and are recorded as a component of general and administrative expense. As part of the Business Combination on August 24, 2021, these 844 shares converted into 4,123 shares pursuant to the Exchange Ratio.

During the three and nine months ended September 30, 2022, stock-based compensation expense of $159 and $387, respectively, was recognized in connection with the outstanding options. During the three and nine months ended September 30, 2021, stock-based compensation expense of $227 and $680, respectively, was recognized in connection with the vesting of outstanding options.
NOTE 9. INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was (0.31%) and 7.11% for the three and nine months ended September 30, 2022, respectively. The Company's ETR from continuing operations was (0.16%) and (0.28%) for the three and nine months ended September 30, 2021, respectively. The Company’s ETR during the three and nine months ended September 30, 2022 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

The Company recorded net deferred tax liabilities during the nine months ended September 30, 2022, due to the acquisition of SightPlan. Those net deferred tax liabilities provide a source of taxable income to offset future tax deductions from deferred tax assets, and as a result, management reduced the valuation allowance by $5,889 during the nine months ended September 30, 2022 (Note 13).

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

On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) was signed into law in the United States. The Company does not currently expect the Inflation Reduction Act to have a material impact on its financial results, including on its annual estimated effective tax rate or on its liquidity.

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Convertible preferred stock	-	-	-	-
Common stock options and restricted stock units	15,687	25,994	15,687	25,994
Common stock warrants	3,664	4,601	3,664	4,601
Shares subject to repurchase	1,374	2,748	1,374	2,748
Total	20,725	33,344	20,725	33,344

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 11. RELATED-PARTY TRANSACTIONS

During the nine months ended September 30, 2022, the Company incurred marketing expense of $217 in connection with the vesting of warrants held by an investor. There was no such marketing expense incurred during the three months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company incurred marketing expense of $184 and $543, respectively, in connection with the vesting of warrants held by an investor.

The Company incurred consulting expense of $20 included in research and development expenses for the nine months ended September 30, 2022, related to services provided by companies in which one of the Company's executives have control or significant influence. During the three months ended September 30, 2022, the Company did not incur any consulting expenses related to these companies. During the three and nine months ended September 30, 2021, the Company incurred consulting expenses from these companies of $45 and $83, respectively.

On March 22, 2022, the Company purchased all of the outstanding equity interests of SightPlan (see Note 13). One of the Company's directors, through a personal investment vehicle, held an unsecured convertible promissory note in SightPlan (the “SightPlan Convertible Note”). As consideration for the conversion and cancellation of the SightPlan Convertible Note, the director received $458 at the closing of the SightPlan acquisition. The director did not participate in any negotiations, recused himself from all board discussions related to the SightPlan acquisition, and did not vote on the matter.

Entities affiliated with RETV Management, LLC ("RET"), which currently hold more than 5% of the outstanding shares of the Company's Common Stock, held more than 17% of the fully diluted shares outstanding of SightPlan (the “RET SightPlan Holdings”). As consideration for the RET SightPlan Holdings, entities affiliated with RET received $22,271 at the closing of the SightPlan acquisition. None of the Company's executive officers or directors hold any economic interest in RET and RET does not have a designee on the Company's board of directors. Further, RET did not assist the Company with any negotiations or participate in the Company's board discussions related to the SightPlan acquisition.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Liabilities are accrued when it is believed that it is both probable that a liability has been incurred and that the Company can reasonably estimate the amount of the potential loss. The Company does not believe that the outcome of these proceedings or matters will have a material effect on the consolidated financial statements.

The Company entered into an agreement with a supplier in April 2020, as further amended in March 2021, to purchase minimum volumes of certain products through August 2022. Due to significant failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara. On July 26, 2022, the supplier filed a demurrer seeking to dismiss the complaint filed by the Company as well as a cross-complaint against the Company for breach of contract and other allegations. The Company denies the allegations in the supplier’s complaint and does not believe it has any further commitment to the supplier. On October 18, 2022, the supplier’s demurrer was overruled, in part, thus allowing the Company’s claims against the supplier to move forward. The parties are now engaging in discovery. In addition, the Company filed a demurrer to supplier’s cross-complaint on October 31, 2022.

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. The Company had no such accruals as of September 30, 2022 or December 31, 2021.

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

The Company accounted for the iQuue acquisition as a business combination. The preliminary purchase price consisted of $7,213 of cash and restricted cash, estimated fair market value of $5,230 in contingent consideration relating to three earnout payments tied to the attainment of installed unit targets during the period of December 31, 2021 to June 30, 2025, and a Net Working Capital Adjustment of $508 to be paid out 91 days after the acquisition date. On the acquisition date, the Company paid cash of $6,192, and placed $1,021 in escrow accounts. As of September 30, 2022, the current escrow deposits are classified as “Restricted cash, current portion” in the Consolidated Balance Sheets. The Company determines current or non-current classification based on the expected duration of the restriction. The maximum value of the earnout payments is $6,375. To the extent these are earned, they will be payable in cash on, or promptly after, the earnout period dates of December 31, 2022, December 31, 2023, and June 30, 2025. The fair value of the earnout payments is determined using the Monte Carlo simulation model based on installed unit projections during the period of December 31, 2021 through June 30, 2025, implied revenue volatility, a risk-adjusted discount rate, and a credit spread. Each reporting period, the Company is required to remeasure the fair value of the earnout liability as assumptions change and such adjustments will be recorded as a general and administrative expense within the Consolidated Statement of Operations and Comprehensive Loss. The fair value of the earnout liability falls within Level 3 of the fair value hierarchy as a result of the unobservable inputs used for the measurement. The Company determined there was an increase of $344 in the fair value of the earnout during the three months ended September 30, 2022 and therefore, recorded the adjustment in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss. The fair value of the earnout as of September 30, 2022 was $5,574.

As part of the business combination, the Company agreed to pay up to approximately $742 to the former shareholders of iQuue over the next three years, subject to the shareholders’ continued employment at the Company. As this payment is contingent upon the continuous service of the key employees, it is accounted for as post-combination compensation expense and is being recognized ratably over the service period of three years. The Company deposited $742 cash in escrow on the acquisition date for this obligation. The current portion of the escrow deposit is classified as “Restricted cash, current portion” and the non-current portion is classified as a component of "Other long-term assets" on the Consolidated Balance Sheets. During the three and nine months ended September 30, 2022, the Company recognized $70 and $211, respectively, of compensation expense in connection with this bonus.

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

The Company recognized approximately $156 and $467 of compensation expense related to the iQuue acquisition during the three and nine months ended September 30, 2022, respectively. The Company recognized $8 and $105 of other non-recurring acquisition related costs that were expensed during the three and nine months ended September 30, 2022, respectively. Compensation and other non-recurring acquisition related costs are included in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the three and nine months ended September 30, 2022, the Company recorded amortization expense of $141 and $422, respectively, related to intangible assets. There was no such amortization expense recorded for the year ended December 31, 2021 as the acquisition occurred on December 31, 2021. These intangible assets are deductible over 15 years for income tax purposes.

The Company’s Consolidated Balance Sheets as of September 30, 2022 and December 31,2021, and other financial statements presented herein for the three and nine months ended September 30, 2022 include the results of operations of iQuue since the acquisition date. Pro forma disclosures have not been provided since the acquisition did not have, and is not expected to have, a material impact on the Company’s results of operations.

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

The Company accounted for the SightPlan acquisition as a business combination. The preliminary purchase price consisted of $131,781 of cash and restricted cash and a post-closing downward adjustment of $127 reflecting the difference between estimated and actual net working capital of SightPlan on the acquisition date. On the acquisition date, the Company paid cash consideration of $130,931 and placed $850 in escrow accounts legally owned by the Company. As of September 30, 2022, the current escrow deposits are classified as restricted cash, current portion and other current liabilities on the Consolidated Balance Sheets. The Company determines current or non-current classification based on the expected duration of the restriction.

As part of the business combination, the Company agreed to pay up to approximately $5,760 to the former employees of SightPlan on the one-year anniversary of the acquisition date, subject to continued employment at the Company. As this payment is contingent upon the continuous service of the employees, it is accounted for as post-combination expense and will be recognized ratably over the service period of one year. During the three and nine months ended September 30, 2022, the Company recorded $1,655 and $3,453, respectively, to general and administrative expenses on the Statements of Operations and Comprehensive Loss and to other current liabilities on the Consolidated Balance Sheets in connection with this contingent consideration. The Company deposited $5,760 cash in escrow on the acquisition date for this obligation. The escrow deposit is classified as restricted cash, current portion.

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

Changes resulting from facts and circumstances that existed as of the acquisition date resulted in measurement period adjustments to the estimated fair values of accounts receivable, net, intangible assets, other assets, deferred tax liability, and goodwill during the nine months ended September 30, 2022. Specifically, the refinement of inputs used to estimate the fair value of intangible assets resulted in an increase in customer relationships of $4,400, a decrease in goodwill of $3,221, and an increase in the deferred tax liability of $1,179. The increase in intangible assets caused an increase in amortization expense of $121 within general and administrative expenses, of which an immaterial amount relates to the three months ended March 31, 2022. Additionally, the increase to the deferred tax liability caused an increase to the release of the valuation allowance, generating a $1,044 income tax benefit on the Consolidated Statement of Operations, all of which is related to the three months ended March 31, 2022. Changes to accounts receivable, net and other assets were immaterial. There were no changes identified during the three months ended September 30, 2022.

Cash paid at acquisition	$130,931
Cash acquired	(1,978)
Payment of acquisition consideration, net of cash acquired	$128,953

The Company recognized approximately $1,655 and $3,453 of compensation expense related to the SightPlan acquisition during the three and nine months ended September 30, 2022, respectively. The Company recognized $53 and $695 of other non-recurring acquisition related costs that were expensed during the three and nine months ended September 30, 2022, respectively. Compensation and other non-recurring acquisition related costs and are included in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

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

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the trade name and the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the three and nine months ended September 30, 2022, the Company recorded amortization expense of $905 and $1,900, respectively, related to intangible assets. There was no such amortization expense recorded in the year ended December 31, 2021 as the acquisition occurred on March 22, 2022. These intangible assets are deductible over 15 years for income tax purposes.

Pro Forma Operating Results

The Company’s Consolidated Balance Sheet as of September 30, 2022, and other financial statements presented herein for the three and nine months ended September 30, 2022 include the results of operations of SightPlan since the acquisition date. The following unaudited pro forma information presents consolidated financial information as if the SightPlan acquisition had occurred on January 1, 2021. Pro forma disclosures for net loss have not been provided as the acquisition did not have, and is not expected to have, a material impact on the consolidated results through the year of acquisition. Pro forma operating results were prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2021 or of the results that may occur in the future.

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$47,502	$37,434	$129,622	$82,184

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2022 and through November 10, 2022, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose.

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

This discussion may contain forward-looking statements based upon our current expectations that involve risks and uncertainties. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

SmartRent is an enterprise real estate technology company that provides comprehensive management software and applications designed for property owners, managers and residents. Our suite of products and services, which includes both smart building hardware and cloud-based SaaS solutions, provides seamless visibility and control over real estate assets. Our platform lowers operating costs, increases revenues, mitigates operational friction and protects assets for owners and operators, while providing a differentiated, elevated living experience for residents. Through our central connected Hub Device, we integrate our proprietary enterprise software with third-party smart devices and other technology interfaces through an open-architecture, brand-agnostic approach, which allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our products and solutions include smart apartments and homes, access control for buildings, common areas, and rental units, asset protection and monitoring, parking management, self-guided tours, and community and resident Wi-Fi. We also have a professional services team operating across the United States through which we provide customers with installation, training, and support services. Our recent SightPlan acquisition advances our product roadmap and augments the cloud-based SaaS solutions for current and prospective customers.

We believe SmartRent is the category leader in the enterprise smart home solutions industry. As of September 30, 2022, our customers owned an aggregate of approximately 6.7 million units, including 1.3 million units owned by new customers obtained in the SightPlan acquisition. This represents approximately 15% of the U.S. market for institutionally owned multifamily rental units and single-family rental homes, and includes many of the top multifamily residential owners in the United States. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the United States.

We estimate that the U.S. market for residential real estate consists of approximately 44 million institutionally owned multifamily rental units and single-family rental homes as of September 30, 2022. While several of the top multifamily residential owners are current SmartRent customers, we believe that we have only begun to take advantage of the full market opportunity in residential and commercial real estate sectors and in domestic and international markets. For example, we recently adapted our software and applications to target new opportunities in other residential real estate sectors, including student housing, senior housing, and new construction homes. In addition, we believe there is significant potential for growth beyond residential real estate to other commercial real estate asset classes, including, among others, office, hotel, retail, industrial, and self-storage. Furthermore, we believe there is an attractive opportunity to expand our smart home solutions into other markets globally and have started pilot programs and/or developed partner relationships in the United Kingdom and Canada.

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

The Business Combination is accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the guidance in FASB ASC 805, “Business Combinations,” FWAA is treated as the “acquired” company for financial reporting purposes. SmartRent Technologies, Inc. is deemed the accounting predecessor of the combined business and the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The Business Combination had a significant impact on our reported financial condition and results of operations as a consequence of the reverse capitalization. The most significant change in our reported financial condition and results of operations was a net increase in cash (as compared to our Consolidated Balance Sheet immediately prior to the Business Combination) of approximately $444.6 million, which includes approximately $155.0 million in proceeds from the PIPE Investment (described below), offset by additional transaction costs for the Business Combination. Transaction costs incurred in connection with the Business Combination are approximately $56.0 million, including $12.1 million which represents deferred underwriter fees from the FWAA IPO.

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

Our Model

Our smart home products and solutions provide an enterprise-grade holistic approach to what it means to be a connected community. A SmartRent connected community is a “curb to couch” concept where an entire property utilizes a variety of proprietary and third-party smart devices from various manufacturers and features that can be remotely managed to provide efficiency, automation, asset protection and ancillary revenue opportunities. A SmartRent connected community can combine in-rental unit smart home technology with our Alloy Access control system and our Alloy Parking system, which can be managed remotely using our core smart home operating system, Community Manager.

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

While the impact of the COVID-19 pandemic on our workforce, operations and supply chain, customer demand, results of operations and overall financial performance are improving, we believe that we may continue to experience COVID-related disruptions to our business through 2022. For example, we continue to experience production delays on our sourcing, manufacturing, and logistics channels, including Hub Device production delays as a result of a global shortage of Z-wave chips. Additionally, although we continue to see strong demand for our products, we have experienced purchasing delays from current and prospective customers where COVID-19 and related supply chain delays on their projects have pushed a portion of the transactions we expected to be completed in 2022 to future periods.

Key Factors Affecting Our Performance

We believe that our success is dependent on many factors, including those further discussed below. Our operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our ability to grow our customer base in a cost-effective manner, expand our hardware and hosted service offerings to generate increased revenue per Unit Deployed (as defined below), provide high quality hardware products and hosted service applications to maximize revenue and improve the leverage of our business model. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business.

Active Supply Chain Management

We are focused on successfully navigating unprecedented global supply chain disruptions. Specifically, increased demand for electronics as a result of the COVID-19 pandemic, the U.S. trade relations with China and certain other factors have led to a global shortage of semiconductors, including Z‑wave chips, which are a central component of our Hub Devices. Due to this shortage, we have experienced Hub Device production delays, which have occasionally affected our ability to meet scheduled installations and facilitate customer upgrades to our higher-margin Hub Devices. Further, we've experienced shortages and shipment delays related to components for Alloy Access and made-to-order specialty locks. Consequently, scheduled deployments have been delayed to future periods. This is a timing issue as these customer orders have not been canceled. We expect that some of these backlogged units will be deployed in 2022, but not all. Our expectation is that we will not see marked improvements with respect to supply chain delays for Alloy Access and for made-to-order locks for the remainder of this year.

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

New Products, Features and Functionality

We will need to expend additional resources to continue introducing new products, features and functionality to enhance the value of our smart home operating system. We have recently introduced a number of product enhancements and features, including the Building Access Control, Video Intercom, WiFi, Parking, and Work Order Management solutions. In the future, we intend to continue to release new products and solutions and enhance our existing products and solutions, and we expect that our operating results will be impacted by these releases.

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

Comparability of Financial Information

Our results of operations and financial position may not be comparable to historical results as a result of the Business Combination.

Basis of Presentation

The consolidated financial statements and accompanying notes included elsewhere in this report are prepared in accordance with GAAP.

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

The limitations our Key Operating Metrics have as an analytical tool are: (i) they might not accurately predict our future GAAP financial results, (ii) we might not realize all or any part of the anticipated value reflected in Units Booked and (iii) other companies, including companies in our industry, may calculate our Key Operating Metrics or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) as of a stated measurement date. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) during a stated measurement period. We use these operating metrics to assess the general health and trajectory of our business and growth. We had 53,399 and 59,347 New Units Deployed during the three months ended September 30, 2022 and 2021, respectively. We had 164,924, and 115,667 New Units Deployed during the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, and September 30, 2021, we had an aggregate of 504,409 and 270,772 Units Deployed, respectively.

Committed Units

We define Committed Units as the aggregate number of Hub Device (i) units that are subject to binding orders from customers together with (ii) units that existing customers who are parties to a SmartRent master services agreement have informed us (on a non-binding basis) that they intend to order in the future for deployment within two years of the measurement date. We track the number of Committed Units to assess the general health and trajectory of our business and to assist in our longer-term resource analysis. As of September 30, 2022 and 2021, we had 811,312 and 704,242 Committed Units, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units associated with binding orders executed during a stated measurement period. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and accordingly are a subset of Committed Units. We had 67,285 and 49,706 Units Booked during the three months ended September 30, 2022, and 2021, respectively. For the nine months ended September 30, 2022 and 2021, there were 218,073 and 134,054 Units Booked, respectively.

EBITDA and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest expense, income tax expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA before the following items: stock-based compensation expense, non-employee warrant expense, warranty provisions for battery deficiencies, asset impairment, and non-recurring expenses in connection with acquisitions. Management uses EBITDA and Adjusted EBITDA to identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance, while neutralizing the impact of expenses included in our operating results which could otherwise mask underlying trends in our business. See “Non-GAAP Financial Measures” for additional information and reconciliations of these measures.

Annual Recurring Revenue

We define Annual Recurring Revenue (“ARR”) as the annualized value of our recurring SaaS services revenue earned. We monitor our ARR to assess the general health and trajectory of our hosted services business. Our ARR was approximately $31.8 million based upon the annualized run rate for the three months ended September 30, 2022, compared to $8.7 million for the three months ended September 30, 2021.

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

Hardware Revenue

We generate revenue from the direct sale to our customers of hardware smart home devices, which devices generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches. These hardware devices provide features that function independently without subscription to our proprietary software, and the performance obligation for hardware revenue is considered satisfied and revenue is recognized at a point in time when the hardware device is shipped to the customer. Certain Hub Devices do not function independently without the subscription, and therefore, the revenue is recognized in hosted services revenue. The Company generally provides a one-year warranty period on hardware devices that are delivered and installed. The cost of the warranty is recorded as a component of cost of hardware revenue. We generally provide a one-year warranty period on hardware devices that are delivered and installed. We record the cost of the warranty as a component of cost of hardware revenue.

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

Hosted Services Revenue

Hosted services primarily consist of monthly subscription revenue earned from the fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring and related services. These subscription arrangements have contractual terms typically ranging from one month to seven years and include recurring fixed plan subscription fees. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

We sell certain Hub Devices, which only function with the subscription to our proprietary software applications and related hosting services. We consider those devices and hosting services subscription as a single performance obligation, and therefore we defer the recognition of revenue for those devices that are sold with application subscriptions. The estimated average in-service life of those devices is four years. When a Hub Device without independent functionality is included in a contract that does not require a long-term service commitment, the customer obtains a material right to renew the service because purchasing a new device is not required upon renewal. If a contract contains a material right, proceeds are allocated to the material right and recognized over the period of benefit, which is generally four years.

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

Hardware

Cost of hardware revenue consists primarily of direct costs of proprietary products, Hub Devices, hardware devices and supplies purchased from third-party providers, shipping costs, warehouse facility (including depreciation and amortization of capitalized assets and right-of-use assets) and infrastructure costs, personnel-related costs associated with the procurement and distribution of our products and estimated warranty expenses together with the indirect cost of customer care and support. We expect cost of revenue to increase in absolute dollars in future periods.

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

Hosted Services

Cost of hosted services revenue consists primarily of the amortization of the direct costs of certain Hub Devices consistent with the revenue recognition period noted above in “Hosted Services Revenue” and infrastructure costs associated with providing our software applications together with the indirect cost of customer care and support over the life of the service arrangement. We expect cost of revenue to increase in absolute dollars in future periods at a rate that is lower than the corresponding increase in hosted services revenue.

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

Other Expenses

Other expenses consist primarily of interest expense, foreign currency transaction gains and losses, and other income related to the operations of foreign subsidiaries, which entities we acquired in a business combination in February 2020. Interest expense is recorded in connection with our various debt facilities. Foreign currency transaction gains and losses relate to the impact of transactions denominated in a foreign currency other than the U.S. dollar. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, which we expect to continue.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

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

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$26,683	$22,025	$4,658	21%	$69,692	$48,452	$21,240	44%
Professional services	7,478	8,180	(702)	(9)%	23,510	15,345	8,165	53%
Hosted services	13,341	4,927	8,414	171%	34,068	12,172	21,896	180%
Total revenue	47,502	35,132	12,370	35%	127,270	75,969	51,301	68%

Cost of revenue
Hardware	25,417	24,565	852	3%	68,226	49,222	19,004	39%
Professional services	14,386	14,115	271	2%	43,668	25,849	17,819	69%
Hosted services	6,516	3,240	3,276	101%	17,949	7,817	10,132	130%
Total cost of revenue	46,319	41,920	4,399	10%	129,843	82,888	46,955	57%

Operating expense
Research and development	7,610	6,881	729	11%	22,086	14,057	8,029	57%
Sales and marketing	4,901	4,948	(47)	(1)%	16,202	9,094	7,108	78%
General and administrative	15,337	7,910	7,427	94%	41,120	15,673	25,447	162%
Total operating expenses	27,848	19,739	8,109	41%	79,408	38,824	40,584	105%

Loss from operations	(26,665)	(26,527)	(138)	1%	(81,981)	(45,743)	(36,238)	79%

Other Expense
Interest expense	506	(57)	563	(988)%	747	(199)	946	(475)%
Other income, net	290	(58)	348	(600)%	566	69	497	720%
Loss before income taxes	(25,869)	(26,642)	773	(3)%	(80,668)	(45,873)	(34,795)	76%

Income tax (expense) benefit	(81)	(43)	(38)	88%	5,735	(130)	5,865	(4512)%
Net Loss	$(25,950)	$(26,685)	$735	(3)%	$(74,933)	$(46,003)	$(28,930)	63%

Comparison of the three and nine months ended September 30, 2022 and 2021

Revenue

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$26,683	$22,025	$4,658	21%	$69,692	$48,452	$21,240	44%
Professional services	7,478	8,180	(702)	(9)%	23,510	15,345	8,165	53%
Hosted services	13,341	4,927	8,414	171%	34,068	12,172	21,896	180%
Total revenue	$47,502	$35,132	$12,370	35%	$127,270	$75,969	$51,301	68%

Total revenue increased by $12.4 million, or 35%, to $47.5 million for the three months ended September 30, 2022, from $35.1 million for the three months ended September 30, 2021. Total revenue increased by $51.3 million, or 68%, to $127.3 million for the nine months ended September 30, 2022, from $76.0 million for the nine months ended September 30, 2021. The increase in revenue resulted primarily from an increase in New Units Deployed during 2022 compared to 2021, an increased number of cumulative active subscriptions for our hosted services during 2022 compared to 2021, and our acquisition of SightPlan in March 2022.

Our revenue is primarily driven by New Units Deployed and the aggregate number of Units Deployed. We had 53,399 New Units Deployed during the three months ended September 30, 2022, compared to 59,347 New Units Deployed during the same period in 2021, a decrease of 5,948 New Units Deployed, or 10%. We had 164,924 New Units Deployed during the nine months ended September 30, 2022, compared to 115,667 New Units Deployed during the same period in 2021, an increase of 49,257 New Units Deployed, or 43%. The aggregate number of Units Deployed was 504,409 at September 30, 2022, compared to 270,772 at September 30, 2021.

Hardware revenue increased by $4.7 million, or 21%, to $26.7 million for the three months ended September 30, 2022, from $22.0 million for the three months ended September 30, 2021, primarily attributable to an increase in average revenue per unit (“ARPU”) shipped of 54% to $524.79 for the 2022 period from $340.56 for the 2021 period.

Hardware revenue increased by $21.2 million, or 44%, to $69.7 million for the nine months ended September 30, 2022, from $48.5 million for the nine months ended September 30, 2021. This increase in hardware revenue resulted from a 10% increase in units shipped and an ARPU increase of 31% to $460.15 for the 2022 period from $352.34 for the 2021 period.

Professional services revenue decreased by $0.7 million, or 9%, to $7.5 million for the three months ended September 30, 2022, from $8.2 million for the three months ended September 30, 2021. The decrease is primarily attributable to a 10% decrease in New Units Deployed from the three months ended September 30, 2021, partially offset by a 2% increase in ARPU. Professional services revenue increased by $8.2 million, or 53%, to $23.5 million for the nine months ended September 30, 2022, from $15.3 million for the nine months ended September 30, 2021.The increase was primarily attributable to an increase of 43% in New Units Deployed and an ARPU increase of 7% from the nine months ended September 30, 2021.

Hosted services revenue increased by $8.4 million, or 171%, to $13.3 million for the three months ended September 30, 2022, from $4.9 million for the three months ended September 30, 2021. Of the $13.3 million revenue for the three months ended September 30, 2022, $5.3 million is related to hub amortization and $8.0 million is related to SaaS revenue. Revenue increased from hub amortization and SaaS by $2.6 million and $5.8 million, respectively, from the three months ended September 30, 2021 to the three months ended September 30, 2022. The increase from both components of hosted services revenue resulted primarily from the increased aggregate number of Units Deployed from 270,772 units at September 30, 2021 to 504,409 units at September 30, 2022 and an increase in ARPU of 84% to $5.55 for the three months ended September 30, 2022 from $3.02 for the three months ended September 30, 2021. Approximately $0.2 million and $2.8 million of the increase in SaaS resulted from contributions from iQuue and SightPlan, respectively. Excluding contributions from iQuue and SightPlan, ARPU was $3.50 for the three months ended September 30, 2022.

Hosted services revenue increased by $21.9 million, or 180%, to $34.1 million for the nine months ended September 30, 2022, from $12.2 million for the nine months ended September 30, 2021. Of the $34.1 million revenue in 2022, $14.4 million is related to hub amortization and $19.7 million is related to SaaS revenue. Revenue increased from hub amortization and SaaS by $7.5 and $14.4 million, respectively, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase from both components of hosted services revenue resulted primarily from the increased aggregate number of Units Deployed from 270,772 units at September 30, 2021 to 504,409 units at September 30, 2022 and an increase in ARPU of 92% to $5.28 nine months ended September 30, 2022 from $2.75 for the nine months ended September 30, 2021. Approximately $1.2 million and $6.0 million of the 2022 increase in SaaS resulted from contributions from iQuue and SightPlan, respectively. Excluding contributions from iQuue and SightPlan, ARPU was $3.35 for the nine months ended September 30, 2022.

We measure and evaluate Committed Units to assess the general health and trajectory of our business operations and growth. As of September 30, 2022 and September 30, 2021, SmartRent had 811,312 and 704,242 Committed Units, respectively. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and accordingly are a subset of Committed Units. We had 67,285 and 49,706 Units Booked during the three months ended September 30, 2022 and 2021, respectively. We had 218,073 and 134,054 Units Booked during the nine months ended September 30, 2022 and 2021, respectively.

Cost of Revenue

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue
Hardware	$25,417	$24,565	$852	3%	$68,226	$49,222	$19,004	39%
Professional services	14,386	14,115	271	2%	43,668	25,849	17,819	69%
Hosted services	6,516	3,240	3,276	101%	17,949	7,817	10,132	130%
Total cost of revenue	$46,319	$41,920	$4,399	10%	$129,843	$82,888	$46,955	57%

Total cost of revenue increased by $4.4 million, or 10%, to $46.3 million for the three months ended September 30, 2022, from $41.9 million for the three months ended September 30, 2021. Total cost of revenue increased by $47.0 million, or 57%, to $129.8 million for the nine months ended September 30, 2022, from $82.9 million for the nine months ended September 30, 2021. The increase in cost of revenue resulted primarily from an increase in the volume of sales and New Units Deployed of our smart home hardware devices, increased third-party direct labor costs, and the increased number of active subscriptions for our software service applications.

Hardware cost of revenue increased by $0.9 million, or 3%, to $25.4 million for the three months ended September 30, 2022, from $24.6 million for the three months ended September 30, 2021. This increase in hardware cost of revenue was primarily attributable to approximately $6.3 million resulting from greater sales volumes, partially offset by a decrease in warranty costs of $5.5 million related to a warranty provision for battery deficiencies recorded during the three months ended September 30, 2021.

Hardware cost of revenue increased by $19.0 million, or 39%, to $68.2 million for the nine months ended September 30, 2022, from $49.2 million for the nine months ended September 30, 2021. This increase in hardware cost of revenue was primarily attributable to approximately $20.5 million resulting from greater sales volumes and an increase of approximately $2.6 million for direct personnel-related costs for the nine months ended September 30, 2022. This was partially offset by a decrease in warranty costs of $5.3 million related to a warranty provision for battery deficiencies recorded during the nine months ended September 30, 2021.

Professional services cost of revenue increased by $0.3 million, or 2%, to $14.4 million for the three months ended September 30, 2022, from $14.1 million for the three months ended September 30, 2021. The increase in professional services cost of revenue is primarily attributable to approximately $1.4 million resulting from an increase in personnel-related costs, and related travel costs. This was partially offset by a decrease in third-party direct labor costs due to a decrease in New Units Deployed.

Professional services cost of revenue increased by $17.8 million, or 69%, to $43.7 million for the nine months ended September 30, 2022, from $25.8 million for the nine months ended September 30, 2021. The increase in professional services cost of revenue is primarily attributable to approximately $8.9 million resulting from an increase in New Units Deployed and related services provided, including third-party direct labor costs. Personnel-related costs, and related travel costs, increased by $8.0 million as we increased our professional services staff to increase our capacity to deploy units in anticipation of increased sales volumes.

Hosted services cost of revenue increased by $3.3 million, or 101%, to $6.5 million for the three months ended September 30, 2022, from $3.2 million for the three months ended September 30, 2021. Hosted services cost of revenue increased by $10.1 million, or 130%, to $17.9 million for the nine months ended September 30, 2022, from $7.8 million for the nine months ended September 30, 2021. The increase in both periods resulted from the increase in the aggregate number of Units Deployed and the resulting increase in hub amortization and the number of active subscriptions for our software service applications.

Operating Expenses

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
					(dollars in thousands)
Research and development	$7,610	$6,881	$729	11%	$22,086	$14,057	$8,029	57%
Sales and marketing	4,901	4,948	(47)	(1)%	16,202	9,094	7,108	78%
General and administrative	15,337	7,910	7,427	94%	41,120	15,673	25,447	162%

Research and development expenses increased by $0.7 million, or 11%, to $7.6 million for the three months ended September 30, 2022, from $6.9 million for the three months ended September 30, 2021, resulting primarily from approximately $1.7 million of personnel-related expenses, as we increased our research and development staff, partially offset by a decrease in stock-based compensation of $0.5 million. We believe that our personnel-related expenses will continue to increase in future periods as we continue to develop new applications and enhance existing products and solutions including the expenses in connection with SightPlan's operations.

Research and development expenses increased by $8.0 million, or 57%, to $22.1 million for the nine months ended September 30, 2022, from $14.1 million for the nine months ended September 30, 2021, resulting primarily from approximately $6.9 million of personnel-related expenses, as we increased our research and development staff, and an increase in stock-based compensation of $1.2 million.

Sales and marketing expenses were flat at $4.9 million for the three months ended September 30, 2022, and for the three months ended September 30, 2021, resulting primarily from a decrease in stock-based compensation of $0.8 million, offset by approximately $1.1 million of increased personnel-related expenses as we increased the size of our sales and marketing staff. We had 67,285 and 49,706 Units Booked during the three months ended September 30, 2022 and 2021, respectively.

Sales and marketing expenses increased by $7.1 million, or 78%, to $16.2 million for the nine months ended September 30, 2022, from $9.1 million for the nine months ended September 30, 2021, resulting primarily from approximately $5.1 million of increased personnel-related expenses as we increased the size of our sales and marketing staff and an increase in business applications and software of $0.8 million. We had 218,073 and 134,054 Units Booked during the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, general and administrative expenses increased by $7.4 million, or 94%, to $15.3 million from $7.9 million for the three months ended September 30, 2021, resulting primarily from approximately $2.4 million in asset impairment related to a prepaid license agreement, $2.3 million in personnel-related expenses, business insurance of $0.8 million, primarily related to Directors and Officers insurance, and intangible assets amortization of $0.9 million, related to the acquisitions of SightPlan and iQuue.

For the nine months ended September 30, 2022, general and administrative expenses increased by $25.4 million, or 162%, to $41.1 million from $15.7 million for the nine months ended September 30, 2021, resulting primarily from approximately $8.4 million in personnel-related expenses, business insurance of $4.3 million, primarily related to Directors and Officers insurance, stock-based compensation of $3.9 million, and asset impairment of $2.4 million related to a prepaid license agreement.

Other Expenses

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
					(dollars in thousands)
Interest income, net	$506	$(57)	$563	988%	$747	$(199)	$946	475%
Other income, net	290	(58)	348	(600)%	566	69	497	720%

Interest income, net increased by $0.6 million or 988%, to $0.5 million for the three months ended September 30, 2022, from $(0.1) million for the three months ended September 30, 2021. Interest income, net increased by $0.9 million or 475%, to $0.7 million for the nine months ended September 30, 2022, from $(0.2) million for the nine months ended September 30, 2021. The increase in net interest income in both periods is primarily attributable to interest earned on interest-bearing cash balances which were higher in the three and nine months ended September 30, 2022 as compared to corresponding periods in 2021.

Other income, net increased to $0.3 million, or 600% for the three months ended September 30, 2022, from $(0.1) million of other income, net for the three months ended September 30, 2021, primarily due to foreign currency adjustments. Other income, net increased to $0.6 million, or 720% for the nine months ended September 30, 2022, from $0.1 million of other income, net for the nine months ended September 30, 2021, primarily due to foreign currency adjustments.

Income Taxes

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%
					(dollars in thousands)
Loss before income taxes	$(25,869)	$(26,642)	$773	(3)%	$(80,668)	$(45,873)	$(34,795)	76%
Income tax (expense) benefit	(81)	(43)	(38)	88%	5,735	(130)	5,865	(4512)%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets at September 30, 2022, and September 30, 2021. As of September 30, 2022, we had $209.2 million of U.S. federal and $227.9 million of state gross net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire on varying dates for state tax purposes. The income tax benefit is related to the valuation allowance release due to the expected realization of deferred tax liabilities from the SightPlan acquisition.

We do not currently expect the Inflation Reduction Act to have a material impact on our financial results, including on our annual estimated effective tax rate.

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

We define Adjusted EBITDA as EBITDA reduced by stock-based compensation expense, non-employee warrant expense, warranty provisions for battery deficiencies, asset impairment, and non-recurring expenses in connection with acquisitions.

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

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Net loss	$(25,950)	$(26,685)	$(74,933)	$(46,003)
Interest income, net	(506)	57	(747)	199
Provision for income taxes	81	43	(5,735)	130
Depreciation and amortization	1,240	130	2,876	303
EBITDA	(25,135)	(26,455)	(78,539)	(45,371)
Stock-based compensation	3,272	4,307	10,618	5,162
Non-employee warrant expense	51	248	289	647
Compensation expense in connection with acquisitions	1,341	-	3,450	-
Other non-recurring acquisition expenses	405	-	1,144	-
Asset impairment	2,441		2,441
Loss on warranty accrual	-	5,700	-	5,700
Adjusted EBITDA	$(17,625)	$(16,200)	$(60,597)	$(33,862)

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had cash and cash equivalents of $210.1 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds we received through the private issuance of our convertible SmartRent preferred stock, the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of September 30, 2022, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of the Company’s assets and guaranteed by each of the Company’s material domestic subsidiaries.

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

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $229.5 million as of September 30, 2022. We may require additional capital to continue our operations in future periods. We expect to incur expenses related to non-cancellable contractual obligations such as from our operating leases.

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

Cash Flow Summary - Nine Months Ended September 30, 2022 and 2021

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2022	2021
	(dollars in thousands)
Net cash (used in) provided by
Operating activities	$(82,048)	$(41,745)
Investing activities	(129,755)	(2,851)
Financing activities	(2,525)	478,531

Operating Activities

For the nine months ended September 30, 2022, our operating activities used $82.0 million in cash resulting primarily from our net loss of $74.9 million and $22.6 million used in changes in our operating assets and liabilities, partially offset by $15.5 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $28.4 million increase in inventory, $17.6 million increase in accounts receivable (of which $12.5 million was collected in the first half of October), and $10.4 million increase in deferred cost of revenue, partially offset by a $32.0 million increase in deferred revenue. Non-cash expenses consisted primarily of stock-based compensation of $10.6 million, compensation expense related to acquisitions of $3.5 million, depreciation and amortization of $2.9 million, and $2.4 million of asset impairment, partially offset by a deferred tax benefit of $5.9 million resulting from the SightPlan acquisition.

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

Investing Activities

For the nine months ended September 30, 2022, we used $129.8 million of cash for investing activities, resulting primarily from $129.0 million used for the SightPlan acquisition, net of cash acquired.

For the nine months ended September 30, 2021, we used $2.9 million of cash for investing activities, resulting primarily from an increase in loans receivable.

Financing Activities

For the nine months ended September 30, 2022, our financing activities used $2.5 million of cash primarily for taxes paid related to net share settlements of stock-based compensation awards.

For the nine months ended September 30, 2021, our financing activities provided $478.5 million of cash consisting primarily of net proceeds from the consummation of the Business Combination in the amount of $445.0 million and convertible preferred stock issued of $34.8 million, net of expenses. The proceeds were partially offset by payments on the Term Loan Facility of $1.3 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

We may enter into contracts that contain multiple distinct performance obligations including hardware and hosted services. The hardware performance obligation includes the delivery of hardware, and the hosted services performance obligation allows the customer use of our proprietary software during the contracted-use term. The subscription for the software and certain Hub Devices combine as one performance obligation, and there is no support or ongoing subscription for other device hardware. We partner with several manufacturers to offer a range of compatible hardware options for its customers. We maintain control of the hardware purchased from manufacturers prior to it being transferred to the customer, and accordingly, SmartRent is considered the principal in these arrangements.

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

Interest Rate Risk

As of September 30, 2022, we had cash, cash equivalents, and restricted cash of approximately $217.4 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a negative material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of September 30, 2022 and December 31, 2021, and results of operations and cash flows for the periods ending September 30, 2022 and 2021.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of November 2022.

SmartRent, Inc.

By:	/s/ Lucas Haldeman

Lucas Haldeman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hiroshi Okamoto

Hiroshi Okamoto
Chief Financial Officer
(Principal Financial Officer)