Form 10-K
period 2022-12-31
SmartRent, Inc.
filed 2023-03-08
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, the last business day of its most recently completed second fiscal quarter was $569.4 million based on the closing price of the registrant's Class A Common Stock as reported by the New York Stock Exchange on that date.

As of March 6, 2023, there were 199,252,761 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A “Risk Factors” of this Report.

Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things, our ability to:

•
accelerate adoption of our products and services;
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
•
attract, train, and retain effective officers, key employees and directors;
•
comply with laws and regulations applicable to our business, including privacy regulations;
•
anticipate the significance and timing of contractual obligations; and
•
maintain key strategic relationships with partners and distributors.

Moreover, we operate in a rapidly changing environment and new risks emerge from time to time. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason after the date of this Report or to conform these statements to actual results or to changes in our expectations.

Unless the context indicates otherwise, the terms “SmartRent,” the “Company,” “we,” “us,” and “our” as used in this Report refer to SmartRent, Inc., a Delaware corporation, and its subsidiaries taken as a whole.

1

PART I

Item 1: Business

Our Company

We are an enterprise real estate technology company that provides a comprehensive management platform designed for property owners, managers and residents. Our suite of products and services, which includes both smart building hardware and cloud-based software-as-a-service ("SaaS") solutions, provides seamless visibility and control over real estate assets. Our platform lowers operating costs, increases revenues, mitigates operational friction and protects assets for owners and operators, while providing a differentiated, elevated living experience for residents.

Through a central connected device ("Hub Device"), we integrate our proprietary enterprise software with third-party smart devices and other technology interfaces. We use an open-architecture, brand-agnostic approach that allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our solutions include smart apartments and homes, access control for buildings, common areas, and rental units, asset protection and monitoring, parking management, self-guided tours, and community and resident Wi-Fi. We also have a professional services team that provides customers with training, installation, and support services.

We have designed our smart home operating platform to make the residential real estate industry more efficient and effective. Importantly, our enterprise software integrates into most existing property management systems used by residential property owners and operators. We believe that our customers realize several benefits from implementing our solutions, including:

• Operating Efficiency. We estimate that our customers can recognize cost savings on utilities through the utilization of our solutions, including our connected smart thermostats, smart lights, and leak sensors, as well as through more efficient management of vacant rental units.

• Incremental Revenue Generation. We estimate that multifamily rental owners may be able to increase rental rates (depending on the rental market and solutions offered) due to the differentiated resident experience and strong demand for smart communities. Additionally, we believe our solutions can increase resident retention, accelerate leasing and re-leasing activities, and provide ancillary monetization opportunities.

• Cost Reduction. We estimate that owners and operators can decrease their leasing and re-leasing costs by streamlining the processes associated with touring, resident onboarding and offboarding, and customer servicing. For example, our self-guided-tour solution allows prospective residents to tour a property 24 hours a day, seven days a week, without assistance from property management staff. In addition, we expect our solutions will help to eliminate or reduce rekeying and lockout expenses and other property management redundancies.

• Asset Protection. We estimate that customers utilizing our asset protection solutions, including our connected leak sensors and thermostats, may be able to realize a decrease of approximately 70% to 90% in water damage expenses and lower insurance costs.

We believe SmartRent is the category leader in the enterprise smart home solutions industry. We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) as of a stated measurement date. We define Committed Units as the aggregate number of Hub Device (i) units that are subject to binding orders from customers together with (ii) units that existing customers who are parties to a SmartRent master services agreement have informed us (on a non-binding basis) that they intend to order in the future for deployment within two years of the measurement date. As of December 31, 2022, we had 547,196 Units Deployed, 851,815 Committed Units, and 501 customers, including many of the top multifamily residential owners in the United States (the "U.S."). Our customers own or operate an aggregate of approximately 6.7 million units. This represents approximately 15% of the U.S. market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the U.S.

Our Industry, Competition and Market Opportunity

Increasing Demand for Smart Home Technology

We believe that network effects are driving demand for smart home technology and increasing the penetration of smart home technology in both the multifamily residential and single-family rental home sectors. Many residents now view smart home technology as a necessity, although relatively few communities currently offer it to residents. Entrata, a developer of property management software, estimates that more than 75% of residents would pay more for an apartment equipped with smart home technology, and Schlage, a smart lock provider, estimates millennials would be willing to pay 20% more on average per month for rental units equipped with smart home technology. We expect this dynamic will drive demand for smart home technology as additional owners and operators evolve to meet this growing demand for integrated smart home solutions.

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

Our Competitive Strengths

We believe we have developed the most scalable and operator-friendly smart home operating system in the industry based on our platform’s unique combination of attributes:

• Integrated Solution. We offer a holistic integrated solution that includes enterprise software, hardware, and resident applications.

• Hardware Agnostic. Our solutions are compatible with a wide variety of other smart devices including, among others, Google Home, Amazon Alexa, Google Assistant, Honeywell thermostats, and Yale smart locks.

• Open Architecture. We have an open architecture that can integrate with many property management systems, including, among others, Yardi, Entrata, RealPage, and Engrain.

• Professional Services. We provide in-house professional services with employees in our implementation, installation, support, and warehouse departments, which allows us to maintain consistent quality and service across markets.

While several of the top multifamily residential owners are current SmartRent customers, we believe that we have only begun to take advantage of the full market opportunity in residential and commercial real estate sectors and in domestic and international markets. For example, we have adapted our software and applications to target opportunities in other residential real estate sectors, including single-family rental homes, student housing, senior housing, and new construction homes. In addition, we believe there is significant potential for growth beyond residential real estate to other commercial real estate asset classes, including, among others, office, hotels, retail, industrial, and self-storage. Furthermore, we believe there is an attractive opportunity to expand our smart home solutions into other markets globally.

SaaS Model

We enter into binding, recurring revenue contracts with customers typically ranging from one month to ten years; our average recurring revenue contract term is 2.6 years. In 2022, approximately 38% of our customers prepaid their software contracts. We believe that our customer base is inherently sticky given the barriers to entry associated with rolling out an integrated enterprise solution across a portfolio of rental units.

Seasonality

Our business and related operating results have been, and we believe that they will continue to be, impacted by seasonal factors throughout the year. We typically experience greater demand for deployments in the Spring and Summer, and lower demand in late Fall and Winter.

SmartRent Solutions and Products

A SmartRent connected community is a “curb to couch” concept where an entire property utilizes a variety of proprietary and third-party smart devices and features that can be remotely managed to provide efficiency, automation, asset protection, and ancillary revenue opportunities.

SmartRent Solutions

Our fully integrated, hardware-agnostic solutions include the following:

SmartRent Manager. SmartRent Manager is a proprietary, web-based software that owners and operators use to administer and configure community settings related to SmartRent solutions. SmartRent Manager software integrates with many popular property management, customer relationship management, and other third-party software products, which enables owners and operators to manage all resident, prospect, access, and other actionable data from one platform. When a resident moves out, the automated move-out feature immediately locks the apartment door, resets interior thermostats to the “Vacant Mode” temperature, and revokes resident access to their unit, common areas, and the SmartRent app — all with the click of a button. Communities can create “Vacant Mode” automations to increase efficiencies, such as work orders for unit turns and activating energy-saving mode. SmartRent Manager Mobile, a native mobile application, allows owners and operators to remotely manage work orders and control access, including resident move-ins and outs.

Access Control. Access Control is a community-wide, cloud-based access control system that protects building entry, common areas, and amenity spaces for multifamily residential properties through the use of control panels, smart access locks, and intercoms. Deeply integrated with major property management systems and SmartRent’s extensive product suite, Access Control automates labor-intensive manual processes to enhance operational efficiencies of common area access and community security. This solution allows residents to create temporary access codes for deliveries, services, or guest access while also offering remote access for residents and site teams at various entry points (e.g., amenity doors, gates, pools, and elevators) without the need for fobs or separate keys. The system features monitoring systems for visitor logs and real-time door lock activity alerts. Access Control can be implemented in new construction or retrofitted in existing properties.

Asset Protection. Asset Protection solutions help ensure the longevity of communities by reducing the risk of damage through high-precision leak sensors and smart thermostats. Community Manager software and integrated flood, temperature, and humidity sensors can be configured to notify owners and operators at the first sign of an issue, automatically generate a work order into the property management system, and dispatch a technician to solve the issue, allowing management to act quickly and avoid damages and costly repairs. Flood sensors can be placed under or near any appliance that may be susceptible to water damage, such as sump pumps, toilets, washing machines, dishwashers, water heaters, and sinks. Asset Protection solutions provide owners and operators the ability to detect abnormal humidity levels and extreme temperature changes, which help protect floors from warping and prevent mold from forming.

Self-Guided Tours. Self-Guided Tours is a white-labeled, stand-alone solution that allows prospective renters and buyers to search available rental units, homes, or model inventory, and tour at a time most convenient for them without the need for site teams or management to be present. With no app download required, prospects can search for their next home through a web-based platform, which is accessible through a web browser on a mobile device or computer. Self-Guided Tours include various features to ensure each self-guided tour is safe, productive, and convenient, including ID Verification for each prospective renter/buyer and an Interactive Site Map to help prospects navigate to tourable homes. The technology enables owners and operators to expand showing hours outside of traditional hours, permit showings promptly upon request through our “Tour Now” functionality, and conduct multiple tours at the same time without hiring additional staff. Self-Guided Tours integrates with many popular property management and customer relationship management systems, and other third-party software products, which enables owners and operators to manage all prospect and other actionable data from one platform.

Community WiFi. Community WiFi provides communities with a private, device-dedicated WiFi network to power Hub Devices and other in-home smart devices. While Hub Devices have built-in cellular connectivity, in markets where cell coverage is not available or poor, communities can add Community WiFi to help maintain a consistent connection. With a Community WiFi system, owners, operators, and residents will have access to a dedicated and secure network, as well as a private connection that provides a stronger and more reliable signal for Hub Devices and other devices. We are able to install our Community WiFi system in any property type, including new construction or retrofitting existing structures, and perform site surveys to customize the equipment best suited to each property.

Resident App. Resident App is designed to put comfort, control, and convenience in residents’ hands by giving them the ability to control their smart devices via a mobile application. With just a tap, residents can lock and unlock their front door, adjust the thermostat to their liking, and automate daily tasks through Schedules and Automations. Residents can also create service requests within the app, which automatically generates a work order within the client’s integrated property management system, allowing maintenance to fix the issue quickly. Residents can control who enters their home by creating and sharing access codes with visitors. Powered by the Resident App, the best-in-class smart home experience streamlines daily interactions with staff and delivers the modern living experience residents expect.

Parking Management. Parking Management is a smart parking system designed to alleviate the resident and guest parking issues faced by multifamily residential properties. This solution provides an integrated software system and single-source database that allows owners and operators to assign and re-assign parking spaces, review interactive maps for live parking space availability (based on parking sensors for real-time occupancy), implement a proactive enforcement process, monitor parking management with resident parking decals, and install custom parking signs to monetize guest parking. Through a Parking Management portal, residents can add or remove vehicles, edit vehicle details, review assigned parking decals, and provide guests with parking access. Parking Management integrates with many popular property management systems, which enables owners and operators to manage all parking-related actions from one platform. Parking Management is available to communities as a stand-alone product or as part of our fully integrated smart home operating system.

Work Management. Work Management is a solution that enables on-site teams to manage tasks, respond quickly to inquiries, and engage in preventative maintenance all from a mobile device. Through work order and service request automations, the platform provides a simplified overview of on-site tasks and allows for easy scheduling of team members. In addition, the application offers a mobile interface, allowing owners and operators to accomplish more on the go with access to the application available both online and offline. Work Management provides real-time tracking of assets, enabling owners to effectively manage the state of their assets and make informed decisions by giving on-site teams an easy way to scan assets and make updates from anywhere in the community. Advanced reporting capabilities allow for filtering and easy exporting of data into third-party tools for deeper analysis. The application integrates seamlessly with major property management systems to provide an up-to-date and personalized experience.

Answer Automation. Answer Automation is a personalized call automation platform that reduces costs and improves on-site team efficiency through the automation of leasing and resident call handling. The platform automatically routes calls to the right team members with up to ten levels of escalation based on a predetermined set of business rules. Answer Automation’s integrations with major property management systems enable our platform to immediately recognize resident calls via Caller ID so site teams can deliver a personalized experience. In addition, Call Masking, which masks the team member’s phone number so that it appears to the call recipient as the community’s phone number, allows team members to easily communicate with residents and prospective residents without exposing their personal information. Advanced reporting capabilities help site teams make informed decisions and bring attention to the most frequent call areas.

Audit Management. Audit Management allows for the quick and reliable determination of a community’s financial accuracy through a consolidated review of the rent roll, deposits, resident lease files, and more. The platform captures community demographics to minimize risks and evaluate whether residents can meet pro forma rents and satisfy lender requirements by comparing the current rent roll to resident lease files. Users can build and edit templates on the fly to include custom forms and fields, streamlining the audit process and increasing efficiency for teams. Real-time variance tracking and reporting helps teams easily identify and correct common data entry errors, as well as analyze and share results. With an intuitive design and customization options, Audit Management replaces outdated, manual processes with a modern, user-friendly platform.

Inspection Management. Inspection Management automates the property inspection process so that teams can quickly access property and unit conditions, plan for capital improvement expenses, and monitor the performance of a portfolio. The mobile platform is available on iOS and Android and is accessible both online and offline. Inspection Management streamlines inspections with customizable fields and forms and simplifies documentation with team coordination, allowing for easy scheduling and assigning of tasks to team members, vendors, and contractors. The application enables teams to build accurate budgets with real-time cost-tracking capabilities based on pre-established standard costs. Insightful reporting provides data using customized filters, allowing teams to easily analyze, export, and share findings to make informed decisions.

SmartRent Hardware

We offer a variety of in-rental unit devices that elevate the resident experience and provide multiple benefits to owners and operators. A typical SmartRent rental unit or single-family rental home is equipped with a Hub Device, smart locks, thermostat, and leak sensors. In addition, several other devices can be integrated into our smart home operating system, including smart plugs and lighting (including light bulbs, switches, and dimmers), shades, garage door controllers, video doorbells, peephole cameras, video intercoms, contact and motion sensors, and voice assistants. With our smart home operating system, residents can remotely control and manage their smart home devices and home settings through a single application. In addition, because our software is hardware agnostic, customers can choose from a wide variety of device manufacturers and use their favorite devices together in one fully integrated smart home operating system.

The Hub Devices are a vital aspect of our smart home operating system that elevates the living experience for residents. Our Hub Devices use reliable and secure Z-Wave communication for remote control of connected devices and allow users to remotely manage multiple device settings from one application. Certain Hub Devices combine a thermostat and touchscreen panel that allows users to control all of their devices from one location. Using the touchscreen device, users can, among other things, review settings, change the temperature, and lock or unlock doors. In addition, users can download the companion mobile application to remotely control their devices, such as manage their home temperature and grant access for guests and deliveries.

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

Environmental and Sustainability Benefits

We are facilitating a more sustainable future by helping owners, operators, and residents reduce energy consumption, meet de-carbonization goals and achieve sustainability objectives. Our solutions are designed to reduce overall energy consumption by setting limitations on vacant units, controlling ventilation, and providing automated work orders based on temperature and humidity thresholds. We estimate that our solutions could reduce total U.S. energy consumption by up to 4%, if all rental units in the U.S. were fully equipped with our solutions. Our platform drives these benefits through a variety of connected devices, including smart thermostats, leak sensors, smart appliances and smart lighting. We also reduce waste through predictive maintenance tools and building software integrations. In this way, our solutions are a key tool in reducing water usage and energy consumption across entire portfolios of real estate assets.

Human Capital Management

Our employees are critical to our success. As of December 31, 2022, we had approximately 701 total employees worldwide, all of which are full-time employees. We also engage consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in engineering, software and product development, sales, and related functions. As of December 31, 2022, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our domestic or international employees are subject to a collective bargaining agreement or represented by a labor union.

We seek to foster a welcoming, inclusive work environment where employees can be themselves and do meaningful work that positively impacts our customers and communities. Our culture is supportive, engaging, and fast paced and facilitates partnerships among coworkers with diverse backgrounds and experiences. Our employees have opportunities to get involved in resource groups (e.g., Women’s Empowerment and PRISM) and give back to the community. We engage with our employees to gather insight, feedback, and data about their workplace experiences, and manager effectiveness. This data informs and supports our action plans, with the goal of enhancing workplace satisfaction and overall employee well-being and effectiveness.

We attract and retain talent through our employer brand initiatives, employee referral programs, and partnerships with outside agencies that focus on presenting diverse candidates and through internal career growth. Employee growth and development comes from receiving real-time, informal feedback, a formal performance review, career path transparency, and ongoing role-specific training.

The structure of our compensation programs endeavors to give employees peace of mind when it comes to health and financial benefits so that they can focus on doing their best work. Our total rewards program enables us to retain talent, reward high-performing employees at all levels and incentivize and motivate exceptional performance. In addition to competitive base pay, we have an annual bonus program for employees at all levels and a comprehensive variable compensation program specific to our revenue organization. Both the bonus and variable compensation plans are tied directly to individual and company performance. We also provide 100% employer paid medical, dental, and vision for employees and their dependents, life insurance, flexible time off, paid parental leave, and a 401(k) plan with a company match.

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

Intellectual Property

We regard our intellectual property rights as critical to our success generally, with our trademarks, service marks, and domain names being especially critical to the continued development and awareness of our brands and marketing efforts. We protect our intellectual property rights through a combination of trademarks, trade dress, domain name registrations, and trade secrets, as well as through contractual restrictions and reliance on federal, state, and common law. We enter into confidentiality and proprietary rights agreements with employees, consultants, contractors, and business partners, which include invention assignment provisions for our employees and contractors. We have several registered trademarks in the U.S., as well as other trademarks globally. We have also registered a variety of domestic and international domain names, the most significant of which relate to our SmartRent brand.

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

We, our customers, and our partners may be subject to numerous federal and state laws and regulations, including data breach notification laws, data privacy and security laws, and consumer protection laws and regulations (including Section 5 of the Federal Trade Commission Act of 1914 (the "FTC Act") that govern the collection, use, disclosure, and protection of personal information). Privacy and security laws, self-regulatory schemes, regulations, standards, and other obligations are constantly evolving, and may conflict with each other, which complicates compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. For example, California has enacted the California Consumer Privacy Act of 2018 (the "CCPA") that became effective on January 1, 2020. The CCPA creates, among other things, new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to access and delete personal information, opt out of certain personal information sharing, and receive detailed information about how personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the California Privacy Rights Act (the "CPRA"), which was recently voted into law by California residents, imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The CPRA also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023 and become enforceable on July 1, 2023. Further, according to the Federal Trade Commission (the "FTC"), violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Other regulations that may apply to us, for example, depending upon the circumstances, include the General Data Protection Regulation (GDPR) in the European Union, Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), and the Tenant Data Privacy Act (TPDA) in New York.

Corporate History

We were originally incorporated in Delaware on November 23, 2020 as Fifth Wall Acquisition Corp. I (“FWAA”), a special purpose acquisition company, formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 9, 2021, FWAA consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”).

On August 24, 2021, we consummated the Business Combination (as defined below) contemplated by the Merger Agreement dated April 21, 2021 (as amended, the “Merger Agreement”), among FWAA, Einstein Merger Corp. I, a wholly owned subsidiary of FWAA (“Merger Sub”), and SmartRent.com, Inc. (“Legacy SmartRent”). Upon the closing of the Business Combination, Merger Sub merged with and into Legacy SmartRent, with Legacy SmartRent continuing as the surviving company. “Business Combination” refers to these mergers, together with the other related transactions.

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

Available Information

Our website address is www.smartrent.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities Exchange Commission (“SEC”). We may announce material business and financial information using our investor relations website (investors.smartrent.com), SEC filings, webcasts, press releases, and conference calls. We use these channels to communicate with investors and the general public about our business, products and services and other important developments. We encourage you to regularly review these communication channels, including our investor relations website.

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

Item 1A: Risk Factors

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

• Any delay, disruption or quality control problems experienced by our third-party suppliers, manufacturers, and partners, could cause us to lose market share and our results of operations may suffer.

• We rely on a limited number of third-party suppliers and manufacturers for our products, and a loss of any one of them could negatively affect our business.

• If we are unable to successfully manage any of our recent or future acquisitions and integrations of businesses, our results of operations may be materially and adversely affected.

• Any future outbreaks of the COVID-19 pandemic, resurgences or the development of additional variants, could adversely affect our business.

Risks Related to Legal and Regulatory Matters

• We are subject to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.

• If there is any breach of security controls; unauthorized or inadvertent access to customer, residential, or other data; or unauthorized control or view of systems, our products and solutions may be perceived as insecure, our business may be harmed, and we may incur significant liabilities.

• Design and manufacturing defects in our products and services could subject us to personal injury, property damage, product liability, warranty, and other claims, which could adversely affect our business and result in harm to our reputation.

Risks Related to Ownership of Our Class A Common Stock

• If securities analysts issue unfavorable commentary about us or our industry or downgrade our Class A Common Stock, the price of our Class A Common Stock could decline.

• Our management has limited experience operating a public company.

Risks Related to Our Business and Industry

We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.

We experienced net losses in each year since inception, including a net loss of $72.0 million for 2021 and $96.3 million for 2022. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business. We expect to continue to devote significant resources into our future growth, including making meaningful investments in our customer acquisition teams, building out our technological capabilities, expanding internationally, and exploring strategic acquisition opportunities. In addition, as a public company, we will incur significant accounting, legal, and other expenses.

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

• the condition of regional, national and global economies;

• the ability to accurately forecast revenue;

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

We have limited control over our suppliers, manufacturers, and partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity. If these third-party suppliers, manufacturers, and partners experience any delay, disruption or quality control problems in their operations, we could lose market share and our results of operations may suffer.

We have limited control over our suppliers, manufacturers, and partners. In addition, these suppliers, manufacturers, and partners may experience delay, disruption, or lapse in the quality of their operations, including due to the COVID-19 pandemic, which would subject us to risks, including the following:

• inability to satisfy demand for our products;

• reduced control over delivery timing and product reliability;

• reduced ability to monitor the manufacturing process and components used in our products;

• limited ability to develop comprehensive manufacturing specifications that take into account any materials or components shortages or substitutions;

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

The occurrence of any of these risks, especially during periods of peak demand, could cause us to experience a significant disruption in our ability to produce and deliver our products to our customers. For example, there is currently a global semiconductor supply shortage, though it began easing in the fourth quarter of 2022. The semiconductor supply chain is complex, with capacity constraints occurring throughout. We must compete with other industries to satisfy current and near-term requirements for semiconductors, and those allocations are not within our control even though we attempt various mitigating actions. An ongoing shortage of semiconductors or other key components can disrupt our production schedule and have an adverse effect on our business, profitability and results of operations.

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

In particular, we rely on an exclusive manufacturer of Z-wave chips, which facilitate the Z-wave communication protocol used for communication between our Hub Devices and all other smart devices. The replacement of the Z-wave communication protocol would require the replacement or modification of all of our devices, resulting in production and deployment delays, thus negatively impacting our business. We also rely exclusively on a single source to supply the main central processing unit used in our Hub Devices. A change in the central processing unit would necessitate an extensive printed circuit board redesign, also resulting in production and deployment delays.

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

Our ability to increase sales will depend, in large part, on our ability to enhance and improve our products and solutions, introduce new products, solutions, software, features, or services and in a timely manner, sell into new markets and further penetrate our existing markets. The success of any enhancement or new product or solution depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new products and solutions, the ability to maintain and develop relationships with partners and vendors, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, and the ability of our products and solutions to maintain compatibility with a wide range of connected devices. Any new product or solution we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our products and solutions, including new vertical markets (e.g., commercial office) and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality, availability and reliability of our products and solutions and our ability to design our products and solutions to meet customer demand. Similarly, if any of our potential competitors implement new technologies before we are able to implement ours, those competitors may be able to provide more effective products or solutions, possibly at lower prices. Any delay or failure in the introduction of new or enhanced products or solutions could harm our business, financial condition, cash flows and results of operations.

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

We have experienced rapid growth since our formation. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.

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

Our business exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in property damage, personal injury or death. Although we maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all such potential claims. Because our products are installed in homes, there is an elevated risk of property damage, personal injury, or death in the event of a product malfunction, such as a smart lock failing or our Hub Device overheating or catching fire. Any judgment or settlement for property damage, personal injury, or wrongful death could prove expensive to contest.

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

Our customers have no obligation to renew their contracts for our software services after the expiration of the initial term. Our contract terms range from one month to ten years, and our average contract term is 2.6 years. In the event that these customers do renew their contracts, they may choose to renew for fewer units, shorter contract lengths, or for less expensive subscriptions. We cannot predict the renewal rates for customers that have entered into software contracts with us.

Customer attrition, as well as reductions in the number of units for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase the number of their units that use our software, services, and products. Our attrition rate could increase in the future if customers are not satisfied with our products and solutions, the value proposition of our solutions or our ability to otherwise meet their needs and expectations. Customer attrition and reductions in the number of units may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay for our products and solutions due to financial constraints and the impact of a slowing economy. If a significant number of customers terminate, reduce, or fail to renew their contracts we may be required to incur significantly higher sales and marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional sales and marketing expenditures could harm our business and results of operations. We have not experienced churn in our core smart home deployment since our inception. However, we have received cancellations on our stand-alone self-guided tour product, meaning that this is the only SmartRent product at this location, so including these contract cancellations our churn rate is 0.01% as of December 31, 2022.

Our future success also depends in part on our ability to sell additional functionalities to our current customers and to sell into our customers’ future projects. This may require increasingly sophisticated and more costly sales efforts, technologies, tools and a longer sales cycle. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. If our efforts to sell customers additional units and, in the future, to purchase additional functionalities are not successful, our business may suffer. In addition, such increased costs could cause us to increase our rates, which could increase our attrition rate.

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

As of December 31, 2022, we had approximately $205.8 million of gross federal net operating loss carryforwards available to reduce future taxable income. Realization of any tax benefit from our carryforwards is dependent on our ability to generate future taxable income and the absence of certain “ownership changes.” An “ownership change,” as defined in the applicable federal income tax rules, could place significant limitations, on an annual basis, on the amount of our future taxable income that may be offset by our carryforwards. Such limitations could effectively eliminate our ability to utilize a substantial portion of our carryforwards. We have not conducted a study to determine whether an “ownership change” has occurred since December 31, 2021 or if (i) the Business Combination resulted in an “ownership change,” (ii) we have incurred one or more “ownership changes,” or (iii) the issuance of shares of our Class A Common Stock resulted in an “ownership change.” Other issuances of shares of our Class A Common Stock which could cause an “ownership change” include the issuance of shares of common stock upon future conversion or exercise of outstanding options and warrants or future common stock offerings. If we have experienced or do experience an ownership change at any time since our formation, use of our net operating loss carryforwards and any other tax attribute carryforwards we may have (e.g., carryforwards of general business credits) would be subject to an annual limitation under Section 382 or 383 of the Code. Such a limitation would be determined by first multiplying the value of our outstanding shares at the time of the ownership change by the applicable long-term, tax-exempt rate. The applicable long-term tax-exempt rate for ownership changes occurring during the month of March 2022 and August 2021 were 1.63% and 1.58%, respectively. In addition, the Code regulations allow the annual limitation to be increased by certain adjustments, which, for us, would primarily relate to recognized built-in gains on appreciated assets during the five-year recognition period beginning on the ownership change date.

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

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses. On December 31, 2021, we purchased all of the outstanding equity interests of iQuue LLC ("iQuue"), and on March 21, 2022, we purchased all of the outstanding equity interests of SightPlan Holdings Inc. ("SightPlan"). We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. Acquisitions and other strategic investments involve significant risks and uncertainties, including:

• the potential failure to achieve the expected benefits of the combination or acquisition;

• unanticipated costs and liabilities;

• difficulties in integrating new products, solutions, software, features, services, businesses, operations and technology infrastructure in an efficient and effective manner;

• the potential loss of key employees of the acquired businesses;

• difficulties in maintaining customer relations;

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

Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms, including interest rates, that are acceptable to us, or at all.

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

Our intellectual property, including our trademarks, copyrights, trade secrets and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our proprietary technology, brands and other intellectual property against dilution, infringement, misappropriation and competitive pressure by defending our intellectual property rights. To protect our intellectual property rights, we rely on a combination of trademark, copyright and trade secret laws of the U.S. and a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection.

We own one issued U.S. patent and have three pending U.S. patent applications that relate to smart home, security and wireless Internet technologies utilized in our business. We may file additional patent applications in the future in the U.S. and internationally. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention.

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

In addition to registered trademarks, we rely on trade secret rights, copyrights and other rights to protect our unpatented proprietary intellectual property and technology. Despite our efforts to protect our proprietary technologies and our intellectual property rights, unauthorized parties, including our employees, consultants, service providers, or subscribers may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees and third parties that have access to our material confidential information, and generally limit access to and distribution of our proprietary information and proprietary technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology, could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products and solutions, and may not provide an adequate remedy in the event of unauthorized use or disclosure. We cannot assure you that the steps taken by us will prevent misappropriation of our intellectual property or technology or infringement of our intellectual property rights. Competitors may independently develop technologies, products, or solutions that are substantially equivalent or superior to our products and solutions or that inappropriately incorporate our proprietary technology into their products or they may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. In addition, if we expand the geography of our service offerings, the laws of some foreign countries where we may do business in the future may not protect intellectual property rights and technology to the same extent as the laws of the U.S., and these countries may not enforce these laws as diligently as government agencies and private parties in the U.S.

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

Downturns in or uncertainties about general economic and market conditions and reductions in spending may reduce demand for our products and solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our products and solutions. Adverse macroeconomic conditions, including inflation, slower growth or recession, barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, currency fluctuations, and other events beyond our control, such as economic sanctions, natural disasters, pandemics, including the COVID-19 pandemic, epidemics, political instability, armed conflicts and wars, including the Russia-Ukraine war can materially adversely affect demand for our products and solutions. In addition, consumer spending and activities can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors, all of which may have a negative affect on our business and results of operations.

Additionally, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers, manufacturers, logistics providers, distributors, and other partners. Potential effects on our suppliers and partners include financial instability, inability to obtain credit to finance operations, and insolvency. A downturn in the economic environment can also lead to increased credit and collectability risk on our trade receivables, the failure of derivative counterparties and other financial institutions, limitations on our ability to issue new debt, reduced liquidity, and declines in the fair value of our financial instruments. These and other economic factors can materially adversely affect our business, results of operations, financial condition and stock price.

During weak or uncertain economic times, the available pool of potential customers may additionally decline as the prospects for new multifamily apartment and single-family rental construction and residential building renovation projects diminish, which may have a corresponding impact on our growth prospects. In addition, there is an increased risk during these periods that an increased percentage of property developers will file for bankruptcy protection, which may harm our revenue, profitability and results of operations. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. Prolonged economic slowdowns and reductions in new residential and commercial building construction and renovation projects may result in diminished sales of our software, services and products. Further worsening, broadening or protracted extension of an economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.

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

Any future outbreak of the COVID-19 pandemic, resurgences or the development of variants thereof, could have an adverse effect on our business, results of operations, and financial condition.

The COVID-19 pandemic caused significant volatility in financial markets. Any public health problems resulting from the COVID-19 pandemic and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could contribute to a general slowdown in the global economy, adversely impact our customers, third-party suppliers and other business partners, and disrupt our operations.

The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including any future spread of the outbreak, effectiveness of vaccines, the impact on capital and financial markets, and the related impact on the financial circumstances of our customers and their residents, all of which are highly uncertain and cannot be predicted.

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

We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. Various states throughout the U.S. are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention, and safeguarding of customer, consumer, resident, employee, or any other third-party information we receive, and some of our current or planned business activities. For example, California enacted the CCPA, that affords consumers who are California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA went into effect on January 1, 2020 and gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for a private right of action for data breaches that may increase data breach litigation. Relatedly, the CPRA was recently adopted by California voters. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023 and will become enforceable on July 1, 2023.

Additionally, the interpretations of existing federal and state consumer protection laws relating to online collection, use, dissemination, and security of personal information adopted by the FTC, state attorneys general, private plaintiffs, and courts have evolved, and may continue to evolve, over time. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce, thus violating Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

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

If there is any breach of security controls; unauthorized or inadvertent access to customer, residential, or other data; or unauthorized control or view of systems, our products and solutions may be perceived as insecure, our business may be harmed, and we may incur significant liabilities.

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

Although we have established security procedures to protect customers and their resident information, our or our partners’ security and testing measures may not prevent security breaches. Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security, or other developments may result in a compromise or breach of the technology we use to protect customer data. Any compromise of our security or breach of our customers’ or their residents’ privacy could harm our reputation or financial condition and, therefore, our business. Criminals and other nefarious actors are using increasingly sophisticated methods, including cyber-attacks, phishing, social engineering and other illicit acts to capture, access, or alter various types of information, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that process and store customer and resident confidential and private information, the loss of such information or the deployment of malware or other harmful code to our services or our networks or systems may result in negative consequences, including the actual or alleged malfunction of our products, software or services. In addition, third parties, including our third-party affiliates, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. The threats we and our third-party affiliates face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. There can be no assurances that our defensive measures will prevent cyber-attacks or that we will detect network or system intrusions or other breaches on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of the technology protecting the systems or networks that house or access our software, services and products or on which we or our partners process or store personal information or other sensitive information or data, or that any such incident will not be believed or reported to have occurred. Any such actual or perceived compromises or breaches to systems, or unauthorized access to our customers’ data, products, software or services, or acquisition or loss of data, whether suffered by us, our partners or other third parties, whether as a result of employee error or malfeasance or otherwise, could harm our business. They could, for example, cause interruptions in operations, loss of data, loss of confidence in our products and solutions and damage to our reputation, and could limit the adoption of our products and solutions. They could also subject us to costs, regulatory investigations and orders, litigation, contract damages, indemnity demands, and other liabilities and materially and adversely affect our customer base, sales, revenues, and profits. Any of these could, in turn, have a material adverse impact on our business, financial condition, cash flows, or results of operations. If such an event results in unauthorized access to or loss of any data subject to data privacy and security laws and regulations, then we could be subject to substantial fines by U.S. federal and state authorities, foreign data privacy authorities around the world and private claims by companies or individuals. A cyber-attack may cause additional costs, such as investigative and remediation costs, legal fees, and the costs of any additional fraud detection activities required by law, a court, or a third party. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify individuals, data owner, or customers about the incident and we may need to provide some form of remedy to such customers or their residents, such as a subscription to a credit monitoring service for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Additionally, some of our customer contracts require us to indemnify customers from damages they may incur as a result of a breach of our systems. There can be no assurance that the limitation of liability provisions in our contracts for a security breach would be enforceable or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Further, if a high-profile security breach occurs with respect to another provider of smart home solutions, our customers and potential customers or their residents may lose trust in the security of our products and solutions or in the smart home technology industry generally, which could adversely impact our ability to retain existing customers or attract new ones. Even in the absence of any security breach, customer concerns about security, privacy or data protection may deter them from using our products and solutions.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations.

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

As a result of disclosure of information in this Report and in filings required of a public company, our business and financial condition is more visible, which may result in more litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially and adversely affected, even if the claims do not result in litigation or are resolved in our favor. These claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially and adversely affect our business and results of operations.

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

We conduct our business globally and source our products from Asia, Europe and the U.S. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies and regulatory bodies or authorities responsible for monitoring and enforcing product safety and consumer protection laws, data privacy and security laws and regulations, employment and labor laws, workplace safety laws and regulations, environmental laws and regulations, antitrust laws, federal securities laws, and tax laws and regulations.

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

Changes in laws that apply to us could result in increased regulatory requirements and compliance costs which could harm our business, financial condition, cash flows, and results of operations. In certain jurisdictions, regulatory requirements may be more stringent than in the U.S. Noncompliance with applicable regulations or requirements could subject us to whistleblower complaints, investigations, sanctions, settlements, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, suspension or debarment from contracting with certain governments or other customers, the loss of export privileges, multi-jurisdictional liability, reputational harm, and other collateral consequences. If any governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, cash flows and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and an increase in defense costs and other professional fees.

Expanding our international operations subject us to a variety of risks and uncertainties, including exposure to foreign currency exchange rate fluctuations, which could adversely affect our business and operating results.

We expanded our international operations to Canada and the United Kingdom and may further grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our lack of experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

• our ability to comply with differing and evolving technical and environmental standards, telecommunications regulations, building and fire codes, and certification requirements outside the U.S.;

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

• deterioration of political relations between the U.S. and other countries in which we may operate; or

• political or social unrest, economic instability, conflict or war in such countries, or sanctions implemented by the U.S. against countries in which we operate, all of which could have a material adverse effect on our operations.

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

• adverse resolution of new or pending litigation against us; and

• changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

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

As of December 31, 2022, we had 198,525,153 shares of Class A Common Stock outstanding.

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

In addition, the shares of our Class A Common Stock issued under the SmartRent, Inc. 2021 Equity Incentive Plan, (the "2021 Plan") are eligible for sale in the public market, subject to provisions relating to various vesting agreements, and in some cases, limitations on volume and manner of sale by affiliates under Rule 144, as applicable. The number of shares to be reserved for future issuance under the 2021 Plan equals 12,853,744 shares (all of which may be issued pursuant to the exercise of incentive stock options). We also have the ability to issue up to 3,731,411 additional shares of common stock under the Employee Stock Purchase Plan ("ESPP"), subject to annual increases effective as of January 1, 2023 and each subsequent January 1 through and including January 1, 2030 in an amount equal to the smallest of (i) 1% of the number of shares of the common stock outstanding as of the immediately preceding December 31, (ii) 2,000,000 shares or (iii) such amount, if any, as the Board may determine.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which would result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to hire additional employees to support our operations as a public company, which would increase our operating costs in future periods.

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

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the (i) Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action, suit or proceeding brought on our behalf; (b) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (c) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, our Charter or bylaws; or (d) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (ii) subject to the foregoing, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the U.S. have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our Charter and bylaws provide that the federal district courts of the U.S. shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Scottsdale, Arizona, where we lease 40,893 square feet of office space. We also lease 9,928 square feet of office space in Orlando, Florida and 60,820 square feet of warehouse space in Avondale, Arizona. In addition to our facilities located in the U.S., we lease 2,690 square feet of office space and 3,229 square feet of warehouse space in Zagreb, Croatia. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

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

For a discussion of legal and other proceedings in which we are involved, see Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is listed on the NYSE under the ticker symbol “SMRT.” FWAA's Class A Common Stock was listed on Nasdaq under the ticker symbol "FWAA" prior to the Business Combination.

Holders of Record

As of December 31, 2022, there were 24 stockholders of record of our Class A Common Stock.

Dividend Policy

We have never declared or paid any dividends on our Class A Common Stock. We currently intend to retain all available funds and any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future. The terms of our Senior Revolving Facility, as defined in Note 6 to Consolidated Financial Statements included in this Report, also restrict our ability to pay dividends, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our capital stock.

Stock Performance Graphs and Cumulative Total Return

The following shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index, the Russell 2000 Index and the De-SPAC ETF (NYSE:DSPC) which tracks the performance of The De-SPAC Index (DESPACTR on Bloomberg), an equally weighted portfolio of 25 of the largest de-SPACs on a rolling 12-month basis. The chart assumes $100 was invested on January 3, 2022, in the Class A common stock of SmartRent Inc., the S&P 500 Index, the Russell 2000 Index and the De-SPAC ETF, and assumes the reinvestment of any dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

None.

Item 6. INTENTIONALLY OMITTED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Report.

Overview

We are an enterprise real estate technology company that provides a comprehensive management platform designed for property owners, managers and residents. Our suite of products and services, which includes both smart building hardware and cloud-based SaaS solutions, provides seamless visibility and control over real estate assets. Our platform lowers operating costs, increases revenues, mitigates operational friction and protects assets for owners and operators, while providing a differentiated, elevated living experience for residents.

Through a Hub Device, we integrate our proprietary enterprise software with third-party smart devices and other technology interfaces. We use an open-architecture, brand-agnostic approach that allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our solutions include smart apartments and homes, access control for buildings, common areas, and rental units, asset protection and monitoring, parking management, self-guided tours, and community and resident Wi-Fi. We also have a professional services team that provides customers with training, installation, and support services. Our SightPlan acquisition in March 2022 advanced our product roadmap and augmented our cloud-based SaaS solutions for current and prospective customers.

We believe SmartRent is the category leader in the enterprise smart home solutions industry. As of December 31, 2022, we had 547,196 Units Deployed, 851,815 Committed Units, and 501 customers, including many of the top multifamily residential owners in the U.S. As of that date, our customers owned an aggregate of approximately 6.7 million units. This represents approximately 15% of the U.S. market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the U.S.

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

Active Supply Chain Management

We are focused on successfully navigating unprecedented global supply chain disruptions. Specifically, increased demand for electronics as a result of the COVID-19 pandemic, the U.S. trade relations with China and certain other factors have led to a global shortage of semiconductors, including Z‑wave chips, which are a central component of our Hub Devices. Due to this shortage, we have experienced Hub Device production delays, which have occasionally affected our ability to meet scheduled installations and facilitate customer upgrades to our higher-margin Hub Devices. Further, we've experienced shortages and shipment delays related to components for Alloy Access and made-to-order specialty locks. Consequently, scheduled deployments have been delayed to future periods. This is a timing issue as these customer orders have not been canceled. We expect that some of these backlogged units will be deployed in 2023. Our expectation is that we will not see marked improvements with respect to supply chain delays for Alloy Access and for made-to-order locks through 2023.

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

The Business Combination

On August 24, 2021, we consummated the Business Combination contemplated by the Merger Agreement. Upon the closing of the Business Combination, Merger Sub merged with and into Legacy SmartRent, with Legacy SmartRent continuing as the surviving company and changing its name to “SmartRent Technologies, Inc.” In connection with the consummation of the Business Combination, we changed our name from “Fifth Wall Acquisition Corp. I” to “SmartRent, Inc.” and changed our trading symbol and exchange listing from “FWAA” on Nasdaq to “SMRT” on the NYSE. The Business Combination is accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the guidance in the Financial Accounting Standards Board Accounting Standards Update (FASB ASC) 805, “Business Combinations,” FWAA is treated as the “acquired” company for financial reporting purposes. SmartRent Technologies, Inc. is deemed the accounting predecessor of the combined business and the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The Business Combination had a significant impact on our reported financial condition and results of operations as a consequence of the reverse capitalization. The most significant change in our reported financial condition and results of operations was a net increase in cash (as compared to our Consolidated Balance Sheet immediately prior to the Business Combination) of approximately $444.6 million, which includes approximately $155.0 million in proceeds from a concurrent private placement to certain investors who subscribed for an aggregate of 15,500,000 shares of Class A common stock, offset by additional transaction costs for the Business Combination. Transaction costs incurred in connection with the Business Combination were approximately $56.0 million, including $12.1 million which represents deferred underwriter fees from the FWAA IPO.

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

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) as of a stated measurement date. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) during a stated measurement period. We use these operating metrics to assess the general health and trajectory of our business and growth. We had 207,711, 167,743, and 83,293 New Units Deployed during the years December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, 2021, and 2020 we had an aggregate of 547,196, 339,485 and 155,105 Units Deployed, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units associated with binding orders executed during a stated measurement period. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the years December 31, 2022, 2021 and 2020, there were 282,512, 219,901, and 112,555 Units Booked, respectively.

EBITDA and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest expense, income tax expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA before the following items: stock-based compensation expense, non-employee warrant expense, warranty provisions for battery deficiencies, asset impairment, loss on extinguishment of debt, change in fair value of derivatives, unrealized gains and losses in currency exchange rates, and non-recurring expenses in connection with acquisitions. Management uses EBITDA and Adjusted EBITDA to identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance, while neutralizing the impact of expenses included in our operating results which could otherwise mask underlying trends in our business. See “Non-GAAP Financial Measures” for additional information and reconciliations of these measures.

Annual Recurring Revenue

We define Annual Recurring Revenue (“ARR”) as the annualized value of our recurring SaaS revenue earned in the current quarter. We monitor our ARR to assess the general health and trajectory of our hosted services business. Our ARR was approximately $32.3 million, $10.6 million and $4.9 million as of December 31, 2022, 2021 and 2020, respectively.

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

Hosted Services Revenue

Hosted services primarily consist of monthly subscription revenue earned from the fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring and related services. These subscription arrangements have contractual terms ranging from one month to ten years and include recurring fixed plan subscription fees. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs directly associated with our research and development. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development. We account for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. Costs incurred and capitalized during the product development stage generally include the costs of software configuration, coding, and testing. Such costs primarily include payroll and payroll related expenses for employees directly involved in the product development. We expense preliminary evaluation costs as they are incurred before technological feasibility is achieved, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. We begin amortizing capitalized costs when a project is ready for its intended use, and we periodically reassess the estimated useful life of a project considering the effects of obsolescence, technology, competition and other economic factors which may result in a shorter remaining life. We expect our research and development costs to increase in absolute dollars as we increase our investment in product development to broaden the capabilities of our solutions and introduce new products and features.

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

Other Expenses

Other expenses consist primarily of interest expense, foreign currency transaction gains and losses, and other income related to the operations of foreign subsidiaries. Interest expense is recorded in connection with our various debt facilities. Foreign currency transaction gains and losses relate to the impact of transactions denominated in a foreign currency other than the U.S. dollar. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, which we expect to continue.

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

Results of Operations for the Years Ended December 31, 2022, 2021 and 2020

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

	Years Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
	2022	2021	2020	$	%	$	%
	(dollars in thousands)
Revenue
Hardware	$87,372	$69,629	$31,978	$17,743	25%	$37,651	118%
Professional services	32,301	22,732	12,304	9,569	42%	10,428	85%
Hosted services	48,148	18,276	8,252	29,872	163%	10,024	121%
Total revenue	167,821	110,637	52,534	57,184	52%	58,103	111%

Cost of revenue
Hardware	83,289	70,448	35,225	12,841	18%	35,223	100%
Professional services	59,547	38,189	16,176	21,358	56%	22,013	136%
Hosted services	23,637	12,073	5,430	11,564	96%	6,643	122%
Total cost of revenue	166,473	120,710	56,831	45,763	38%	63,879	112%

Operating expense
Research and development	29,422	21,572	9,406	7,850	36%	12,166	129%
Sales and marketing	20,872	14,017	5,429	6,855	49%	8,588	158%
General and administrative	55,305	25,990	16,584	29,315	113%	9,406	57%
Total operating expenses	105,599	61,579	31,419	44,020	71%	30,160	96%

Loss from operations	(104,251)	(71,652)	(35,716)	(32,599)	45%	(35,936)	101%

Other income (expense)
Interest income (expense)	1,946	(249)	(559)	2,195	(882)%	310	(55)%
Other income (expense), net	595	55	(685)	540	982%	740	(108)%
Loss before income taxes	(101,710)	(71,846)	(36,960)	(29,864)	42%	(34,886)	94%

Income tax (expense) benefit	5,388	(115)	(149)	5,503	(4785)%	34	(23)%
Net Loss	$(96,322)	$(71,961)	$(37,109)	$(24,361)	34%	$(34,852)	94%

Comparison of the years ended December 31, 2022 and 2021

Revenue

	Years Ended December 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Revenue
Hardware	$87,372	$69,629	$17,743	25%
Professional services	32,301	22,732	9,569	42%
Hosted services	48,148	18,276	29,872	163%
Total revenue	$167,821	$110,637	$57,184	52%

Total revenue increased by $57.2 million, or 52%, to $167.8 million for the year ended December 31, 2022, from $110.6 million for the year ended December 31, 2021. The increase in revenue resulted primarily from an increase in New Units Deployed during 2022 compared to 2021, an increased number of cumulative active subscriptions for our hosted services during 2022 compared to 2021, and our acquisition of SightPlan in March 2022.

Our revenue is primarily driven by New Units Deployed and the aggregate number of Units Deployed. We had 207,711 New Units Deployed during the year ended December 31, 2022, compared to 167,743 New Units Deployed during the same period in 2021, an increase of 39,968 New Units Deployed, or 24%. The aggregate number of Units Deployed was 547,196 at December 31, 2022, compared to 339,485 at December 31, 2021.

Hardware revenue increased by $17.7 million, or 25%, to $87.4 million for the year ended December 31, 2022, from $69.6 million for the year ended December 31, 2021. This increase in hardware revenue resulted from a 4% increase in units shipped and an Average Revenue per Unit ("ARPU") increase of 21% to $436.49 for the 2022 period from $361.02 for the 2021 period. We define hardware ARPU as total hardware revenue for a given period divided by number of Hub Devices shipped in the same period.

Professional services revenue increased by $9.6 million, or 42%, to $32.3 million for the year ended December 31, 2022, from $22.7 million for the year ended December 31, 2021.The increase was primarily attributable to an increase of 24% in New Units Deployed and an ARPU increase of 15% from the year ended December 31, 2021. We define professional services ARPU as total professional services revenue divided by Units Deployed in a period.

Hosted services revenue increased by $29.9 million, or 163%, to $48.1 million for the year ended December 31, 2022, from $18.3 million for the year ended December 31, 2021. Of the $48.1 million revenue in 2022, $20.3 million is related to hub amortization and $27.8 million is related to SaaS revenue. Revenue increased from hub amortization and SaaS by $10.0 million and $19.9 million, respectively, from the year ended December 31, 2021 to the year ended December 31, 2022. The increase from both components of hosted services revenue resulted primarily from the increased aggregate number of Units Deployed from 339,485 units at December 31, 2021 to 547,196 units at December 31, 2022 and an increase in SaaS ARPU of 93% to $5.32 for the year ended December 31, 2022 from $2.76 for the year ended December 31, 2021. Approximately $9.9 million of the 2022 increase in SaaS resulted from contributions from iQuue and SightPlan. Excluding contributions from iQuue and SightPlan, SaaS ARPU was $3.42 for the year ended December 31, 2022. We define SaaS ARPU as total SaaS revenue for a given period divided by the average aggregate Units Deployed in the same period.

We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and are a subset of Committed Units. We had 282,512 and 219,901 Units Booked during the years December 31, 2022 and 2021, respectively.

We define Committed Units as the aggregate number of Hub Device (i) units that are subject to binding orders from customers together with (ii) units that existing customers who are parties to a SmartRent master services agreement have informed us (on a non-binding basis) that they intend to order in the future for deployment within two years of the measurement date. We measure and evaluate Committed Units to assess the general health and trajectory of our business operations and growth. As of December 31, 2022 and 2021, SmartRent had 851,815 and 742,429 Committed Units, respectively.

Cost of Revenue

	Years Ended December 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue
Hardware	$83,289	$70,448	$12,841	18%
Professional services	59,547	38,189	21,358	56%
Hosted services	23,637	12,073	11,564	96%
Total cost of revenue	$166,473	$120,710	$45,763	38%

Total cost of revenue increased by $45.8 million, or 38%, to $166.5 million for the year ended December 31, 2022, from $120.7 million for the year ended December 31, 2021. The increase in cost of revenue resulted primarily from an increase in the volume of sales and New Units Deployed of our smart home hardware devices, increased third-party direct labor costs, and the increased number of active subscriptions for our software service applications.

Hardware cost of revenue increased by $12.8 million, or 18%, to $83.3 million for the year ended December 31, 2022, from $70.4 million for the year ended December 31, 2021. This increase in hardware cost of revenue was primarily attributable to approximately $16.7 million resulting from greater sales volumes and an increase of approximately $2.5 million for direct personnel-related costs for the year ended December 31, 2022. This was partially offset by a decrease in warranty costs of $7.5 million primarily related to a warranty provision for battery deficiencies recorded during the year ended December 31, 2021.

Professional services cost of revenue increased by $21.4 million, or 56%, to $59.5 million for the year ended December 31, 2022, from $38.2 million for the year ended December 31, 2021. The increase in professional services cost of revenue is primarily attributable to approximately $11.6 million resulting from an increase in New Units Deployed and related services provided, including third-party direct labor costs. Personnel-related costs, and related travel costs, increased by $8.6 million as we increased our professional services staff to increase our capacity to deploy units in anticipation of increased sales volumes.

Hosted services cost of revenue increased by $11.6 million, or 96%, to $23.6 million for the year ended December 31, 2022, from $12.1 million for the year ended December 31, 2021. The increase in both periods resulted from the increase in the aggregate number of Units Deployed and the resulting increase in hub amortization and the number of active subscriptions for our software service applications.

Operating Expenses

	Years Ended December 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$29,422	$21,572	$7,850	36%
Sales and marketing	20,872	14,017	6,855	49%
General and administrative	55,305	25,990	29,315	113%

Research and development expenses increased by $7.9 million, or 36%, to $29.4 million for the year ended December 31, 2022, from $21.6 million for the year ended December 31, 2021, resulting primarily from an increase of approximately $6.9 million of personnel-related expenses, as we increased our research and development staff, and an increase in stock-based compensation of $1.3 million.

Sales and marketing expenses increased by $6.9 million, or 49%, to $20.9 million for the year ended December 31, 2022, from $14.0 million for the year ended December 31, 2021, resulting primarily from approximately $5.0 million of increased personnel-related expenses as we increased the size of our sales and marketing staff and an increase of $0.8 million in business applications and software. We had 282,512 and 219,901 Units Booked during the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, general and administrative expenses increased by $29.3 million, or 113%, to $55.3 million from $26.0 million for the year ended December 31, 2021, resulting primarily from increases of approximately $10.3 million in personnel-related expenses, asset impairment of $4.4 million related to a prepaid license agreement and a loan receivable, stock-based compensation of $4.2 million, business insurance of $3.6 million, primarily related to Directors and Officers insurance, and $2.8 million of intangible asset amortization.

Other Income (Expenses)

	Years Ended December 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Interest income (expense), net	$1,946	$(249)	$2,195	882%
Other income (expense), net	595	55	540	982%

Interest income, net increased by $2.2 million, or 882%, to $1.9 million for the year ended December 31, 2022, from $(0.2) million for the year ended December 31, 2021. The increase in net interest income is primarily attributable to interest earned on interest-bearing cash balances which were higher for the year ended December 31, 2022 as compared to corresponding period in 2021 due to higher interest rates.

Other income, net increased by $0.5 million, or 982%, to $0.6 million for the year ended December 31, 2022, from $0.1 million of other income, net for the year ended December 31, 2021, primarily due to higher interest income for the year ended December 31, 2022 as compared to the corresponding period in 2021 and foreign currency adjustments.

Income Taxes

	Years Ended December 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Loss before income taxes	$(101,710)	$(71,846)	$(29,864)	42%
Income tax (expense) benefit	5,388	(115)	5,503	(4785)%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets at December 31, 2022, and December 31, 2021. As of December 31, 2022, we had $205.8 million of U.S. federal and $188.3 million of state gross net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire on varying dates for state tax purposes. The income tax benefit is related to the valuation allowance release due to the expected realization of deferred tax liabilities from the SightPlan and iQuue acquisitions.

We do not currently expect the Inflation Reduction Act to have a material impact on our financial results, including on our annual estimated effective tax rate.

Comparison of the years ended December 31, 2021 and 2020

For comparison of the fiscal years ended December 31, 2021 and 2020, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended December 31, 2021 filed with the SEC on March 5, 2022, under the subheading "Comparison of the years ended December 31, 2021 and 2020".

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

We define Adjusted EBITDA as EBITDA reduced by stock-based compensation expense, non-employee warrant expense, warranty provisions for battery deficiencies, asset impairment, loss on extinguishment of debt, change in fair value of derivatives, unrealized gains and losses in currency exchange rates, non-recurring expenses in connection with acquisitions and other expenses caused by non-recurring, or unusual, events that are not indicative of our ongoing business.

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

	Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Net loss	$(96,322)	$(71,961)	$(37,109)
Interest (income) expense, net	(1,946)	249	559
Provision for income taxes	(5,388)	115	149
Depreciation and amortization	4,262	463	295
EBITDA	(99,394)	(71,134)	(36,106)
Stock-based compensation	13,716	8,131	1,759
Non-employee warrant expense	289	931	481
Compensation expense in connection with acquisitions	5,042	-	3,353
Other non-recurring acquisition expenses	1,197	-	-
Asset impairment	4,441	-	-
Loss on extinguishment of debt	-	27	164
Loss on change in exchange rates	-	-	470
Loss on warranty provision	-	6,430	3,200
Adjusted EBITDA	$(74,709)	$(55,615)	$(26,679)

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash and cash equivalents of $210.4 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds we received through the private issuance of our convertible SmartRent preferred stock, the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of December 31, 2022, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of the Company’s assets and guaranteed by each of the Company’s material domestic subsidiaries.

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

In February and March 2021, Legacy SmartRent issued approximately 3.4 million shares of Series C Preferred Stock (which automatically converted into a number of shares of Common Stock upon consummation of the Business Combination) in exchange for $35.0 million gross cash proceeds. Expenses in connection with the issuance of the Series C Preferred Stock were $0.2 million, resulting in net cash proceeds of $34.8 million.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $250.9 million as of December 31, 2022. We may require additional capital to continue our operations in future periods. We expect to incur expenses related to non-cancellable contractual obligations such as from our operating leases.

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

Cash Flow Summary - Years Ended December 31, 2022, 2021 and 2020

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Net cash (used in) provided by
Operating activities	$(81,037)	$(70,376)	$(28,490)
Investing activities	(130,789)	(9,373)	(2,680)
Financing activities	(2,801)	473,926	48,221

Operating Activities

For the year ended December 31, 2022, our operating activities used $81.0 million in cash resulting primarily from our net loss of $96.3 million and $8.1 million used in changes in our operating assets and liabilities, partially offset by $23.4 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $42.8 million increase in inventory, $15.9 million increase in accounts receivable, and $9.9 million increase in deferred cost of revenue, partially offset by a $43.7 million increase in deferred revenue, a $12.4 million increase in accounts payable, and a $3.2 million increase in accrued expenses and other liabilities. Non-cash expenses consisted primarily of stock-based compensation of $13.7 million, compensation expense related to acquisitions of $5.0 million, $4.4 million of asset impairment, and depreciation and amortization of $4.3 million, partially offset by a deferred tax benefit of $5.7 million resulting from the SightPlan acquisition.

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

For the year ended December 31, 2020, our operating activities used $28.5 million in cash resulting primarily from our net loss of $37.1 million, which was partially offset by $11.3 million of non-cash expenses consisting primarily of $3.4 million of non-cash compensation expense related to the Zenith Highpoint Inc. ("Zenith") acquisition, provision for warranty expenses of $3.4 million, and stock-based compensation of $1.8 million. For the year ended December 31, 2020, we used net cash of $2.7 million from changes in our operating assets and liabilities resulting primarily from an increase of $13.5 million in accounts receivable, an $11.1 million increase in inventory, an $8.6 million increase in deferred cost of revenue, and $3.2 million decrease in accrued expenses and other liabilities. This was partially offset by a $32.8 million increase in deferred revenue and $1.0 million decrease in prepaid expenses and other assets.

Investing Activities

For the year ended December 31, 2022, we used $130.8 million of cash for investing activities, resulting primarily from $129.7 million used for the SightPlan acquisition, net of cash acquired.

For the year ended December 31, 2021, we used $9.4 million of cash for investing activities, resulting primarily due to $5.9 million used for the iQuue acquisition, net of cash acquired.

For the year ended December 31, 2020, we used $2.7 million of cash for investing activities, primarily related to the Zenith acquisition, net of cash acquired.

Financing Activities

For the year ended December 31, 2022, our financing activities used $2.8 million of cash primarily for taxes paid related to net share settlements of stock-based compensation awards.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

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

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” as defined in Section 2(A) of the Securities Act of 1933, as amended, from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” and have elected to take advantage of the benefits of this extended transition period.

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

Interest Rate Fluctuation Risk

As of December 31, 2022, we had cash, cash equivalents, and restricted cash of approximately $217.7 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase interest income by $21.7 million, or decrease interest income by $2.7 million, based on our cash position as of December 31, 2022.

Foreign Currency Exchange Rate Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S. and to a lesser extent in Croatia and other international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SmartRent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SmartRent, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Tempe, Arizona

March 8, 2023

We have served as the Company's auditor since 2020.

SMARTRENT, INC.

Consolidated BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$210,409	$430,841
Restricted cash, current portion	7,057	1,268
Accounts receivable, net	62,442	45,486
Inventory	75,725	33,208
Deferred cost of revenue, current portion	13,541	7,835
Prepaid expenses and other current assets	9,182	17,369
Total current assets	378,356	536,007
Property and equipment, net	2,069	1,874
Deferred cost of revenue	22,508	18,334
Goodwill	117,268	12,666
Intangible assets, net	31,123	3,590
Other long-term assets	9,521	7,212
Total assets	$560,845	$579,683

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,360	$6,149
Accrued expenses and other current liabilities	34,396	22,234
Deferred revenue, current portion	80,020	42,185
Total current liabilities	132,776	70,568
Deferred revenue	59,928	53,412
Other long-term liabilities	3,941	6,201
Total liabilities	196,645	130,181

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares of preferred stock issued and outstanding as of December 31, 2022 and December 31, 2021	-	-

Stockholders' equity
Common stock, $0.0001 par value; 500,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 198,525 and 193,864 shares issued and outstanding as of December 31, 2022 and December 31, 2021	20	19
Additional paid-in capital	615,281	604,077
Accumulated deficit	(250,925)	(154,603)
Accumulated other comprehensive (loss) income	(176)	9
Total stockholders' equity	364,200	449,502
Total liabilities, convertible preferred stock and stockholders' equity	$560,845	$579,683

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

Consolidated Statements of Operations AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue
Hardware	$87,372	$69,629	$31,978
Professional services	32,301	22,732	12,304
Hosted services	48,148	18,276	8,252
Total revenue	167,821	110,637	52,534

Cost of revenue
Hardware	83,289	70,448	35,225
Professional services	59,547	38,189	16,176
Hosted services	23,637	12,073	5,430
Total cost of revenue	166,473	120,710	56,831

Operating expense
Research and development	29,422	21,572	9,406
Sales and marketing	20,872	14,017	5,429
General and administrative	55,305	25,990	16,584
Total operating expense	105,599	61,579	31,419

Loss from operations	(104,251)	(71,652)	(35,716)

Interest income (expense), net	1,946	(249)	(559)
Other income (expense), net	595	55	(685)
Loss before income taxes	(101,710)	(71,846)	(36,960)

Income tax benefit (expense)	5,388	(115)	(149)
Net loss	(96,322)	(71,961)	(37,109)
Other comprehensive loss
Foreign currency translation adjustment	(185)	(226)	235
Comprehensive loss	$(96,507)	$(72,187)	$(36,874)
Net loss per common share
Basic and diluted	$(0.49)	$(0.96)	$4.32
Weighted-average number of shares used in computing net loss per share
Basic and diluted	195,575	74,721	8,598

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity (Deficit)

Balance, December 31, 2019	15,181	$46,206	996	$-	$1,104	$(45,533)	$-	$(44,429)
Retroactive application of exchange ratio	58,978	-	3,869	-	-	-	-	-
Balance, December 31, 2019 as adjusted	74,159	46,206	4,865	-	1,104	(45,533)	-	(44,429)
Issuance of Series C Preferred Stock for cash, net of offering costs	26,946	57,439	-	-	-	-	-	-
Exercise of warrants	-	-	15	-	-	-	-	-
Conversion of Convertible Note to Series C-1 Preferred Stock	3,717	7,787	-	-	-	-	-	-
Issuance of common stock in connection with acquisition	-	-	1,373	-	813	-	-	813
Stock-based compensation	-	-	4,123	-	1,759	-	-	1,759
Common stock warrants related to marketing expense	-	-	-	-	481	-	-	481
Net loss	-	-	-	-	-	(37,109)	-	(37,109)
Other comprehensive loss	-	-	-	-	-	-	235	235
Balance, December 31, 2020	104,822	111,432	10,376	-	4,157	(82,642)	235	(78,250)
Issuance of Series C Preferred Stock for cash, net of offering costs	16,404	34,793	-	-	-	-	-	-
Exercise of warrants	-	-	2,457	-	5	-	-	5
Conversion of Convertible Preferred Stock to Common Stock	(121,226)	(146,225)	121,226	13	146,212	-	-	146,225
Reverse recapitalization, net of transaction costs	-	-	59,657	6	444,641	-	-	444,647
Stock-based compensation	-	-	-	-	8,131	-	-	8,131
Redemption of warrants	-	-	148	-	-	-	-	-
Common stock warrants issued to customers as consideration	-	-	-	-	121	-	-	121
Common stock warrants related to marketing expense	-	-	-	-	810	-	-	810
Net loss	-	-	-	-	-	(71,961)	-	(71,961)
Other comprehensive loss	-	-	-	-	-	-	(226)	(226)
Balance, December 31, 2021	(0)	-	193,864	19	604,077	(154,603)	9	449,502
Stock-based compensation	-	-	-	-	13,716	-	-	13,716
Tax withholdings related to net share settlement of equity awards	-	-	(907)	-	(4,045)	-	-	(4,045)
Issuance of common stock upon vesting of equity awards	-	-	3,026	1	-	-	-	1
Common stock warrants issued to customers as consideration	-	-	-	-	72	-	-	72
Common stock warrants related to marketing expense	-	-	-	-	217	-	-	217
Reverse recapitalization, net of transaction costs	-	-	-	-	(70)	-	-	(70)
Exercise of options	-	-	465	-	219	-	-	219
Net settlement related to exercise of options	-	-	(5)	-	(33)	-	-	(33)
Exercise of warrants	-	-	1,874	-	3	-	-	3
ESPP purchases	-	-	208	-	1,125	-	-	1,125
Net loss	-	-	-	-	-	(96,322)	-	(96,322)
Other comprehensive loss	-	-	-	-	-	-	(185)	(185)
Balance, December 31, 2022	(0)	$-	198,525	$20	$615,281	$(250,925)	$(176)	$364,200

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

Consolidated Statements of CASH FLOWS

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(96,322)	$(71,961)	$(37,109)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	4,262	463	295
Amortization of debt discount	-	14	8
Asset Impairment	4,441	-	-
Non-employee warrant expense	289	931	481
Provision for warranty expense	(784)	7,634	3,370
Loss on extinguishment of debt	-	27	164
Non-cash lease expense	1,405	621	461
Stock-based compensation related to acquisition	811	812	707
Stock-based compensation	12,905	7,319	1,052
Compensation expense related to acquisition	5,042	-	3,353
Change in fair value of earnout related to acquisition	310	-	-
Deferred tax benefit	(5,720)	-	-
Non-cash interest expense	107	11	100
Provision for excess and obsolete inventory	117	(39)	778
Provision for doubtful accounts	242	226	512
Change in operating assets and liabilities
Accounts receivable	(15,943)	(23,969)	(13,526)
Inventory	(42,811)	(15,778)	(11,090)
Deferred cost of revenue	(9,880)	(9,315)	(8,584)
Prepaid expenses and other assets	2,366	(11,284)	1,014
Accounts payable	12,446	3,811	(72)
Accrued expenses and other liabilities	3,243	1,605	(3,209)
Deferred revenue	43,691	38,945	32,841
Lease liabilities	(1,254)	(449)	(36)
Net cash used in operating activities	(81,037)	(70,376)	(28,490)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Zenith acquisition, net of cash acquired	-	-	(2,382)
Payments for SightPlan acquisition, net of cash acquired	(129,676)	-	-
Payments for iQuue acquisition, net of cash acquired	-	(5,902)	-
Purchase of property and equipment	(1,113)	(1,471)	(298)
Payment for loan receivable	-	(2,000)	-
Net cash used in investing activities	(130,789)	(9,373)	(2,680)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments from revolving line of credit	-	-	7,179
Payments on revolving line of credit	-	-	(11,981)
Payments on term loan	-	(4,861)	(139)
Payments of senior revolving facility transaction costs	-	(658)	-
Payments on note payable related to acquisition	-	-	(4,327)
Proceeds from warrant exercise	3	5	-
Proceeds from convertible notes	-	-	50
Proceeds from options exercise	186	-	-
Proceeds from ESPP purchases	1,125	-	-
Taxes paid related to net share settlements of stock-based compensation awards	(4,045)	-	-
Convertible preferred stock issued	-	35,000	57,500
Payments of convertible stock transaction costs	-	(207)	(61)
Proceeds from business combination and private offering	-	500,628	-
Payments for business combination and private offering transaction costs	(70)	(55,981)	-
Net cash (used in) provided by financing activities	(2,801)	473,926	48,221
Effect of exchange rate changes on cash and cash equivalents	(264)	(191)	143
Net (decrease) increase in cash, cash equivalents, and restricted cash	(214,891)	393,986	17,194
Cash, cash equivalents, and restricted cash - beginning of period	432,604	38,618	21,424
Cash, cash equivalents, and restricted cash - end of period	$217,713	$432,604	$38,618

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$210,409	$430,841	$38,618
Restricted cash, current portion	7,057	1,268	-
Restricted cash, included in other long-term assets	247	495	-
Total cash, cash equivalents, and restricted cash	$217,713	$432,604	$38,618

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands)

	For the years ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information
Interest paid	$146	$254	$459
Cash paid for income taxes	197	14	83
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	110	25	32
Contingent consideration	-	5,230	-
Acquisition consideration held in escrow	-	1,021	-
Conversion of convertible debt to preferred stock	-	-	7,787
Common stock issued as consideration for acquisition	-	-	813
Conversion of convertible preferred stock to common stock	-	146,225	-

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1. DESCRIPTION OF BUSINESS

SmartRent Inc., and its wholly owned subsidiaries (collectively the "Company"), is an enterprise real estate technology company that provides comprehensive management software and applications designed for property owners, managers and residents. Its suite of products and services, which includes both smart building hardware and cloud-based software-as-a-service ("SaaS") solutions, provides seamless visibility and control over real estate assets. The Company’s platform lowers operating costs, increases revenues, mitigates operational friction and protects assets for owners and operators, while providing a differentiated, elevated living experience for residents. The Company is headquartered in Scottsdale, Arizona.

The Company, formerly known as Fifth Wall Acquisition Corp. I (“FWAA”), was originally incorporated in Delaware on November 23, 2020, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 9, 2021, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq National Market (“Nasdaq”). On April 21, 2021, FWAA entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with SmartRent.com, Inc. (“Legacy SmartRent”) and Einstein Merger Corp. I, a wholly owned subsidiary of FWAA (“Merger Sub”). On August 24, 2021, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, FWAA changed its name to SmartRent, Inc. and its shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “SMRT.” As a result of the Business Combination, SmartRent, Inc. became the owner, directly or indirectly, of all of the equity interests of Legacy SmartRent and its subsidiaries.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

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

The Company accounted for this transaction as a reverse merger in accordance with U.S. GAAP. Under this method of accounting, FWAA was treated as the “acquired” company for financial reporting purposes. See Note 2 "Significant Accounting Policies" for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy SmartRent issuing stock for the net assets of FWAA, accompanied by a recapitalization. The net assets of FWAA are stated at historical cost, with no goodwill or intangible assets recorded.

Prior to the Business Combination, Legacy SmartRent and FWAA filed separate standalone federal, state, and local income tax returns. As a result of the Business Combination, SmartRent, Inc. files a consolidated income tax return. For legal purposes, FWAA acquired Legacy SmartRent, and the transaction represents a reverse acquisition for federal income tax purposes - SmartRent, Inc. is the parent of the consolidated group with SmartRent Technologies, Inc. as a subsidiary, but in the year of the closing of the Business Combination, the consolidated tax return of SmartRent, Inc. included a full year period for Legacy SmartRent and stub-year for FWAA starting the day after the closing of the Business Combination. FWAA filed a short year return for the period prior to the acquisition.

Upon closing of the Business Combination, the Company received gross proceeds of $500,628 from the Business Combination and PIPE Investment, offset by offerings costs of $55,981.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company's financial statements have been prepared on a consolidated basis and as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 include the consolidated accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.

Foreign Currency

SmartRent, Inc.'s functional and reporting currency is United States Dollars (“USD”) and its foreign subsidiary has a functional currency other than USD. Financial position and results of operations of the Company's international subsidiary are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. The Company's international subsidiaries statements of operations accounts are translated at the weighted-average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the Consolidated Statements of Operations and Comprehensive Loss.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

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

(in thousands, except per share amounts)

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and hosted services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for doubtful accounts on the Consolidated Balance Sheets. The allowance for doubtful accounts totaled $606 and $357 as of December 31, 2022, and 2021, respectively. The provision for doubtful accounts is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss; the provision for doubtful accounts totaled $242, $226 and $512 for the years ended December 31, 2022, 2021 and 2020, respectively. There were no material write-offs of accounts receivable deemed uncollectable for the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, there were $381 in write-offs of accounts receivable deemed uncollectable. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for doubtful accounts based on a combination of factors, which include the nature of relationship and the prior experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Consolidated Balance Sheet date. The significant customers of the Company are also limited partners of an investor in the Company with approximately 4% and 22% ownership as of December 31, 2022 and 2021, respectively. The investor does not exert control or influence on these limited partners and, as such these limited partners do not meet the definition of related parties of the Company. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of December 31,		Years Ended December 31,
	2022	2021	2022	2021	2020
Customer A	30%	*	15%	12%	28%
Customer B	*	15%	*	*	23%
Customer C	*	*	12%	12%	*

* Total less than 10% for the respective period

Inventory

Inventories, which are comprised of smart home equipment and components are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of cost over net assets of the Company's completed business combinations. The Company tests for potential impairment of goodwill on an annual basis in November to determine if the carrying value is less than the fair value. In testing goodwill for impairment, the Company began with a qualitative test, commonly referred to as "Step 0", and determined performing a quantitative test was not necessary. No goodwill impairment has been recorded as of December 31, 2022. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment.

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

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Costs of improvements that extend the economic life or improve service potential are capitalized. Expenditures for routine maintenance and repairs are charged to expense as incurred. Repairs and maintenance expense for the years ended December 31, 2022, 2021 and 2020 was $50, $15 and $18, respectively, and is included in general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Depreciation and amortization are included in cost of revenue and general and administrative expenses and are computed using the straight-line basis over estimated useful lives of those assets as follows.

Estimated useful life (in years)
Computer hardware and software	5
Furniture and fixtures	7
Warehouse equipment	15
Leasehold improvements	Shorter of the estimated useful life or lease term

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, intangible assets and operating lease right of use assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets, or asset groups, is measured by comparing the carrying amounts of such assets or asset groups to the future undiscounted cash flows that such assets or asset groups are expected to generate. If such assets are impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

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

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the years ended December 31, 2022, 2021 and 2020 warranty expense included in cost of hardware revenue was $852 and $8,305 and $3,694, respectively. As of December 31, 2022, and December 31, 2021, the Company’s warranty allowance was $2,277 and $6,106, respectively.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. During the year ended December 31, 2021, the Company identified additional deficient batteries, and while the number of deficient batteries is less than one percent of the total number of all batteries deployed, the Company has elected to replace all such batteries from previously deployed hardware devices. As of December 31, 2022, and 2021, $1,687 and $4,732, respectively, is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

The Company's aggregate warranty liabilities and changes were as follows:

	As of December 31,
	2022	2021
Warranty reserve beginning balance	$6,106	$3,336
Warranty accrual for battery deficiencies	-	6,430
Warranty (reversal) accrual for completed projects	(784)	1,204
Warranty settlements	(3,045)	(4,864)
Warranty reserve ending balance	$2,277	$6,106

Convertible Preferred Stock

The Company assessed the provisions of Legacy SmartRent’s convertible preferred stock including redemption rights, dividends and voting rights to determine the appropriate classification. The Company determined that Legacy SmartRent’s shares of convertible preferred stock are appropriately classified as mezzanine equity because they were contingently redeemable into cash upon the occurrence of an event not solely within Legacy SmartRent’s control. When it is probable that a convertible preferred share will become redeemable, adjustments are recorded to adjust the carrying values. No such adjustments have been recorded during the years ended December 31, 2022 or 2021. As a result of the Business Combination, each share of Legacy SmartRent convertible preferred stock and common stock was converted into the right to receive approximately 4.8846 shares of the Company’s Common Stock. Refer to Note 7, Convertible Preferred Stock and Equity.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2022 or 2021. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

The Company may enter into contracts that contain multiple distinct performance obligations. The transaction price for a typical arrangement includes the price for: smart home hardware devices, professional services, and a subscription for use of the Company's proprietary software (“hosted services”). Included in these contracts are Hub Devices, which integrate the Company’s proprietary enterprise software with third party smart devices. Historically, the Company sold Hub Devices which only functioned with a subscription to its proprietary software (“non-distinct Hub Devices"). During the year ended December 31, 2022, the Company began shipping Hub Devices with features that function independently from its proprietary software subscription (“distinct Hub Devices"). Non-distinct Hub Devices are recognized as a single performance obligation with the Company’s proprietary software in hosted services revenue, while distinct Hub Devices are recognized as a separate performance obligation in hardware revenue. When distinct Hub Devices are included in a contract, the hosted services performance obligation is comprised of only the Company’s proprietary software.

The Company considers delivery for each of the hardware, professional services and hosted services to be separate performance obligations. The hardware performance obligation includes the delivery of smart home hardware and distinct Hub Devices. The professional services performance obligation includes the services to install the hardware. The hosted services performance obligation provides a subscription that allows the customer access to software during the contracted-use term when the promised service is provided to the customer. Also included in the hosted service performance obligation are non-distinct Hub Devices that only function with a subscription to the Company’s proprietary software.

Payments are received by the Company by credit card, check or automated clearing house (“ACH”) payments and payment terms are determined by individual contracts and generally range from due upon receipt to net 30 days. Taxes collected from customers and remitted to governmental authorities are not included in reported revenue. Payments received from customers in advance of revenue recognition are reported as deferred revenue. The Company has elected the following practical expedients following the adoption of ASC 606:

•
Shipping and handling costs: the Company elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service and are recorded as hardware cost of revenue. Amounts billed for shipping and handling fees are recorded as revenue.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

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

•
Hardware Revenue

Hardware revenue results from the direct sale to customers of hardware smart home devices, which devices generally consist of a distinct Hub Device, door-locks, thermostats, sensors, and light switches. These hardware devices provide features that function independently without subscription to the Company's proprietary software, and the performance obligation for hardware revenue is considered satisfied and revenue is recognized at a point in time when the hardware device is shipped to the customer. The Company generally provides a one-year warranty period on hardware devices that are delivered and installed. The cost of the warranty is recorded as a component of cost of hardware revenue.

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

•
Hosted Services Revenue

Hosted services revenue primarily consists of monthly subscription revenue generated from fees that provide customers’ access to one or more of the Company’s proprietary software applications including access controls, asset monitoring and related services. These subscription arrangements have contractual terms ranging from one-month to ten-years and include recurring fixed plan subscription fees. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

Also included in hosted services revenue are non-distinct Hub Devices. The Company considers those devices and hosting services subscription a single performance obligation and therefore defers the recognition of revenue for those devices upon shipment to the customer. The revenue is then amortized over its average service life. When a non-distinct Hub Device is included in a contract that does not require a long-term service commitment, the customer obtains a material right to renew the service because purchasing a new device is not required upon renewal. If a contract contains a material right, proceeds are allocated to the material right and recognized over the period of benefit, which is generally four years.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Cost of Revenue

Cost of revenue consists primarily of direct costs of products and services together with the indirect cost of estimated warranty expense and customer care and support over the life of the service arrangement.

•
Hardware

Cost of hardware revenue consists primarily of direct costs of proprietary products, such as the distinct Hub Device, hardware devices, supplies purchased from third-party providers, and shipping costs together with, indirect costs related to warehouse facilities (including depreciation and amortization of capitalized assets and right-of-use assets), infrastructure costs, personnel-related costs associated with the procurement and distribution of products and warranty expenses together with the indirect cost of customer care and support.

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

•
Hosted Services

Cost of hosted services revenue consists primarily of the amortization of the direct costs of non-distinct Hub Devices, consistent with the revenue recognition period noted above in "Hosted Services Revenue", and infrastructure costs associated with providing software applications together with the indirect cost of customer care and support over the life of the service arrangement.

Deferred Cost of Revenue

Deferred cost of revenue includes all direct costs included in cost of revenue for hosted services and non-distinct Hub Devices that have been deferred to future periods.

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. As of December 31, 2022, the Company has capitalized $3,145 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $3,066 is remaining to be amortized. During the year ended December 31, 2022, $79 of amortization expense related to capitalized software was recorded in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $292, $801 and $663 of advertising expenses for the years ended December 31, 2022, 2021 and 2020, respectively.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $8,096 and $8,629 of assets outside the United States at December 31, 2022, and 2021, respectively.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740)”, which simplifies the accounting for income taxes, primarily by eliminating certain exceptions found in the Accounting Standards Codification, section 740. This standard is effective for fiscal periods beginning after December 15, 2021. The Company adopted ASU No. 2019-12 effective January 1, 2022, which did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of December 31, 2022			As of December 31, 2021
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$210,409	$-	$210,409	$430,841	$-	$430,841
Restricted cash	Level 1	7,304	-	7,304	1,763	-	1,763
Total		$217,713	$-	$217,713	$432,604	$-	$432,604

The Company reports the current portion of restricted cash as a separate item in the Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Consolidated Balance Sheets.

		As of December 31, 2022		As of December 31, 2021
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$5,540	$5,540	$5,230	$5,230
Total liabilities		$5,540	$5,540	$5,230	$5,230

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the years ended December 31, 2022 and 2021 are as follows.

	As of December 31,
	2022	2021
Balance at beginning of period	$5,230	$-
Fair value of earnout payment recorded in connection with the iQuue acquisition	-	5,230
Change in fair value of earnout	310	-
Balance at end of period	$5,540	$5,230

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of December 31, 2022 and 2021. The Company determined there was an increase of $310 in the fair value of the earnout due to changes to discount and volatility rates during the year ended December 31, 2022 and therefore, recorded this adjustment in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss. See Note 13 for more information regarding the earnout payment.

	As of December 31,
	2022	2021
Discount Rate	9.80%	3.50%
Volatility	42.00%	24.80%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue.

	Years Ended December 31,
	2022	2021	2020
Revenue by geography
United States	$165,795	$108,072	$50,275
International	2,026	2,565	2,259
Total revenue	$167,821	$110,637	$52,534

	Years Ended December 31,
	2022	2021	2020
Revenue by type
Hardware	$87,372	$69,629	$31,978
Professional services	32,301	22,732	12,304
Hosted services	48,148	18,276	8,252
Total revenue	$167,821	$110,637	$52,534

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Remaining Performance Obligations

Advance payments received from customers are recorded as deferred revenue and are recognized upon the completion of related performance obligations over the period of service. Advance payments for non-distinct Hub Devices are recorded as deferred revenue and recognized over its average in-service life. Advance payments received from customers for subscription services are recorded as deferred revenue and recognized over the term of the subscription. A summary of the change in deferred revenue is as follows.

	Years Ended December 31,
	2022	2021
Deferred revenue balance as of January 1	$95,597	$53,501
Revenue recognized from balance of deferred revenue at the beginning of the period	(25,934)	(11,764)
Revenue deferred during the period	111,861	85,153
Revenue recognized from revenue originated and deferred during the period	(41,576)	(31,293)
Deferred revenue balance as of December 31	$139,948	$95,597

As of December 31, 2022, the Company expects to recognize 52% of its total deferred revenue within the next 12 months, 21% of its total deferred revenue between 13 and 36 months, 24% between 37 and 60 months. Any deferred revenue expected to be recognized beyond five years is immaterial. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of December 31, 2022 are $39,932 of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights.

Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of December 31,
	2022	2021
Finished Goods	$74,276	$33,007
Raw Materials	1,449	201
Total inventory	$75,725	$33,208

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2022, 2021 and 2020, the Company recorded write-downs of $117, $358 and $232, respectively.

Prepaid expenses and other current assets consisted of the following.

	As of December 31,
	2022	2021
Prepaid expenses	$5,042	$15,084
Other current assets	4,140	2,285
Total prepaid expenses and other current assets	$9,182	$17,369

Prepaid expenses decreased during the year ended December 31, 2022 from the previous year, partially due to $2,441 of impairment related to prepaid licenses which the Company determined had no future value. Asset impairment is recorded in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Property and equipment, net consisted of the following.

	As of December 31,
	2022	2021
Computer hardware	$2,192	$1,768
Leasehold improvements	698	284
Warehouse and other equipment	632	461
Furniture and fixtures	163	161
Property and equipment	3,685	2,674
Less: Accumulated depreciation	(1,616)	(800)
Total property and equipment, net	$2,069	$1,874

Depreciation and amortization expense on all property, plant and equipment was $816, $463 and $443 during the years ended December 31, 2022, 2021 and 2020, respectively.

Intangible assets, net consisted of the following.

	As of December 31,
	2022			2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(1,778)	$21,212	$3,290	$-	$3,290
Developed technology	10,600	(1,440)	9,160	300	-	300
Trade name	900	(149)	751	-	-	-
Total intangible assets, net	$34,490	$(3,367)	$31,123	$3,590	$-	$3,590

Amortization expense on all intangible assets was $3,367 for the year ended December 31, 2022. There was no amortization expense for the years ended December 31, 2021 or 2020, as the assets were acquired on December 31, 2021 or thereafter. Accumulated amortization on all intangible assets was $3,367 as of December 31, 2022. There was no accumulated amortization as of December 31, 2021. Total future amortization for finite-lived assets is estimated as follows.

Amortization Expense
2023	$3,873
2024	3,873
2025	3,873
2026	3,873
2027	3,734
Thereafter	11,897
Total	$31,123

Other long-term assets consisted of the following.

	As of December 31,
	2022	2021
Operating lease - ROU asset, net	$3,968	$2,927
Capitalized software costs	3,066	-
Restricted cash, long-term portion	247	495
Other long-term assets	2,240	3,790
Total other long-term assets	$9,521	$7,212

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Amortization expense on capitalized software costs was $79 for the year ended December 31, 2022 and was recorded in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. No amortization expense was recorded related to capitalized software costs for the years ended December 31, 2021 or 2020. Additionally, the Company recorded impairment of $2,000 related to a note receivable within other long-term assets on the Consolidated Balance Sheets. Impairment is recorded in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.

Accrued expenses and other current liabilities consisted of the following.

	As of December 31,
	2022	2021
Accrued compensation costs	$14,157	$6,588
Accrued expenses	8,571	4,559
Warranty allowance	2,277	6,106
Other	9,391	4,981
Total accrued expenses and other current liabilities	$34,396	$22,234

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of December 31, 2022. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the years ended December 31, 2022 and 2021, the Company recorded $147 and $11, respectively, of amortization expense in connection with these costs, which is a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss. No such expenses were recorded during the year ended December 31, 2020.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of December 31, 2022, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the year ended December 31, 2022, the facility fee totaled $190. There were no facility fees recorded during the years ended December 31, 2021 or 2020.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of December 31, 2022, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of December 31, 2022 and 2021, there was no outstanding principal amount under the Senior Revolving Facility.

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

Prior to the Business Combination, Legacy SmartRent had shares of $0.00001 par value Series Seed, Series A, Series B, Series B-1, Series C, and Series C-1 preferred stock outstanding, all of which were convertible into shares of common stock of Legacy SmartRent on a 1:1 basis, subject to certain anti-dilution protections. Upon the closing of the Business Combination, the 24,816 outstanding shares of preferred stock were converted into 121,214 shares of Common Stock of the Company based on the Exchange Ratio of approximately 4.8846.

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

Warrants

In February 2021, Legacy SmartRent issued 750 warrants to purchase Legacy SmartRent’s common stock as consideration to certain customers. As part of the Business Combination on August 24, 2021, these warrants converted to warrants to purchase 3,663 shares of Common Stock at $0.01 per share pursuant to the Exchange Ratio and remain outstanding. The warrants are exercisable upon issuance until their expiration in February 2031 or earlier upon redemption. The number of warrants issued to these customers is dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer. The fair value of the vested portion of the warrants has been recorded as additional paid in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. For the years ended December 31, 2022 and 2021 respectively, the Company recorded $72 and $121, as contra-revenue in the Consolidated Statement of Operations and Comprehensive Loss related to these warrants. No contra-revenue was recorded in connection with these warrants during the year ended December 31, 2020.

In April 2020, in connection with the closing of the second tranche of the Series C preferred stock, Legacy SmartRent issued a warrant to purchase common stock to an investor who participated in the second tranche closing. The warrant represents compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vests based on the number of installed units attained over a measurement period, which expires in April 2023. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder is entitled to purchase 384 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrants using the Black-Scholes-Merton model. As part of the Business Combination on August 24, 2021, these warrants converted to warrants to purchase 1,874 shares of Common Stock pursuant the Exchange Ratio. The remaining warrants fully vested during the three months ended March 31, 2022. The warrants were exercised during the three months ended June 30, 2022. The Company recorded the associated marketing expense over the service period as the units were installed with an offset to additional paid-in-capital. During the years ended December 31, 2022 and 2021 respectively, the Company recognized $217 and $810 of sales and marketing expense related to these warrants. No expenses related to these warrants were recognized during the year ended December 31, 2020.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

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

In March 2019, Legacy SmartRent issued a warrant to purchase common stock to the purchaser of a $2,500 convertible note. The warrant represented compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vested based on the number of installed units attained over a measurement period, which expired in March 2021. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder was entitled to purchase up to 503 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrant using the Black-Scholes-Merton model. The Company recorded the associated marketing expense over the service period as the units were installed with an offset to additional paid-in-capital. These warrants were exercised by the holder in March 2021, which resulted in 503 shares of common stock being issued by Legacy SmartRent. During the years ended December 31, 2022 and 2021, no sales and marketing expense related to these warrants was recorded in the accompanying Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2020, the Company recognized $342 of sales and marketing expense related to these warrants in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

Summaries of the Company’s 2018 Stock Plan activity for the year ended December 31, 2022 is presented below.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2020	10,457	$0.51	8.96	$-
Granted	-	$-
Forfeited	-	$-
December 31, 2021	10,457	$0.51	7.96	$95,935
Granted	175	$9.58
Exercised	(465)	$0.47
Forfeited	(496)	$0.47
December 31, 2022	9,671	$0.67	6.99	$18,234
Exercisable options as of December 31, 2022	8,276	$0.49	6.83	$16,024

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Amendment to the 2018 Stock Plan

In April 2021, the board of directors of Legacy SmartRent executed a unanimous written consent to provide an additional incentive to certain employees of Legacy SmartRent by amending the 2018 Stock Plan to allow for the issuance of RSUs and granted a total of 1,533 RSUs to certain employees which vest over four years. The estimated fair value for each RSU issued was approximately $21.55 per share and the total stock-based compensation expense to be amortized over the vesting period is $33,033. As part of the Business Combination on August 24, 2021 these RSUs were assumed by the Company and converted to 7,489 RSUs at a per share fair value of $4.41 pursuant to the Exchange Ratio. The outstanding RSUs also contain a liquidity event vesting condition which was satisfied upon closing of the Business Combination. Accordingly, the Company recognized an additional one-time stock-based compensation expense of $2,827 in August 2021 as a retroactive catch-up of cumulative stock-based compensation expense for such awards from their original grant dates. During the years ended December 31, 2022 and 2021, stock-based compensation expense of $662 and $906, respectively, was recognized in connection with the outstanding options. During the year ended December 31, 2020, there was no stock-based compensation expense related to the options.

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

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2020	-	$-
Granted - pre-merger, retroactive application of exchange ratio	7,489	$4.41
Granted - post-merger	426	$12.10
Forfeited	(244)	$4.41
December 31, 2021	7,671	$4.98
Granted	2,047	$6.63
Vested or distributed	(3,026)	$4.88
Forfeited	(1,199)	$5.06
December 31, 2022	5,493	$5.43

No right to any Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the years ended December 31, 2022 and 2021 respectively, stock-based compensation expense of $11,955 and $6,413 was recognized in connection with the vesting of all RSUs. During the year ended December 31, 2020, there was no stock-based compensation expense related to the RSUs. At December 31, 2022, $26,373 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.2 years.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Employee Stock Purchase Plan

The Company has the ability to initially issue up to 2,000 shares of Common Stock under the Employee Stock Purchase Plan ("ESPP"), subject to annual increases effective as of January 1, 2022 and each subsequent January 1 through and including January 1, 2030 in an amount equal to the smallest of (i) 1% of the number of shares of the Common Stock outstanding as of the immediately preceding December 31, (ii) 2,000 shares or (iii) such amount, if any, as the Board may determine. During the year ended December 31, 2022, stock-based compensation expense of $288 was recognized in connection with the ESPP. No expense related to the ESPP was recognized during the years ended December 31, 2021 or 2020.

Stock-Based Compensation

The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes-Merton option pricing model with the following weighted-average assumptions for the year ended December 31, 2022 and 2020. There were no options granted during the year ended December 31, 2021.

	December 31, 2022	December 31, 2020
Risk free interest	1.47%	0.99%
Dividend yield	0.00%	0.00%
Expected volatility	58.80%	103.59%
Expected life (years)	6.08	6.11

The Company recorded stock-based compensation expense as follows.

	Years Ended December 31,
	2022	2021	2020
Research and development	$3,668	$2,340	$256
Sales and marketing	1,396	1,379	86
General and administrative	8,652	4,412	1,417
Total	$13,716	$8,131	$1,759

During the years ended December 31, 2022, 2021 and 2020, respectively, stock-based compensation expense of $811, $812 and $707 was recognized for 844 shares granted in connection with the Company's February 2020 acquisition of a foreign supplier and are recorded as a component of general and administrative expense. As part of the Business Combination on August 24, 2021, these 844 shares converted into 4,123 shares pursuant to the Exchange Ratio.
NOTE 9. INCOME TAXES

The Company's provision for income taxes consisted of the following.

	Years Ended December 31,
Income Tax Provision	2022	2021	2020

Federal	$-	$-	$-
Foreign	99	133	128
State and local	233	-	-
Current provision	332	133	128

Federal	(4,390)	-	-
Foreign	(3)	(18)	21
State and local	(1,327)	-	-
Deferred (benefit) provision	(5,720)	(18)	21
Provision for income taxes	$(5,388)	$115	$149

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following table presents a reconciliation of the Company’s effective tax rates for the periods indicated.

	Years Ended December 31,
Rate Reconciliation	2022	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%
State rate net of fed benefit	3.4%	8.1%	5.0%
Change in valuation allowance	(18.2%)	(33.8%)	(25.0%)
SPAC transaction costs	0.0%	3.7%	0.0%
Stock compensation	2.0%	0.0%	0.0%
Permanent adjustments	(0.2%)	(0.6%)	(1.0%)
Deferred Adjustments	(2.8%)	0.0%	0.0%
Other	0.1%	1.4%	0.0%
Effective Tax Rate	5.3%	(0.2%)	0.0%

Tax effects of temporary differences can give rise to significant portions of deferred tax assets and deferred tax liabilities. The components of deferred income tax assets and liabilities are as follows.

Tax Effects of Temporary Differences	As of December 31,
	2022	2021
Attributes
Deferred tax asset
Federal NOLs	$38,326	$27,815
State NOLs	9,782	8,206
Deferred revenue	14,021	9,408
Capitalized R&D	7,973	-
Other deferred tax assets	9,187	5,669
Total deferred tax assets	79,289	51,098
Less: Valuation allowance	(61,683)	(43,175)
Total net deferred tax asset	$17,606	$7,923

IRC 481(a) Adjustment	(324)	(209)
Deferred costs of revenue	(8,960)	(6,576)
Intangibles	(7,408)	-
Other deferred tax liabilities	(1,142)	(1,140)
Total deferred tax liabilities	(17,834)	(7,925)
Net deferred tax liability	$(228)	$(2)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As a result of historical cumulative losses, Management determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net federal and state deferred taxes in future periods. Therefore, a valuation allowance equal to the amount of the net federal and state deferred tax assets was provided at December 31, 2022 and 2021. The net valuation allowance increased by $18,508 from $43,175 to $61,683 in 2022.

As of December 31, 2022, the Company has gross NOLs of $205.8 million and $188.3 million for federal and state income tax return purposes, respectively. Federal NOLs can be carried forward indefinitely, while State NOLs will expire between 2038 and 2042. The Company also has $0.1 million of R&D credits available that expire in 2039.

The Tax Reform Act of 1986 (the "Act") provides for a limitation of the annual use of the net operating loss carryforwards following certain ownership changes (as defined by the Act and codified under IRC 382) that could limit the company's ability to utilize these carryforwards. Should the limitation apply, the related net operating loss and Section 163(j) deferred tax assets and the valuation allowance would be reduced by the same amount. The Company has not performed a Section 382 analysis.

The Company recorded net deferred tax liabilities during the year ended December 31, 2022, due to the acquisition of SightPlan. Those net deferred tax liabilities provide a source of taxable income to offset future tax deductions from deferred tax assets, and as a result, management reduced the valuation allowance by $5,902 during the year ended December 31, 2022 (Note 13).

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

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

On August 16, 2022, the Inflation Reduction Act ("IRA") (H.R. 5376) was signed into law in the United States. The IRA implements a 15% minimum tax on financial statement income of certain large corporations and a 1% excise tax on stock repurchases, among other things. While the Company continues to evaluate the IRA, it does not believe it will have a material effect on its audited financial statements, including on its effective tax rate or on its liquidity.

The Company files income tax returns in the U.S. federal and various state jurisdictions, as well as in Croatia and India. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2018, due to the accumulated net operating losses that are carried forward. Similarly, SightPlan is subject to U.S. federal and state income tax examination by authorities for all tax years beginning in 2012. The Company is subject to Croatian income tax examinations for all tax years beginning in 2017. The Company is subject to Indian income tax examinations for all tax years beginning in 2019.

The Company evaluates uncertain tax positions which requires significant judgments and estimates regarding the recoverability of deferred tax assets, the likelihood of the outcome of examinations of tax positions that may or may not be currently under review and potential scenarios involving settlements of such matters. A summary of changes in the Company's gross unrecognized tax benefits for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	As of December 31,
	2022	2021
Unrecognized tax benefits - January 1	$8,757	$-
Gross increases - tax positions in prior period	-	6,961
Gross decreases - tax positions in prior period	-	-
Gross increases - tax positions in current period	14,495	1,796
Settlement	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits - December 31	$23,252	$8,757

The total balance of unrecognized tax benefits as of December 31, 2022 would not impact the effective tax rate if recognized, as the Company is in a full valuation allowance and the unrecognized tax benefit is a deferred tax asset.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company has not accrued penalties and interest as of December 31, 2022. The Company expects the unrecognized tax benefits to reverse in full within the next 12 months.

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	Years Ended December 31,
	2022	2021	2020
Convertible preferred stock	-	-	104,821
Common stock options and restricted stock units	15,163	18,370	11,019
Common stock warrants	3,664	4,601	161
Shares subject to repurchase	1,374	2,748	4,123
Total	20,201	25,719	120,123

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 11. RELATED-PARTY TRANSACTIONS

During the years ended December 31, 2022, 2021 and 2020 respectively, the Company incurred marketing expense of $217, $810 and $481 in connection with the vesting of warrants held by an investor.

The Company incurred consulting expense of $20 included in research and development expenses for the year December 31, 2022, related to services provided by companies in which one of the Company's executives have control or significant influence. During the years ended December 31, 2021 and 2020, the Company incurred consulting expenses from these companies of $110 and $39, respectively.

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

Entities affiliated with RETV Management, LLC ("RET"), which currently hold more than 3% of the outstanding shares of the Company's Common Stock, held more than 17% of the fully diluted shares outstanding of SightPlan (the “RET SightPlan Holdings”). As consideration for the RET SightPlan Holdings, entities affiliated with RET received $22,271 at the closing of the SightPlan acquisition. None of the Company's executive officers or directors hold any economic interest in RET and RET does not have a designee on the Company's board of directors. Further, RET did not assist the Company with any negotiations or participate in the Company's board discussions related to the SightPlan acquisition.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

From time to time, the Company enters into lease agreements with third parties for purposes of obtaining office and warehouse space. These leases are accounted for as operating leases and have remaining lease terms of 1.25 years to 4.33 years. In addition to monthly rent payments, the Company reimburses the lessors for its share of operating expenses as defined in the leases. Such amounts are not included in the measurement of the lease liability but are recognized as a variable lease expense when incurred. One of these leases includes a single, five-year extension option. The Company does not intend to exercise this extension option. During the years ended December 31, 2022 and 2021, the Company obtained $2,776 and $3,007 of ROU assets, respectively, in exchange for lease obligations in connection with its operating leases. No new leases were entered into during the year ended December 31, 2020.

ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. The Company’s weighted average discount rate was 3.50% at December 31, 2022. The weighted-average lease term was 3.1 years, 2.8 years and 2.1 years at December 31, 2022, 2021 and 2020, respectively.

During the years ended, and as of December 31, 2022, 2021 and 2020 the Company had no finance leases.

During the years ended December 31, 2022, 2021 and 2020 the Company incurred rent and other related occupancy expenses of $1,614, $683 and $542, respectively. Included in these amounts are $133, $77 and $35, respectively, of variable rent expense which is comprised primarily of the Company’s proportionate share of operating expenses, properly classified as lease cost due to the Company’s election to not separate lease and non-lease components. Rent costs are recorded to cost of revenue and general and administrative expenses on the Company’s Consolidated Statement of Operations.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Annual base rental commitments associated with these leases, excluding operating expense reimbursements, month-to-month lease payments and other related fees and expenses during the remaining lease terms are as follows.

Operating Leases
2023	$1,677
2024	1,531
2025	563
2026 and thereafter	664
Total lease payments	4,435
Less: imputed interest	(47)
Total lease liability	4,388
Less: Lease liability, current portion	1,585
Lease liability, noncurrent	$2,803

The Company had $3,968 and $2,927 of ROU assets related to its lease liabilities at December 31, 2022 and 2021, respectively, and are included in other long-term assets on the Consolidated Balance Sheets. The noncurrent portion of the Company’s lease liability is included in other long-term liabilities on the Consolidated Balance Sheets. The current portion of the Company's lease liability is included in other current liabilities on the Consolidated Balance Sheets.

Cash paid for amounts included in the measurement of operating lease liabilities was $1,272, $603, and $529 for the years ended December 31, 2022, 2021, and 2020, respectively.

Sales Taxes

The Company determined that it was required to pay sales and use tax in various jurisdictions. Accordingly, the Company has recorded a liability of $2,291 and $1,156 as of December 31, 2022 and 2021, respectively. These liabilities are included in accrued expenses and other current liabilities on the Consolidated Balance Sheets. There are no penalties and interest included in the balance at December 31, 2022 or 2021.

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

The Company entered into an agreement with a supplier in April 2020, as further amended in March 2021, to purchase minimum volumes of certain products through August 2022. Due to significant failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara. On July 26, 2022, the supplier filed a demurrer seeking to dismiss the complaint filed by the Company as well as a cross-complaint against the Company for breach of contract and other allegations. The Company denies the allegations in the supplier’s complaint and does not believe it has any further commitment to the supplier. On October 18, 2022, the supplier’s demurrer was overruled, in part, thus allowing the Company’s claims against the supplier to move forward. In addition, the Company filed a demurrer to supplier’s cross-complaint on October 31, 2022. The parties are now engaging in discovery.

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. The Company had no such accruals as of December 31, 2022, 2021 or 2020.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 13. ACQUISITIONS

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

The Company accounted for the SightPlan acquisition as a business combination. The preliminary purchase price consisted of $131,781 of cash and restricted cash and a post-closing downward adjustment of $127 reflecting the difference between estimated and actual net working capital of SightPlan on the acquisition date. On the acquisition date, the Company paid cash consideration of $130,931 and placed $850 in escrow accounts legally owned by the Company. During the year ended December 31, 2022, consideration held in escrow of $850 was distributed. As part of the distribution, the net working capital adjustment of $127 was returned to the Company.

As part of the business combination, the Company agreed to pay up to approximately $5,760 to the former employees of SightPlan on the one-year anniversary of the acquisition date, subject to continued employment at the Company. As this payment is contingent upon the continuous service of the employees, it is accounted for as post-combination expense and will be recognized ratably over the service period of one year. During the year ended December 31, 2022, the Company recorded $4,495 to general and administrative expenses on the Statements of Operations and Comprehensive Loss and to other current liabilities on the Consolidated Balance Sheets in connection with this contingent consideration. The Company deposited $5,760 cash in escrow on the acquisition date for this obligation. The escrow deposit is classified as restricted cash, current portion.

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

The total purchase consideration and the fair values of the acquired assets and liabilities at the acquisition date were as follows.

Consideration
Cash paid at acquisition		$130,931
Cash consideration held in escrow		850
Net working capital adjustment		(127)
Fair value of total consideration transferred		131,654

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$1,978
Accounts receivable, net	1,255
Intangible assets	30,900
Other assets	749
Total identifiable net assets acquired	34,882
Accounts payable	6
Deferred revenue	885
Accrued expenses and other liabilities	735
Deferred tax liability (Note 9)	5,947
Other long-term liabilities	256
Total liabilities assumed	7,829

Total identifiable assets		27,053

Goodwill		$104,601

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Changes resulting from facts and circumstances that existed as of the acquisition date resulted in measurement period adjustments to the estimated fair values of accounts receivable, net, intangible assets, other assets, deferred tax liability, and goodwill during the year ended December 31, 2022. Specifically, the refinement of inputs used to estimate the fair value of intangible assets resulted in an increase in customer relationships of $4,400, a decrease in goodwill of $3,839, and an increase in the deferred tax liability of $557. The increase to the deferred tax liability caused an increase to the release of the valuation allowance, generating a $1,227 income tax benefit on the Consolidated Statement of Operations. Changes to accounts receivable, net and other assets were immaterial.

Cash paid at acquisition	$130,931
Cash acquired	(1,978)
Cash consideration released from escrow	850
Net working capital adjustment	(127)
Payment of acquisition consideration, net of cash acquired	$129,676

The Company recognized approximately $4,495 of compensation expense related to the SightPlan acquisition during the year ended December 31, 2022. The Company recognized $771 of other non-recurring acquisition related costs that were expensed during the year ended December 31, 2022. Compensation and other non-recurring acquisition related costs and are included in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

The fair value of the assets acquired includes accounts receivable of $1,255. The gross amount due under contracts for accounts receivable is $1,284, substantially all of which is expected to be collected. The Company did not acquire any other class of receivable as a result of the acquisition of SightPlan.

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on the fair market value of such assets and liabilities at the date of acquisition. Intangible assets associated with the acquisition totaled $30,900 and primarily related to customer relationships and developed technology. The excess purchase price over the fair value of net assets acquired was recognized as goodwill and totaled $104,601. The goodwill is attributable primarily to the workforce of the acquired business and expected synergies with the Company’s existing operations and is not deductible for income tax purposes.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company recorded intangible assets at their fair value, which consisted of the following.

	Estimated useful life (in years)	March 31, 2022
Trade Name	5	$900
Customer relationships	10	19,700
Developed technology	7	10,300
Total intangible assets		$30,900

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the trade name and the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the year ended December 31, 2022, the Company recorded amortization expense of $2,806 related to intangible assets. There was no such amortization expense recorded in the years ended December 31, 2021 or 2020 as the acquisition occurred on March 22, 2022. These intangible assets are deductible over 15 years for income tax purposes.

Pro Forma Operating Results

The Company’s Consolidated Balance Sheet as of December 31, 2022, and other financial statements presented herein for the year ended December 31, 2022 include the results of operations of SightPlan since the acquisition date. The following unaudited pro forma information presents consolidated financial information as if the SightPlan acquisition had occurred on January 1, 2020. Pro forma disclosures for net loss have not been provided as the acquisition did not have, and is not expected to have, a material impact on the consolidated results through the year of acquisition. Pro forma operating results were prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2020 or of the results that may occur in the future.

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenues	$170,173	$119,310	$57,574

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company accounted for the iQuue acquisition as a business combination. The preliminary purchase price consisted of $7,213 of cash and restricted cash, estimated fair market value of $5,230 in contingent consideration relating to three earnout payments tied to the attainment of installed unit targets during the period of December 31, 2021 to June 30, 2025, and a Net Working Capital Adjustment of $508 to be paid out 91 days after the acquisition date. On the acquisition date, the Company paid cash of $6,192, and placed $1,021 in escrow accounts. As of December 31, 2022, the current escrow deposits are classified as “Restricted cash, current portion” in the Consolidated Balance Sheets. The Company determines current or non-current classification based on the expected duration of the restriction. The maximum value of the earnout payments is $6,375. To the extent these are earned, they will be payable in cash on, or promptly after, the earnout period dates of December 31, 2022, December 31, 2023, and June 30, 2025. The fair value of the earnout payments is determined using the Monte Carlo simulation model based on installed unit projections during the period of December 31, 2021 through June 30, 2025, implied revenue volatility, a risk-adjusted discount rate, and a credit spread. Each reporting period, the Company is required to remeasure the fair value of the earnout liability as assumptions change and such adjustments will be recorded as a general and administrative expense within the Consolidated Statement of Operations and Comprehensive Loss. The fair value of the earnout liability falls within Level 3 of the fair value hierarchy as a result of the unobservable inputs used for the measurement. The Company determined there was an increase of $310 in the fair value of the earnout during the year ended December 31, 2022 and therefore, recorded the adjustment in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss. The fair value of the earnout as of December 31, 2022 and 2021 was $5,540 and $5,230, respectively.

As part of the business combination, the Company agreed to pay up to approximately $742 to the former shareholders of iQuue over the next three years, subject to the shareholders’ continued employment at the Company. As this payment is contingent upon the continuous service of the key employees, it is accounted for as post-combination compensation expense and is being recognized ratably over the service period of three years. The Company deposited $742 cash in escrow on the acquisition date for this obligation. The current portion of the escrow deposit is classified as “Restricted cash, current portion” and the non-current portion is classified as a component of "Other long-term assets" on the Consolidated Balance Sheets. During the year ended December 31, 2022, the Company recognized $247 of compensation expense in connection with this bonus. No such compensation expense was recorded during the year ended December 31, 2021.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company recognized approximately $547 of compensation expense related to the iQuue acquisition during the year ended December 31, 2022. No such compensation expense was recorded during the year ended December 31, 2021. The Company recognized $116 and $314 of other non-recurring acquisition related costs that were expensed during the years ended December 31, 2022 and 2021, respectively. Compensation and other non-recurring acquisition related costs are included in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

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

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the year ended December 31, 2022, the Company recorded amortization expense of $562 related to intangible assets. There was no such amortization expense recorded for the year ended December 31, 2021 as the acquisition occurred on December 31, 2021. These intangible assets are deductible over 15 years for income tax purposes.

The Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021, and other financial statements presented herein for the year ended December 31, 2022 include the results of operations of iQuue since the acquisition date. Pro forma disclosures have not been provided since the acquisition did not have, and is not expected to have, a material impact on the Company’s results of operations.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The aggregate purchase price exceeded the fair value of the net tangible and intangible assets acquired, and accordingly the Company recorded goodwill of $4,162. Additionally, Legacy SmartRent issued 844 shares of common stock that vest annually over three years and $3,353 of promissory notes to certain employees, contingent upon continued employment. These costs are recognized as post-combination compensation expenses as a component of general and administrative expense on the Company’s Consolidated Statement of Operations and Comprehensive Loss. In connection with the common stock issued with this transaction, the Company recorded $811, $812 and $707 of stock-based compensation expense during the years ended December 31, 2022, 2021 and 2020, respectively. As part of the Business Combination of August 24, 2021 these 844 shares converted to 4,123 shares pursuant to the Exchange Ratio.

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

The Company recognized approximately $21 of acquisition related costs that were expensed during the year ended December 31, 2020 and are included in general and administrative expenses. None of these costs were expensed during the years ended December 31, 2022 or 2021.

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

The Company’s consolidated balance sheet for the year ended December 31, 2022, and other financial statements presented herein for the years ended December 31, 2022, 2021 and 2020 include the results of operations of Zenith since the acquisition date. Revenue related to Zenith and included in amounts presented on the Company’s Consolidated Statement of Operations and Comprehensive Loss are $2,026, $2,565 and $2,259 for the years ended December 31, 2022, 2021 and 2020, respectively. Net income related to Zenith and included in amounts presented on the Company’s Consolidated Statement of Operations and Comprehensive Loss are $218, $819 and $420 for the years ended December 31, 2022, 2021 and 2020. Pro forma disclosures have not been provided since the acquisition did not have, and is not expected to have, a material impact on the Company’s results of operations.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after December 31, 2022 and through March 8, 2023, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In January 2023, issuable shares of the Company’s Class A Common Stock under the ESPP increased by 1,985 shares.

In January 2023, the Board of Directors approved 2,157 RSUs and 3,070 Option awards to certain employees under the 2021 Equity Incentive Stock Plan.

In February 2023, employees enrolled in the Company’s ESPP purchased 176 shares of the Company’s Class A Common Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2022.

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

Based on the remediation efforts described below, weakness (a) as noted above, was fully remediated as of December 31, 2021, and weaknesses (b) and (c) have been fully remediated as of December 31, 2022. Remediation efforts include the following:

•
Adding experienced technical accounting personnel, and continuing to engage with external technical accounting consultants, to facilitate timely and accurate accounting for non-routine transactions;
•
Expanded the team of experienced accounting personnel to allow for appropriate review of journal entries and general segregation of duties;
•
Implemented new software tools to facilitate systematic processing and effective review of journal entries prior to entering in the general ledger; and,
•
Partnered with external consultants specializing in public company control compliance, to assess and implement controls over financial and information technology processes.

Notwithstanding the assessment that our internal controls over financial reporting were not effective in prior periods, we believe we have employed supplementary procedures to ensure the financial statements contained in this Report fairly present in all material respects, our financial position as of December 31, 2022 and 2021, and results of operations and cash flows for the periods ending December 31, 2022, 2021 and 2020.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.

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

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1**	Merger Agreement, dated as of April 21, 2021, by and among the Company, Merger Sub and Legacy SmartRent.	8-K	2.1	April 22, 2021
2.2	Amendment No. 1 to Merger Agreement, dated as of July 23, 2021, by and among the Company, Merger Sub and Legacy SmartRent.	8-K	2.1	July 26, 2021
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
4.1	Specimen Common Stock Certificate.	8-K	4.1	August 30, 2021
4.2	Description of the Registrant’s Securities.	10-K	4.2	March 25, 2022
10.1	Amended and Restated Registration Rights Agreement, dated as of August 24, 2021, by and among the Company, the Sponsor and certain equity holders of Legacy SmartRent named therein.	8-K	10.1	August 30, 2021
10.2†	SmartRent, Inc. 2021 Equity Incentive Plan.	S-4/A	10.13	July 26, 2021
10.3†	SmartRent, Inc. 2021 Employee Stock Purchase Plan.	S-4/A	10.14	July 26, 2021
10.4†	Restricted Stock Units Agreement under the SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.11	August 30, 2021
10.5†	Stock Option Agreement under the SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.12	August 30, 2021
10.6**	Credit Agreement, dated as of December 10, 2021, by and among (i) SmartRent, Inc., (ii) the several banks and other financial institutions or entities party thereto, and (iii) Silicon Valley Bank, as the issuing lender, swingline lender, administrative agent, collateral agent for the lenders, and the lead arranger.	8-K	10.1	December 13, 2021
10.7	Sponsor Agreement, dated April 21, 2021, by and among the Company, its former officers and directors, Legacy SmartRent and the Sponsor.	8-K	10.2	April 22, 2021
10.8	Form of Indemnification Agreement between the Company and each of the officers and directors of the Company.	S-4/A	10.24	July 26, 2021
10.9†	SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	S-4/A	10.12	July 26, 2021
10.10†	Stock Option Agreement under the SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	8-K	10.13	August 30, 2021
10.11†	Restricted Stock Units Award Agreement under the SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	8-K	10.14	August 30, 2021
10.12†	Employment Agreement, dated as of March 16, 2021, by and between Legacy SmartRent and Lucas Haldeman.	S-4/A	10.16	July 26, 2021
10.13†	Employment Agreement, dated as of March 16, 2021, by and between Legacy SmartRent and Isaiah DeRose-Wilson.	S-4/A	10.21	July 26, 2021
10.14†	Employment Agreement, dated as of January 3, 2022, by and between SmartRent and Brian Roberts (filed herewith).
10.15†	Employment Agreement, dated as of April 28, 2022, by and between SmartRent and Hiroshi Okamoto (filed herewith).
10.16†	Employment Agreement, dated as of April 27, 2022, by and between SmartRent and Robyn Young (filed herewith).
10.17	Warrant to Purchase Common Stock, dated as of April 24, 2020 by and between Legacy SmartRent and RET Ventures SPV I, L.P.	10-K	10.21	March 25, 2022
10.18	Warrant to Purchase Common Stock, dated as of February 4, 2021, by and between Legacy SmartRent and LEN FW Investor, LLC.	10-K	10.22	March 25, 2022
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
24.1	Power of Attorney (included on the signature pages herein).
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Insider Trading Policy of SmartRent, Inc., as amended and restated effective January 24, 2023 (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

† Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March 2023.

SmartRent, Inc.

By:	/s/ Lucas Haldeman

Lucas Haldeman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hiroshi Okamoto

Hiroshi Okamoto
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Lucas Haldeman and Hiroshi Okamoto, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ Lucas Haldeman	Chief Executive Officer and Director	March 8, 2023
Lucas Haldeman	(Principal Executive Officer)

/s/ Hiroshi Okamoto	Chief Financial Officer	March 8, 2023
Hiroshi Okamoto	(Principal Financial Officer)

/s/ Alana Beard	Director	March 8, 2023
Alana Beard

/s/ Robert Best	Director	March 8, 2023
Robert Best

/s/ John Dorman	Director	March 8, 2023
John Dorman

/s/ Ann Sperling	Director	March 8, 2023
Ann Sperling

/s/ Bruce Strohm	Director	March 8, 2023
Bruce Strohm

/s/ Frederick Tuomi	Director	March 8, 2023
Frederick Tuomi