Form 10-K/A
period 2022-12-31
SmartRent, Inc.
filed 2023-05-09
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of May 8, 2023, there were 199,459,444 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

Auditor Firm PCAOB ID: 34

Auditor Name: Deloitte & Touche LLP

Auditor Location: Tempe, AZ

EXPLANATORY NOTE

SmartRent, Inc. (“we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) in order to amend and restate certain items of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed March 8, 2023 (the “Original 10-K”), to provide amended disclosures pursuant to correspondence with the staff (the “Staff”) of the Securities and Exchange Commission (“SEC”) in connection with the Staff’s review of the Original 10-K.

Part II. Item 9A of the Original 10-K is hereby amended and restated in its entirety as set forth below.

We are also including currently dated certifications by our principal executive officer and principal financial officer as Exhibits 31.1 and 31.2 under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Section 302 Certifications”). Because no financial statements are contained within this Amendment, paragraph 3 of the Section 302 Certifications has been omitted.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in the Original 10-K or reflect any events that have occurred after the Original 10-K. Moreover, the information in this Amendment does not update or otherwise affect the financial statements filed as part of the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and our other filings with the SEC. The filing of this Amendment is not an admission that the Original 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022, as a result of the following inadvertent disclosure omissions in our original Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022 (the “Original Report”), filed March 8, 2023: (a) our failure to include a report of management’s assessment of the effectiveness of our internal control over financial reporting as December 31, 2022, and (b) our failure to include the language of paragraph 4(b) required by Item 601(b)(31) of Regulation-SK in the Exhibit 31 certifications. We anticipate regaining effectiveness of the related control during 2023 without significant incremental cost.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective, management believes that the financial statements and related financial information included in our Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

For the period ended December 31, 2020, management identified material weaknesses in internal control over financial reporting related to: (a) accounting for non-routine transactions; (b) the lack of consistent review of journal entries prior to their posting to the general ledger; and (c) the need to provide formal segregation controls over our information technology. These material weaknesses were due to us being a private company with limited resources and not having the necessary business processes, controls, and technical expertise to oversee our business processes and controls.

Based on the remediation efforts described below, weakness (a) was fully remediated as of December 31, 2021, and weaknesses (b) and (c) have been fully remediated as of December 31, 2022. Our remediation efforts included the following:

•
Adding experienced technical accounting personnel, and continuing to engage with external technical accounting consultants, to facilitate timely and accurate accounting for non-routine transactions;
•
Expanding the team of experienced accounting personnel to allow for appropriate review of journal entries and general segregation of duties;
•
Implementing new software tools to facilitate systematic processing and effective review of journal entries prior to entering in the general ledger; and
•
Partnering with external consultants specializing in public company control compliance to assess and implement controls over financial and information technology processes.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3) Exhibits

The documents set forth below are filed herewith as exhibits to this Amendment.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ Lucas Haldeman	Chief Executive Officer and Director	May 9, 2023
Lucas Haldeman	(Principal Executive Officer)

/s/ Hiroshi Okamoto	Chief Financial Officer	May 9, 2023
Hiroshi Okamoto	(Principal Financial Officer)

/s/ Alana Beard	Director	May 9, 2023
Alana Beard

/s/ Robert Best	Director	May 9, 2023
Robert Best

/s/ John Dorman	Director	May 9, 2023
John Dorman

/s/ Ann Sperling	Director	May 9, 2023
Ann Sperling

/s/ Bruce Strohm	Director	May 9, 2023
Bruce Strohm

/s/ Frederick Tuomi	Director	May 9, 2023
Frederick Tuomi