Form 10-Q
period 2023-03-31
SmartRent, Inc.
filed 2023-05-10
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A "Risk Factors" of this Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 8, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
•
manage risks associated with adverse macroeconomic conditions, including inflation, slower growth or recession, barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, and currency fluctuations;
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

SMARTRENT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$203,933	$210,409
Restricted cash, current portion	247	7,057
Accounts receivable, net	59,069	62,442
Inventory	66,853	75,725
Deferred cost of revenue, current portion	13,141	13,541
Prepaid expenses and other current assets	14,251	9,182
Total current assets	357,494	378,356
Property and equipment, net	1,910	2,069
Deferred cost of revenue	19,614	22,508
Goodwill	117,268	117,268
Intangible assets, net	30,154	31,123
Other long-term assets	9,900	9,521
Total assets	$536,340	$560,845

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,712	$18,360
Accrued expenses and other current liabilities	23,204	34,396
Deferred revenue, current portion	88,459	80,020
Total current liabilities	123,375	132,776
Deferred revenue	54,510	59,928
Other long-term liabilities	3,838	3,941
Total liabilities	181,723	196,645

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares of preferred stock issued and outstanding as of March 31, 2023 and December 31, 2022	-	-

Stockholders' equity
Common stock, $0.0001 par value; 500,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 199,357 and 198,525 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	618,809	615,281
Accumulated deficit	(264,140)	(250,925)
Accumulated other comprehensive loss	(72)	(176)
Total stockholders' equity	354,617	364,200
Total liabilities, convertible preferred stock and stockholders' equity	$536,340	$560,845

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2023	2022
Revenue
Hardware	$37,325	$22,114
Professional services	12,769	6,909
Hosted services	14,985	8,336
Total revenue	65,079	37,359

Cost of revenue
Hardware	32,572	21,858
Professional services	17,634	15,167
Hosted services	5,758	5,078
Total cost of revenue	55,964	42,103

Operating expense
Research and development	7,231	6,446
Sales and marketing	5,161	5,162
General and administrative	12,017	11,951
Total operating expense	24,409	23,559

Loss from operations	(15,294)	(28,303)

Interest income (expense), net	2,016	(12)
Other income	56	114
Loss before income taxes	(13,222)	(28,201)

Income tax benefit	7	4,807
Net loss	$(13,215)	$(23,394)
Other comprehensive loss
Foreign currency translation adjustment	104	(183)
Comprehensive loss	$(13,111)	$(23,577)
Net loss per common share
Basic and diluted	$(0.07)	$(0.12)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	198,334	193,055

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity

Balance, December 31, 2022	-	$-	198,525	$20	$615,281	$(250,925)	$(176)	$364,200
Stock-based compensation					3,680			3,680
Issuance of common stock upon vesting of equity awards			751	-	-			-
Tax withholdings related to net share settlement of equity awards			(246)		(661)			(661)
Exercise of options			151		71			71
ESPP purchases			176		438			438
Net loss						(13,215)		(13,215)
Other comprehensive income							104	104
Balance, March 31, 2023	-	$-	199,357	$20	$618,809	$(264,140)	$(72)	$354,617

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity (Deficit)
Balance, December 31, 2021	-	$-	193,864	$19	$604,077	$(154,603)	$9	$449,502
Stock-based compensation					3,523			3,523
Common stock warrants issued to customers as consideration	-	-			2			2
Common stock warrants related to marketing expense			-		217			217
Reverse recapitalization, net of transaction costs					(70)			(70)
Exercise of options			131		62			62
ESPP purchases			75		488			488
Net loss						(23,394)		(23,394)
Other comprehensive loss							(183)	(183)
Balance, March 31, 2022	-	$-	194,070	$19	$608,299	$(177,997)	$(174)	$430,147

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,215)	$(23,394)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,254	409
Non-employee warrant expense	-	217
Non-cash lease expense	299	286
Stock-based compensation related to acquisition	109	199
Stock-based compensation	3,571	3,324
Compensation expense related to acquisition	1,625	279
Change in fair value of earnout related to acquisition	141	-
Deferred tax benefit	-	(4,844)
Non-cash interest expense	32	29
Provision for excess and obsolete inventory	(60)	81
Provision for doubtful accounts	(89)	-
Change in operating assets and liabilities
Accounts receivable	3,483	(15,780)
Inventory	8,949	(9,199)
Deferred cost of revenue	3,294	(5,701)
Prepaid expenses and other assets	(5,719)	3,793
Accounts payable	(6,661)	5,435
Accrued expenses and other liabilities	(11,129)	(739)
Deferred revenue	3,011	16,986
Lease liabilities	(327)	(168)
Net cash used in operating activities	(11,432)	(28,787)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for SightPlan acquisition, net of cash acquired	-	(117,535)
Purchase of property and equipment	(27)	(233)
Net cash used in investing activities	(27)	(117,768)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from options exercise	71	62
Proceeds from ESPP purchases	438	488
Taxes paid related to net share settlements of stock-based compensation awards	(661)	-
Payments for business combination and private offering transaction costs	-	(70)
Payment of earnout related to acquisition	(1,702)	-
Net cash (used in) provided by financing activities	(1,854)	480
Effect of exchange rate changes on cash and cash equivalents	27	(153)
Net (decrease) in cash, cash equivalents, and restricted cash	(13,286)	(146,228)
Cash, cash equivalents, and restricted cash - beginning of period	217,713	432,604
Cash, cash equivalents, and restricted cash - end of period	$204,427	$286,376

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$203,933	$278,003
Restricted cash, current portion	247	7,878
Restricted cash, included in other long-term assets	247	495
Total cash, cash equivalents, and restricted cash	$204,427	$286,376

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2023	2022
Supplemental disclosure of cash flow information
Interest paid	$70	$-
Cash paid for income taxes	-	36
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	8	21
Acquisition consideration held in escrow	-	850

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

The Company, formerly known as Fifth Wall Acquisition Corp. I (“FWAA”), was originally incorporated in Delaware on November 23, 2020, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 9, 2021, the Company consummated its initial public offering, following which its shares began trading on the Nasdaq National Market. On April 21, 2021, FWAA entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with SmartRent.com, Inc. (“Legacy SmartRent”) and Einstein Merger Corp. I, a wholly owned subsidiary of FWAA. On August 24, 2021, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, FWAA changed its name to SmartRent, Inc. and its shares began trading on the New York Stock Exchange under the symbol “SMRT.” As a result of the Business Combination, SmartRent, Inc. became the owner, directly or indirectly, of all of the equity interests of Legacy SmartRent and its subsidiaries.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements as of December 31, 2022, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 8, 2023. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Consolidated Financial Statements related to the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any future period.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Foreign Currency

SmartRent, Inc.'s functional and reporting currency is United States Dollars (“USD”) and its foreign subsidiaries have a functional currency other than USD. Financial position and results of operations of the Company's international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. The Company's international subsidiaries' statements of operations accounts are translated at the weighted-average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the Consolidated Statements of Operations and Comprehensive Loss.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period. These estimates made by management include valuing the Company’s inventories on hand, allowance for doubtful accounts, intangible assets, earnout liabilities, warranty liabilities, stand-alone selling price of items sold, and certain assumptions used in the valuation of equity awards, including the estimated fair value of common stock warrants, and assumptions used to estimate the fair value of stock-based compensation expense. Actual results could differ materially from those estimates.

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

In December 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC (“iQuue”) in an acquisition that meets the definition of a business combination, for which the acquisition method of accounting was used. The acquisition was recorded on the date that the Company obtained control over the acquired business. The consideration paid was determined on the acquisition date and the acquisition-related costs, such as professional fees, were excluded from the consideration transferred and were recorded as expense in the period incurred. Assets acquired and liabilities assumed by the Company were recorded at their estimated fair values, while goodwill was measured as the excess of the consideration paid over the fair value of the net identifiable assets acquired and liabilities assumed.

In February 2020, Legacy SmartRent purchased all of the outstanding equity interests of Zenith Highpoint, Inc. (“Zenith”) in an acquisition that meets the definition of a business combination, for which the acquisition method of accounting was used. The acquisition was recorded on the date that the Company obtained control over the acquired business. The consideration paid was determined on the acquisition date and the acquisition-related costs, such as professional fees, were excluded from the consideration transferred and were recorded as expense in the period incurred. Assets acquired and liabilities assumed by the Company were recorded at their estimated fair values, while goodwill was measured as the excess of the consideration paid over the fair value of the net identifiable assets acquired and liabilities assumed.

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

The Company considers any unvested common shares subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of unvested common shares subject to repurchase do not have a contractual obligation to share in losses.

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and hosted services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for doubtful accounts on the Consolidated Balance Sheets. The allowance for doubtful accounts totaled $517 and $606 as of March 31, 2023, and December 31, 2022, respectively. The provision for doubtful accounts is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss; the provision for doubtful accounts totaled $(89) for the three months ended March 31, 2023. There was no provision recorded for the three months ended March 31, 2022. There were no material write-offs of accounts receivable deemed uncollectable for the three months ended March 31, 2023 and 2022. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for doubtful accounts based on a combination of factors, which include the nature of relationship and the prior experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Consolidated Balance Sheet date. The significant customers of the Company are also limited partners of an investor in the Company with approximately 4% ownership as of December 31, 2022 and no ownership as of March 31, 2023. The investor does not exert control or influence on these limited partners and, as such, these limited partners do not meet the definition of related parties of the Company. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of		For the three months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Customer A	15%	30%	16%	22%
Customer B	*	*	*	18%
Customer C	18%	*	13%	*

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of cost over net assets of the Company's completed business combinations. The Company tests for potential impairment of goodwill on an annual basis in November to determine if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. No goodwill impairment has been recorded as of March 31, 2023 and December 31, 2022.

Intangible Assets

The Company recorded intangible assets with finite lives, including customer relationships and developed technology, as a result of acquisitions made in prior years. Intangible assets are amortized on a straight-line basis based on their estimated useful lives. The estimated useful life of these intangible assets are as follows.

Estimated useful life (in years)
Trade name	5
Customer relationships	10 - 13
Developed technology	1 - 7

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended March 31, 2023 and 2022, warranty expense included in cost of hardware revenue was $540 and $284, respectively. As of March 31, 2023, and December 31, 2022, the Company’s warranty allowance was $1,947 and $2,277, respectively.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. During the year ended December 31, 2021, the Company identified additional deficient batteries, and while the number of deficient batteries is less than one percent of the total number of all batteries deployed, the Company has elected to replace all such batteries from previously deployed hardware devices. As of March 31, 2023, and December 31, 2022, $1,427 and $1,687, respectively, is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2023 or 2022. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

The Company may enter into contracts that contain multiple distinct performance obligations. The transaction price for a typical arrangement includes the price for: smart home hardware devices, professional services, and a subscription for use of the Company's proprietary software (“Hosted Services”). Included in these contracts are centrally connected devices ("Hub Devices"), which integrate the Company’s proprietary enterprise software with third party smart devices. Historically, the Company sold Hub Devices which only functioned with a subscription to its proprietary software (“non-distinct Hub Devices"). During the year ended December 31, 2022, the Company began shipping Hub Devices with features that function independently from its proprietary software subscription (“distinct Hub Devices"). Non-distinct Hub Devices are recognized as a single performance obligation with the Company’s proprietary software in Hosted Services revenue, while distinct Hub Devices are recognized as a separate performance obligation in hardware revenue. When distinct Hub Devices are included in a contract, the Hosted Services performance obligation is comprised of only the Company’s proprietary software.

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

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. As of March 31, 2023, the Company had capitalized $4,281 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $4,120 is remaining to be amortized. As of December 31, 2022, the Company had capitalized $3,145 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $3,066 was remaining to be amortized. During the three months ended March 31, 2023, $82 of amortization expense related to capitalized software was recorded in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. There was no such amortization expense recorded during the three months ended March 31, 2022.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $152 and $74 of advertising expenses for the three months ended March 31, 2023 and 2022, respectively.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $5,040 and $8,096 of assets outside the United States at March 31, 2023, and December 31, 2022, respectively.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, “Income Taxes (Topic 740)”, which simplifies the accounting for income taxes, primarily by eliminating certain exceptions found in the Accounting Standards Codification, section 740. This standard is effective for fiscal periods beginning after December 15, 2021. The Company adopted ASU No. 2019-12 effective January 1, 2022, which did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)” which modifies the measurement of expected credit losses of certain financial instruments. This update is effective for fiscal years beginning after December 15, 2022 and must be applied using a modified-retrospective approach, with early adoption permitted. The requirement to disclose credit quality indicators by year or origination is not applicable to trade receivables due in one year or less that result from revenue transactions within the scope of ASC 606. During the three months ended March 31, 2023, the Company adopted ASU 2016-13 using the modified-retrospective approach. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of March 31, 2023			As of December 31, 2022
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$203,933	$-	$203,933	$210,409	$-	$210,409
Restricted cash	Level 1	494	-	494	7,304	-	$7,304
Total		$204,427	$-	$204,427	$217,713	$-	$217,713

The Company reports the current portion of restricted cash as a separate item in the Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Consolidated Balance Sheets.

		As of March 31, 2023		As of December 31, 2022
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$3,979	$3,979	$5,540	$5,540
Total liabilities		$3,979	$3,979	$5,540	$5,540

The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the three months ended March 31, 2023 and year ended December 31, 2022 are as follows.

	As of
	March 31, 2023	December 31, 2022
Balance at beginning of period	$5,540	$5,230
Payment of earnout in connection with the iQuue acquisition	(1,702)	-
Change in fair value of earnout	141	310
Balance at end of period	$3,979	$5,540

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of March 31, 2023 and December 31, 2022. The Company determined there was an increase of $141 in the fair value of the earnout due to a change to the discount rate during the three months ended March 31, 2023 and therefore, recorded this adjustment in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss. See Note 13 for more information regarding the earnout payment.

	As of
	March 31, 2023	December 31, 2022
Discount Rate	10.30%	9.80%
Volatility	42.00%	42.00%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue.

	For the three months ended March 31,
	2023	2022
Revenue by geography
United States	$64,933	$36,447
International	146	912
Total revenue	$65,079	$37,359

	For the three months ended March 31,
	2023	2022
Revenue by type
Hardware	$37,325	$22,114
Professional services	12,769	6,909
Hosted services	14,985	8,336
Total revenue	$65,079	$37,359

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

	For the three months ended March 31,
	2023	2022
Deferred revenue balance as of January 1	$139,948	$95,597
Revenue recognized from balance of deferred revenue at the beginning of the period	(14,505)	(6,864)
Revenue deferred during the period	19,593	30,247
Revenue recognized from revenue originated and deferred during the period	(2,067)	(2,208)
Deferred revenue balance as of March 31	$142,969	$116,772

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

As of March 31, 2023, the Company expects to recognize 55% of its total deferred revenue within the next 12 months, 20% of its total deferred revenue between 13 and 36 months, 22% between 37 and 60 months, and 3% is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of March 31, 2023 and 2022 are $39,656 and $25,232, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights.

Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	March 31, 2023	December 31, 2022
Finished Goods	$66,423	$74,276
Raw Materials	430	1,449
Total inventory	$66,853	$75,725

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the three months ended March 31, 2023, and 2022, the Company recorded write-downs of $66 and $82, respectively.

Prepaid expenses and other current assets consisted of the following.

	As of
	March 31, 2023	December 31, 2022
Prepaid expenses	$7,215	$5,042
Other current assets	7,036	4,140
Total prepaid expenses and other current assets	$14,251	$9,182

Property and equipment, net consisted of the following.

	As of
	March 31, 2023	December 31, 2022
Computer hardware	$2,196	$2,192
Leasehold improvements	716	698
Warehouse and other equipment	671	632
Furniture and fixtures	146	163
Property and equipment	3,729	3,685
Less: Accumulated depreciation	(1,819)	(1,616)
Total property and equipment, net	$1,910	$2,069

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Depreciation and amortization expense on all property, plant and equipment was $203 and $190 during the three months ended March 31, 2023 and 2022, respectively.

Intangible assets, net consisted of the following.

	As of
	March 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(2,334)	$20,656	$22,990	$(1,778)	$21,212
Developed technology	10,600	(1,808)	8,792	10,600	(1,440)	9,160
Trade name	900	(194)	706	900	(149)	751
Total intangible assets, net	$34,490	$(4,336)	$30,154	$34,490	$(3,367)	$31,123

Amortization expense on all intangible assets was $969 and $219 for the three months ended March 31, 2023 and 2022, respectively. Total future amortization for finite-lived assets is estimated as follows.

Amortization Expense
2023 - Remaining	$2,905
2024	3,873
2025	3,873
2026	3,873
2027	3,734
Thereafter	11,896
Total	$30,154

Other long-term assets consisted of the following.

	As of
	March 31, 2023	December 31, 2022
Capitalized software costs	$4,120	$3,066
Operating lease - ROU asset, net	3,607	3,968
Restricted cash, long-term portion	247	247
Other long-term assets	1,926	2,240
Total other long-term assets	$9,900	$9,521

Amortization expense on capitalized software costs was $82 for the three months ended March 31, 2023 and was recorded in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. There was no such amortization expense recorded during the three months ended March 31, 2022.

Accrued expenses and other current liabilities consisted of the following.

	As of
	March 31, 2023	December 31, 2022
Accrued expenses	$9,160	$8,571
Accrued compensation costs	5,141	14,157
Warranty allowance	1,947	2,277
Other	6,956	9,391
Total accrued expenses and other current liabilities	$23,204	$34,396

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of March 31, 2023. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended March 31, 2023 and 2022, the Company recorded $34 and $27, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of March 31, 2023, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the three months ended March 31, 2023 and 2022, the facility fee totaled $47 and $58, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of March 31, 2023, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of March 31, 2023 and December 31, 2022, there was no outstanding principal amount under the Senior Revolving Facility.

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of March 31, 2023, there are no preferred stock issued or outstanding.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Warrants

As of March 31, 2023, warrants issued as consideration to certain customers to purchase 3,663 shares of Common Stock at $0.01 per share were fully vested and exercised. The number of warrants issued to these customers was dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer. The fair value of the vested warrants has been recorded as additional paid in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. For the three months ended March 31, 2022, the Company recorded $2 as contra-revenue in the Consolidated Statement of Operations and Comprehensive Loss related to these warrants. There was no contra-revenue recorded related to these warrants during the three months ended March 31, 2023.

As of March 31, 2023, warrants issued to an investor to purchase 1,874 shares of Common Stock were fully vested and exercised. The warrant represents compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vested based on the number of installed units attained over a measurement period. The remaining warrants fully vested during the three months ended March 31, 2022 and the warrants were exercised during the three months ended June 30, 2022. The Company recorded the associated marketing expense over the service period as the units were installed with an offset to additional paid-in-capital. During the three months ended March 31, 2022, the Company recognized $217 of sales and marketing expense related to these warrants. No such marketing expense was recorded during the three months ended March 31, 2023.

NOTE 8. STOCK-BASED COMPENSATION

2018 Stock Plan

Legacy SmartRent’s board of directors adopted, and its stockholders approved, the SmartRent.com, Inc. 2018 Stock Plan (the “2018 Stock Plan”), effective March 2018. The purpose of the 2018 Stock Plan was to advance the interests of Legacy SmartRent and its stockholders by providing an incentive to attract, retain and reward persons performing services for Legacy SmartRent and by motivating such persons to contribute to the growth and profitability of Legacy SmartRent. The 2018 Stock Plan seeks to achieve this purpose by providing awards in the form of options, restricted stock purchase rights or restricted stock bonuses. Awards granted under the 2018 Stock Plan generally expire ten years from the date of grant and become vested and exercisable over a four-year period. All options are subject to certain provisions that may impact these vesting schedules.

Summaries of the Company’s 2018 Stock Plan activity for the three months ended March 31, 2023 is presented below.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2022	9,671	$0.67	6.99	$18,234
Granted	3,070	$2.87
Exercised	(151)	$0.47
March 31, 2023	12,590	$1.21	7.50	$19,061
Exercisable options as of March 31, 2023	8,360	$0.55	6.61	$17,063

Amendment to the 2018 Stock Plan

In April 2021, the board of directors of Legacy SmartRent executed a unanimous written consent to provide an additional incentive to certain employees of Legacy SmartRent by amending the 2018 Stock Plan to allow for the issuance of RSUs and granted a total of 1,533 RSUs to certain employees which vest over four years. The estimated fair value for each RSU issued was approximately $21.55 per share and the total stock-based compensation expense to be amortized over the vesting period is $33,033. During the three months ended March 31, 2023 and 2022, stock-based compensation expense of $431 and $115, respectively, was recognized in connection with the outstanding options. As of March 31, 2023, $6,974 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 7.5 years.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

2021 Equity Incentive Plan

In connection with the Business Combination, the board of directors approved and implemented the SmartRent, Inc. 2021 Equity Incentive Plan (the "2021 Plan"). The purpose of the 2021 Plan is to enhance the Company's ability to attract, retain and motivate persons who make, or are expected to make, important contributions to the Company by providing these individuals with equity ownership opportunities and equity-linked compensation opportunities.

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

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2022	5,493	$5.43
Granted	2,241	$2.86
Vested or distributed	(751)	$6.06
Forfeited	(177)	$3.98
March 31, 2023	6,806	$4.55

No right to any Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the three months ended March 31, 2023 and 2022 respectively, stock-based compensation expense of $3,117 and $3,123 was recognized in connection with the vesting of all RSUs. As of March 31, 2023, $28,851 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.5 years.

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

During the three months ended March 31, 2023, 1,985 shares of Common Stock were issued pursuant to the ESPP and employees enrolled in the Company’s ESPP purchased 176 shares of the Company’s Common Stock. As of March 31, 2023 and March 31, 2022, the number of shares available for sale under the ESPP were 5,540 and 3,864, respectively.

During the three months ended March 31, 2023 and 2022, stock-based compensation expense of $23 and $86, respectively, was recognized in connection with the ESPP.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Stock-Based Compensation

The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes-Merton option pricing model with the following weighted-average assumptions for the three months ended March 31, 2023 and 2022.

	As of March 31,
	2023	2022
Risk free interest	3.55%	1.47%
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	58.80%
Expected life (years)	6.08	6.08

The Company recorded stock-based compensation expense as follows.

	For the three months ended March 31,
	2023	2022
Cost of revenue	$251	$-
Research and development	978	881
Sales and marketing	236	539
General and administrative	2,215	2,103
Total	$3,680	$3,523

During the three months ended March 31, 2023 and 2022, respectively, stock-based compensation expense of $109 and $199 was recognized for 844 shares granted in connection with the Company's February 2020 acquisition of a foreign supplier and are recorded as a component of general and administrative expense.

NOTE 9. INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was 0.05% and 17.05% for the three months ended March 31, 2023 and 2022, respectively. The Company’s ETR during the three months ended March 31, 2023 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

The income tax benefit on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to the foreign and state taxes offset by a change in the valuation allowance. The Company established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. The Company expects to maintain this valuation allowance until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized in future periods if it reports taxable income. The Company believes that it has established an adequate allowance for uncertain tax positions, although it can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the three months ended March 31,
	2023	2022
Common stock options and restricted stock units	19,395	19,218
Common stock warrants	3,664	3,664
Shares subject to repurchase	-	1,374
Total	23,059	24,256

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 11. RELATED-PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company incurred marketing expense of $217 in connection with the vesting of warrants held by an investor (see Note 7). No such marketing expense was recorded during the three months ended March 31, 2023.

The Company incurred consulting expense of $20 included in research and development expenses for the three months ended March 31, 2022, related to services provided by companies in which one of the Company's executives have control or significant influence. There were no such expenses incurred during the three months ended March 31, 2023.

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

Entities affiliated with RETV Management, LLC ("RET"), which currently do not hold any outstanding shares of the Company's Common Stock, held more than 17% of the fully diluted shares outstanding of SightPlan (the “RET SightPlan Holdings”). As consideration for the RET SightPlan Holdings, entities affiliated with RET received $22,271 at the closing of the SightPlan acquisition. None of the Company's executive officers or directors hold any economic interest in RET and RET does not have a designee on the Company's board of directors. Further, RET did not assist the Company with any negotiations or participate in the Company's board discussions related to the SightPlan acquisition.

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

The Company entered into an agreement with a supplier in April 2020, as further amended in March 2021, to purchase minimum volumes of certain products through August 2022. Due to significant failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara. On July 26, 2022, the supplier filed a cross-complaint against the Company for breach of contract and other allegations. Both parties filed demurrers, which were granted in part and overruled in part. A demurrer to the Company's Second Amended Complaint is currently pending and will be heard on June 1, 2023. On April 18, 2023, the supplier filed its operative Second Amended Complaint. The Company denies the allegations in the supplier’s complaint and does not believe it has any further commitment to the supplier. The parties are now engaging in discovery.

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. The Company had no such accruals as of March 31, 2023 or December 31, 2022.

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

As part of the business combination, the Company agreed to pay up to approximately $5,760 to the former employees of SightPlan on the one-year anniversary of the acquisition date, subject to continued employment at the Company. As this payment was contingent upon the continuous service of the employees, it was accounted for as post-combination expense and was recognized ratably over the service period of one year. During the three months ended March 31, 2023, the Company distributed $5,954 in connection with this contingent consideration, including $216 for payroll taxes and retirement benefits.

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

Changes resulting from facts and circumstances that existed as of the acquisition date resulted in measurement period adjustments to the estimated fair values of accounts receivable, net, intangible assets, other assets, deferred tax liability, and goodwill during the year ended December 31, 2022. Specifically, the refinement of inputs used to estimate the fair value of intangible assets resulted in an increase in customer relationships of $4,400, a decrease in goodwill of $3,839, and an increase in the deferred tax liability of $557. The increase to the deferred tax liability caused an increase to the release of the valuation allowance, generating a $1,227 income tax benefit on the Consolidated Statement of Operations, of which $1,044 was related to the three months ended March 31, 2022. Changes to accounts receivable, net and other assets were immaterial.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Cash paid at acquisition	$130,931
Cash acquired	(1,978)
Cash consideration released from escrow	850
Net working capital adjustment	(127)
Payment of acquisition consideration, net of cash acquired	$129,676

The Company recognized approximately $1,480 and $142 of compensation expense related to contingent consideration in connection with the SightPlan acquisition during the three months ended March 31, 2023 and 2022, respectively. The Company recognized $49 and $523 of other non-recurring acquisition related costs that were expensed during the three months ended March 31, 2023 and 2022, respectively. Compensation and other non-recurring acquisition related costs and are included in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

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

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the trade name and the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the three months ended March 31, 2023 and 2022, the Company recorded amortization expense of $906 and $78, respectively, related to intangible assets. These intangible assets are deductible over 15 years for income tax purposes.

Pro Forma Operating Results

The Company’s Consolidated Balance Sheet as of March 31, 2023 and 2022, and other financial statements presented herein for the three months ended March 31, 2023 and 2022 include the results of operations of SightPlan since the acquisition date. The following unaudited pro forma information presents consolidated financial information as if the SightPlan acquisition had occurred on January 1, 2022. Pro forma disclosures for net loss have not been provided as the acquisition did not have, and is not expected to have, a material impact on the consolidated results through the year of acquisition. Pro forma operating results were prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2022 or of the results that may occur in the future.

	For the three months ended March 31,
	2023	2022
Revenues	$65,079	$39,711

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after March 31, 2023 and through May 10, 2023, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In April 2023, the Board of Directors approved 91 RSU awards to certain employees under the 2021 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included herein and the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K filed with the SEC on March 8, 2023.

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

We believe SmartRent is the category leader in the enterprise smart home solutions industry. As of March 31, 2023, we had 602,556 Units Deployed, 880,810 Committed Units, and 496 customers, including many of the top multifamily residential owners in the U.S. As of that date, our customers owned an aggregate of approximately 6.5 million units. This represents approximately 15% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the United States.

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

Active Supply Chain Management

We continue to experience improvements in the challenges related to the global supply chain. In prior periods, the increased demand for electronics as a result of the COVID-19 pandemic, U.S. trade relations with China and certain other factors in recent periods led to a global shortage of semiconductors, including Z‑wave chips, which are a central component of our Hub Devices. Due to this shortage in prior periods, we experienced Hub Device production delays, which affected our ability to meet scheduled installations and facilitate customer upgrades to our higher-margin Hub Devices. We also experienced shortages and shipment delays related to components for Alloy Access and made-to-order specialty locks.

The incremental improvements in the global supply chain are evidenced by our reduction of backlogged units deployed for Alloy Access and made-to-order locks. We believe that this positive trend will continue as the year progresses.

Investing in Research and Development

Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled research and development personnel. We must continually develop and introduce innovative new software services and hardware products, and integrate with third-party products and services, mobile applications and other new offerings.

New Products, Features and Functionality

We are evolving our business into a more diverse platform with new products, features and functionality that enhance the value of our smart home operating system. We have recently introduced a number of SaaS product enhancements and features, including Answer Automation and Work Order Management solutions, that streamline property management operations. In the future, we intend to continue to release new products and solutions and enhance our existing products and solutions, and we expect that our operating results will be impacted by these releases.

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

Category Adoption and Market Growth

Our future growth depends in part on the continued consumer adoption of hardware and software products which improve the resident experience and the growth of this market. We need to deliver solutions that enhance the resident experience and deliver value to our customers, rental property owners and operators, as well as homebuilders and developers, by providing products and solutions designed to enhance visibility and control over assets while providing additional revenue opportunities. In addition, our long-term growth depends in part on our ability to expand into international markets in the future.

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

The limitations our Key Operating Metrics have as an analytical tool are: (i) they might not accurately predict our future GAAP financial results, (ii) we might not realize all or any part of the anticipated value reflected in Units Booked, and (iii) other companies, including companies in our industry, may calculate our Key Operating Metrics or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) as of a stated measurement date. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) during a stated measurement period. We use these operating metrics to assess the general health and trajectory of our business and growth. We had 55,360, and 51,196 New Units Deployed during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, we had an aggregate of 602,556 and 390,681 Units Deployed, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units associated with binding orders executed during a stated measurement period. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the three months ended March 31, 2023 and 2022, there were 65,108 and 91,482 Units Booked, respectively.

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

Annual Recurring Revenue

We define Annual Recurring Revenue (“ARR”) as the annualized value of our recurring SaaS revenue earned in the current quarter. We monitor our ARR to assess the general health and trajectory of our Hosted Services business. Our ARR was approximately $36.0 million and $16.3 million as of March 31, 2023 and 2022, respectively.

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

Hosted Services

Cost of Hosted Services revenue consists primarily of the amortization of the direct costs of certain Hub Devices consistent with the revenue recognition period noted above in “Hosted Services Revenue” and infrastructure costs associated with providing our software applications together with the indirect cost of customer care and support over the life of the service arrangement. We expect cost of Hosted Services revenue to increase in absolute dollars in future periods at a rate that is lower than the corresponding increase in Hosted Services revenue.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs directly associated with our research and development. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development. We account for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. Costs incurred and capitalized during the product development stage generally include the costs of software configuration, coding, and testing. Such costs primarily include payroll and payroll-related expenses for employees directly involved in the product development. We expense preliminary evaluation costs as they are incurred before technological feasibility is achieved, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. We begin amortizing capitalized costs when a project is ready for its intended use, and we periodically reassess the estimated useful life of a project considering the effects of obsolescence, technology, competition and other economic factors which may result in a shorter remaining life. Our research and development costs may increase in absolute dollars if we increase our investment in product development to broaden the capabilities of our solutions and introduce new products and features.

Sales and Marketing Expenses

Our sales and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include personnel-related costs, sales commissions, marketing programs, trade shows, and promotional materials. Our sales and marketing expenses may increase over time as we hire additional sales and marketing personnel, increase our marketing activities, grow our operations, and continue to build brand awareness.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs associated with our general and administrative organization, professional fees for legal, accounting and other consulting services, office facility, insurance, information technology costs, and expenses incurred as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing requirements, additional insurance expense, investor relations activities and other administrative and professional services. We may also increase the size of our general and administrative staff in order to support the growth of our business but at a rate that is lower than the corresponding increase in total revenue.

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

Provision for Income Taxes

The income tax benefit on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to the foreign and state taxes offset by a change in the valuation allowance. We established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized in future periods if it reports taxable income. We believe that we have established an adequate allowance for uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

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

	Three Months Ended March 31,		2023 vs 2022 Change
	2023	2022	$	%
	(dollars in thousands)
Revenue
Hardware	$37,325	$22,114	$15,211	69%
Professional services	12,769	6,909	5,860	85%
Hosted services	14,985	8,336	6,649	80%
Total revenue	65,079	37,359	27,720	74%

Cost of revenue
Hardware	32,572	21,858	10,714	49%
Professional services	17,634	15,167	2,467	16%
Hosted services	5,758	5,078	680	13%
Total cost of revenue	55,964	42,103	13,861	33%

Operating expense
Research and development	7,231	6,446	785	12%
Sales and marketing	5,161	5,162	(1)	(0)%
General and administrative	12,017	11,951	66	1%
Total operating expenses	24,409	23,559	850	4%

Loss from operations	(15,294)	(28,303)	13,009	(46)%

Other income (expense)
Interest income (expense), net	2,016	(12)	2,028	(16900)%
Other income	56	114	(58)	(51)%
Loss before income taxes	(13,222)	(28,201)	14,979	(53)%

Income tax benefit	7	4,807	(4,800)	(100)%
Net Loss	$(13,215)	$(23,394)	$10,179	(44)%

Comparison of the three months ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Revenue
Hardware	$37,325	$22,114	$15,211	69%
Professional services	12,769	6,909	5,860	85%
Hosted services	14,985	8,336	6,649	80%
Total revenue	$65,079	$37,359	$27,720	74%

Total revenue increased by $27.7 million, or 74%, to $65.1 million for the three months ended March 31, 2023, from $37.4 million for the three months ended March 31, 2022. The increase in revenue resulted primarily from an increase in New Units Deployed and an increased number of cumulative active subscriptions for our Hosted Services during 2023 compared to 2022, and our acquisition of SightPlan in March 2022.

Our revenue is primarily driven by New Units Deployed and the aggregate number of Units Deployed. The aggregate number of Units Deployed was 602,556 at March 31, 2023, compared to 390,681 at March 31, 2022. We had 55,360 New Units Deployed during the three months ended March 31, 2023, compared to 51,196 New Units Deployed during the same period in 2022, an increase of 4,164 New Units Deployed, or 8%.

Hardware revenue increased by $15.2 million, or 69%, to $37.3 million for the three months ended March 31, 2023, from $22.1 million for the three months ended March 31, 2022. This increase in hardware revenue resulted from a 10% increase in units shipped and an Average Revenue per Unit ("ARPU") increase of 53% to $636.30 for the 2023 period from $415.33 for the 2022 period. The increase in ARPU is primarily driven by hardware revenue recognized on the shipment of distinct Hub Devices during the three months ended March 31, 2023. During the three months ended March 31, 2022, only non-distinct Hub Devices were shipped, and thus, no hardware revenue was recognized for these devices. See Note 2 - Revenue Recognition for more information on revenue recognition related to Hub Devices. We define hardware ARPU as total hardware revenue for a given period divided by number of Hub Devices shipped in the same period.

Professional services revenue increased by $5.9 million, or 85%, to $12.8 million for the three months ended March 31, 2023, from $6.9 million for the three months ended March 31, 2022.The increase was primarily attributable to an increase of 8% in New Units Deployed and an ARPU increase of 71% from the three months ended March 31, 2022. The increase in ARPU was primarily driven by a favorable customer mix. We define professional services ARPU as total professional services revenue divided by Units Deployed in a period.

Hosted Services revenue increased by $6.6 million, or 80%, to $15.0 million for the three months ended March 31, 2023, from $8.3 million for the three months ended March 31, 2022. Of the $15.0 million revenue in 2023, $6.0 million is related to hub amortization and $9.0 million is related to SaaS revenue. Revenue increased from hub amortization and SaaS by $1.7 million and $4.9 million, respectively, from the three months ended March 31, 2022 to the three months ended March 31, 2023. The increase from both components of Hosted Services revenue resulted primarily from the increased aggregate number of Units Deployed from 390,681 units at March 31, 2022 to 602,556 units at March 31, 2023 and an increase in SaaS ARPU of 37% to $5.21 for the three months ended March 31, 2023 from $3.81 for the three months ended March 31, 2022. Approximately $2.8 million of the 2023 increase in SaaS resulted from SightPlan contributions. We define SaaS ARPU as total SaaS revenue for a given period divided by the average aggregate Units Deployed in the same period.

We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and are a subset of Committed Units. We had 65,108 and 91,482 Units Booked during the three months ended March 31, 2023 and 2022, respectively.

We define Committed Units as the aggregate number of Hub Device (i) units that are subject to binding orders from customers together with (ii) units that existing customers, who are parties to a SmartRent master services agreement, have informed us (on a non-binding basis) that they intend to order in the future for deployment within two years of the measurement date. We measure and evaluate Committed Units to assess the general health and trajectory of our business operations and growth. As of March 31, 2023 and 2022, SmartRent had 880,810 and 760,591 Committed Units, respectively.

Cost of Revenue

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue
Hardware	$32,572	$21,858	$10,714	49%
Professional services	17,634	15,167	2,467	16%
Hosted services	5,758	5,078	680	13%
Total cost of revenue	$55,964	$42,103	$13,861	33%

Total cost of revenue increased by $13.9 million, or 33%, to $56.0 million for the three months ended March 31, 2023, from $42.1 million for the three months ended March 31, 2022. The increase in cost of revenue resulted primarily from an increase in the volume of sales and New Units Deployed of our smart home hardware devices, increased third-party direct labor costs, and the increased number of active subscriptions for our software service applications.

Hardware cost of revenue increased by $10.7 million, or 49%, to $32.6 million for the three months ended March 31, 2023, from $21.9 million for the three months ended March 31, 2022. This increase in hardware cost of revenue was primarily attributable to approximately $13.4 million of additional cost resulting from greater sales volumes and the shipment of distinct hub devices during the three months ended March 31, 2023.

Professional services cost of revenue increased by $2.5 million, or 16%, to $17.6 million for the three months ended March 31, 2023, from $15.2 million for the three months ended March 31, 2022. The increase in professional services cost of revenue is primarily attributable to approximately $3.0 million resulting from an increase in New Units Deployed and related services provided, including third-party direct labor costs. This was partially offset by a decrease in personnel-related costs of $0.7 million.

Hosted Services cost of revenue increased by $0.7 million, or 13%, to $5.8 million for the three months ended March 31, 2023, from $5.1 million for the three months ended March 31, 2022. The increase resulted from the increase in the aggregate number of Units Deployed and the resulting increase in hub amortization and the number of active subscriptions for our software service applications.

Operating Expenses

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$7,231	$6,446	$785	12%
Sales and marketing	5,161	5,162	(1)	(0)%
General and administrative	12,017	11,951	66	1%

Research and development expenses increased by $0.8 million, or 12%, to $7.2 million for the three months ended March 31, 2023, from $6.4 million for the three months ended March 31, 2022, resulting primarily from an increase of approximately $0.8 million of personnel-related expenses, as we increased our research and development staff.

Sales and marketing expenses were flat at $5.2 million for the three months ended March 31, 2023 and March 31, 2022, resulting primarily from approximately $0.7 million of increased personnel-related expenses as we increased the size of our sales and marketing staff, offset by a decrease of $0.3 million in stock-based compensation, $0.2 million of warrant related marketing expense, and $0.2 million in conferences and trade shows. We had 65,108 and 91,482 Units Booked during the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023, general and administrative expenses increased by $0.1 million, or 1%, to $12.0 million for the three months ended March 31, 2023, resulting primarily from a decrease of approximately $1.7 million in third-party consulting expenses, partially offset by an increase of approximately $1.6 million in personnel-related expenses.

Other Income (Expenses)

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Interest income (expense), net	$2,016	$(12)	$2,028	16,900%
Other income	56	114	(58)	(51)%

Interest income, net increased to $2.0 million for the three months ended March 31, 2023, from $(12) thousand for the three months ended March 31, 2022. The increase in net interest income is primarily attributable to interest earned on interest-bearing cash balances which were higher for the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Income Taxes

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Loss before income taxes	$(13,222)	$(28,201)	$14,979	(53)%
Income tax benefit	7	4,807	(4,800)	(100)%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets at March 31, 2023, and March 31, 2022. As of December 31, 2022, we had $205.8 million of U.S. federal and $188.3 million of state gross net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire between 2038 and 2042. The Company also has $0.1 million of R&D credits available that expire in 2039. The income tax benefit is related to the change in the valuation allowance.

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

We define Adjusted EBITDA as EBITDA before the following items: stock-based compensation expense, non-employee warrant expense, warranty provisions for battery deficiencies, asset impairment, loss on extinguishment of debt, change in fair value of derivatives, unrealized gains and losses in currency exchange rates, non-recurring expenses in connection with acquisitions, and other expenses caused by non-recurring, or unusual, events that are not indicative of our ongoing business.

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

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net loss	$(13,215)	$(23,394)
Interest (income) expense, net	(2,016)	12
Provision for income taxes	(7)	(4,807)
Depreciation and amortization	1,254	409
EBITDA	(13,984)	(27,780)
Stock-based compensation	3,680	3,523
Non-employee warrant expense	-	217
Compensation expense in connection with acquisitions	1,625	279
Other non-recurring acquisition expenses	205	620
Adjusted EBITDA	$(8,474)	$(23,141)

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2023, we had cash and cash equivalents of $203.9 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of March 31, 2023, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of the Company’s assets and guaranteed by each of the Company’s material domestic subsidiaries.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $264.1 million as of March 31, 2023. We may require additional capital to continue our operations in future periods. We expect to incur expenses related to non-cancellable contractual obligations such as from our operating leases.

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

Silicon Valley Bank

On March 10, 2023, the California Department of Financial Protection & Innovation declared the Company’s primary financial banking institution, Silicon Valley Bank (“SVB”), insolvent and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. To help with the resolution of SVB, the FDIC created the Deposit Insurance National Bank of Santa Clara, which served as a bridge bank to facilitate access to SVB deposits insured by the FDIC. Further, on March 13, 2023, the FDIC issued a press release stating that all deposits were fully protected by the FDIC. The Company has received access to all deposited amounts. SVB’s closure did not have a material impact on the Company's operations and the Company did not experience any losses. On March 27, 2023, First Citizens BancShares, Inc. announced that it has entered into an agreement with the FDIC to purchase all of the assets and liabilities of Silicon Valley Bridge Bank, N.A.

Cash Flow Summary - Three Months Ended March, 2023 and 2022

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net cash (used in) provided by
Operating activities	$(11,432)	$(28,787)
Investing activities	(27)	(117,768)
Financing activities	(1,854)	480

Operating Activities

For the three months ended March 31, 2023, our operating activities used $11.4 million in cash resulting primarily from our net loss of $13.2 million and $5.1 million used in changes in our operating assets and liabilities, partially offset by $6.9 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $11.1 million decrease in accrued expenses and other liabilities, a $6.7 million decrease in accounts payable and a $5.7 million increase in prepaid expenses and other assets, partially offset by a $8.9 million decrease in inventory, a $3.5 million decrease in accounts receivable, a $3.3 million decrease in deferred cost of revenue, and a $3.0 million increase in deferred revenue. Non-cash expenses consisted primarily of stock-based compensation of $3.7 million, compensation expense related to acquisitions of $1.6 million, and depreciation and amortization of $1.3 million. Of the total cash used for our operating activities, $6.0 million was attributable to payments related to the SightPlan acquisition.

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

Investing Activities

For the three months ended March 31, 2023, we used $27 thousand of cash for investing activities, resulting primarily from the purchase of property and equipment.

For the three months ended March 31, 2022, we used $117.8 million of cash for investing activities, resulting primarily due to $117.5 million used for the SightPlan acquisition, net of cash acquired.

Financing Activities

For the three months ended March 31, 2023, our financing activities used $1.9 million of cash, resulting primarily from $1.7 million used for earnout payments related to the iQuue acquisition.

For the three months ended March 31, 2022, our financing activities provided $0.5 million of cash consisting primarily of payments received for ESPP purchases.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") exempts “emerging growth companies” as defined in Section 2(A) of the Securities Act of 1933, as amended, from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” and have elected to take advantage of the benefits of this extended transition period.

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

We will remain an “emerging growth company” under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of our initial public offering, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non- convertible debt securities during the previous three years.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies” - Recent Accounting.

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

Interest Rate Fluctuation Risk

As of March 31, 2023, we had cash, cash equivalents, and restricted cash of approximately $204.4 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase interest income by $20.4 million, or decrease interest income by $2.0 million, based on our cash position as of March 31, 2023.

Foreign Currency Exchange Rate Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States and to a lesser extent in Croatia and other international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report and, based on such evaluation, have concluded that our disclosure controls and procedures were not effective as of March 31, 2023. This conclusion was made as a result of the following inadvertent disclosure omissions in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022: (a) our failure to include a report of management’s assessment of the effectiveness of our internal control over financial reporting as December 31, 2022, and (b) our failure to include the language of paragraph 4(b) required by Item 601(b)(31) of Regulation-SK in the Exhibit 31 certifications. While acknowledging that disclosure controls and procedures cannot eliminate all instances of errors, our management has determined the operating effectiveness of the related control was deficient. Our management has and will continue to reinforce the importance of the performance of the control with those responsible to ensure the operational effectiveness of its disclosure controls and procedures in the future. We anticipate regaining effectiveness of the related control during 2023 without significant incremental cost.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective, management believes that the financial statements and related financial information included in this Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of risks and uncertainties relating to our business, please see the section titled "Risk Factors" in our Annual Report on 10-K filed with the SEC on March 8, 2023. Other than the risk factor below, there have been no material changes from the risk factors described in our Annual Report on 10-K filed with the SEC on March 8, 2023. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Uncertain commercial banking conditions could materially adversely affect our results of operations and financial condition.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, we have a banking relationship with SVB and also are party with SVB to the Senior Revolving Facility. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors would have access to all of their money starting March 13, 2023. SVB’s closure did not have a material impact on our operations and we did not experience any losses.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May 2023.

SmartRent, Inc.

By:	/s/ Lucas Haldeman

Lucas Haldeman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hiroshi Okamoto

Hiroshi Okamoto
Chief Financial Officer
(Principal Financial Officer)