Form 10-Q
period 2023-06-30
SmartRent, Inc.
filed 2023-08-08
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 4, 2023, there were 200,234,702 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements contained in this Report, other than statements of historical fact, are forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth, and expansion plans and opportunities. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely” and similar expressions, and the negatives of these expressions, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations and business strategy.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A "Risk Factors" of this Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 8, 2023, as amended. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Part I. Financial Information

Item 1 - Financial Statements (Unaudited)

SMARTRENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$196,970	$210,409
Restricted cash, current portion	247	7,057
Accounts receivable, net	60,032	62,442
Inventory	60,506	75,725
Deferred cost of revenue, current portion	12,012	13,541
Prepaid expenses and other current assets	16,438	9,182
Total current assets	346,205	378,356
Property and equipment, net	1,725	2,069
Deferred cost of revenue	16,751	22,508
Goodwill	117,268	117,268
Intangible assets, net	29,185	31,123
Other long-term assets	10,347	9,521
Total assets	$521,481	$560,845

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,304	$18,360
Accrued expenses and other current liabilities	21,403	34,396
Deferred revenue, current portion	92,866	80,020
Total current liabilities	120,573	132,776
Deferred revenue	49,970	59,928
Other long-term liabilities	3,733	3,941
Total liabilities	174,276	196,645

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares of preferred stock issued and outstanding as of June 30, 2023 and December 31, 2022	-	-

Stockholders' equity
Common stock, $0.0001 par value; 500,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 200,069 and 198,525 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	621,755	615,281
Accumulated deficit	(274,489)	(250,925)
Accumulated other comprehensive loss	(81)	(176)
Total stockholders' equity	347,205	364,200
Total liabilities, convertible preferred stock and stockholders' equity	$521,481	$560,845

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue
Hardware	$27,788	$20,895	$65,113	$43,009
Professional services	10,050	9,123	22,819	16,032
Hosted services	15,564	12,391	30,549	20,727
Total revenue	53,402	42,409	118,481	79,768

Cost of revenue
Hardware	21,990	20,951	54,562	42,809
Professional services	15,809	14,115	33,443	29,282
Hosted services	5,720	6,355	11,478	11,433
Total cost of revenue	43,519	41,421	99,483	83,524

Operating expense
Research and development	6,536	8,030	13,767	14,476
Sales and marketing	4,829	6,139	9,990	11,301
General and administrative	10,605	13,832	22,622	25,783
Total operating expense	21,970	28,001	46,379	51,560

Loss from operations	(12,087)	(27,013)	(27,381)	(55,316)

Interest income, net	1,815	253	3,831	241
Other (expense) income	(59)	162	(3)	276
Loss before income taxes	(10,331)	(26,598)	(23,553)	(54,799)

Income tax (expense) benefit	(18)	1,009	(11)	5,816
Net loss	$(10,349)	$(25,589)	$(23,564)	$(48,983)
Other comprehensive loss
Foreign currency translation adjustment	(9)	(407)	95	(590)
Comprehensive loss	$(10,358)	$(25,996)	$(23,469)	$(49,573)
Net loss per common share
Basic and diluted	$(0.05)	$(0.13)	$(0.12)	$(0.25)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	199,619	195,693	198,980	194,381

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock			Common Stock
	Shares		Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity

Balance, December 31, 2022	-		$-	198,525	$20	$615,281	$(250,925)	$(176)	$364,200
Stock-based compensation	-	-	-	-	-	3,680	-	-	3,680
Issuance of common stock upon vesting of equity awards	-	-	-	751	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	-	(246)	-	(661)	-	-	(661)
Exercise of options	-	-	-	151	-	71	-	-	71
ESPP purchases	-	-	-	176	-	438	-	-	438
Net loss	-	-	-	-	-	-	(13,215)	-	(13,215)
Other comprehensive income	-		-					104	104
Balance, March 31, 2023	-		-	199,357	20	618,809	(264,140)	(72)	354,617
Stock-based compensation	-		-	-	-	3,276	-	-	3,276
Issuance of common stock upon vesting of equity awards	-		-	652	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-		-	(140)	-	(424)	-	-	(424)
Exercise of options	-		-	200	-	94	-	-	94
Net loss	-		-	-	-	-	(10,349)	-	(10,349)
Other comprehensive loss	-		-	-	-	-	-	(9)	(9)
Balance, June 30, 2023	-		$-	200,069	$20	$621,755	$(274,489)	$(81)	$347,205

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity (Deficit)
Balance, December 31, 2021	-	$-	193,864	$19	$604,077	$(154,603)	$9	$449,502
Stock-based compensation			-	-	3,523	-	-	3,523
Common stock warrants issued to customers as consideration	-	-	-	-	2	-	-	2
Common stock warrants related to marketing expense	-	-	-	-	217	-	-	217
Reverse recapitalization, net of transaction costs	-	-	-	-	(70)	-	-	(70)
Exercise of options	-	-	131	-	62	-	-	62
ESPP purchases	-	-	75	-	488	-	-	488
Net loss	-	-	-	-	-	(23,394)	-	(23,394)
Other comprehensive loss	-	-	-	-	-	-	(183)	(183)
Balance, March 31, 2022	-	-	194,070	19	608,299	(177,997)	(174)	430,147
Stock-based compensation	-	-	-	-	3,823	-	-	3,823
Tax withholdings related to net share settlement of equity awards	-	-	(658)	-	(3,389)	-	-	(3,389)
Issuance of common stock upon vesting of equity awards	-	-	2,151	1	-	-	-	1
Common stock warrants issued to customers as consideration	-	-	-	-	19	-	-	19
Exercise of options	-	-	70	-	-	-	-	-
Net settlement related to exercise of options	-	-	(5)	-	-	-	-	-
Exercise of warrants	-	-	1,874	-	3	-	-	3
Net loss	-	-	-	-	-	(25,589)	-	(25,589)
Other comprehensive loss	-	-	-	-	-	-	(407)	(407)
Balance, June 30, 2022	-	$-	197,502	$20	$608,755	$(203,586)	$(581)	$404,608

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,564)	$(48,983)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,596	1,636
Non-employee warrant expense	-	238
Non-cash lease expense	412	648
Stock-based compensation related to acquisition	109	401
Stock-based compensation	6,847	6,945
Compensation expense related to acquisition	1,769	2,109
Change in fair value of earnout related to acquisition	306	-
Deferred tax benefit	-	(5,889)
Non-cash interest expense	65	41
Provision for excess and obsolete inventory	47	16
Provision for doubtful accounts	(1)	-
Change in operating assets and liabilities
Accounts receivable	2,416	1,493
Inventory	15,188	(26,197)
Deferred cost of revenue	7,285	(6,884)
Prepaid expenses and other assets	(6,311)	5,856
Accounts payable	(12,059)	8,800
Accrued expenses and other liabilities	(13,201)	(3,676)
Deferred revenue	2,878	29,091
Lease liabilities	(466)	(496)
Net cash used in operating activities	(15,684)	(34,851)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for SightPlan acquisition, net of cash acquired	-	(128,953)
Purchase of property and equipment	(49)	(470)
Capitalized software costs	(2,279)	(1,829)
Net cash used in investing activities	(2,328)	(131,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercise	-	3
Proceeds from options exercise	71	62
Proceeds from ESPP purchases	438	488
Taxes paid related to net share settlements of stock-based compensation awards	(1,085)	(3,389)
Payments for business combination and private offering transaction costs	-	(70)
Payment of earnout related to acquisition	(1,702)	-
Net cash used in financing activities	(2,278)	(2,906)
Effect of exchange rate changes on cash and cash equivalents	41	(432)
Net decrease in cash, cash equivalents, and restricted cash	(20,249)	(169,441)
Cash, cash equivalents, and restricted cash - beginning of period	217,713	432,604
Cash, cash equivalents, and restricted cash - end of period	$197,464	$263,163

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$196,970	$255,008
Restricted cash, current portion	247	7,660
Restricted cash, included in other long-term assets	247	495
Total cash, cash equivalents, and restricted cash	$197,464	$263,163

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2023	2022
Supplemental disclosure of cash flow information
Interest paid	$56	$-
Cash paid for income taxes	71	49
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	-	71
Acquisition consideration held in escrow	-	850
Other receivable for options exercised at period end	94	-

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements as of December 31, 2022, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 8, 2023, as amended. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Consolidated Financial Statements related to the three and six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any future period.

Immaterial Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2022, the Company’s management identified an error in the classification of cash paid for capitalized software costs that had previously been included in operating activities but should have been included in investing activities within the statement of cash flows. As a result, the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2022 has been restated from amounts previously reported. Management determined that the error was not material to previously issued financial statements. The following table presents the effects of the restatement to the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2022.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

	As Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities:
Change in Prepaid expenses and other Assets	$4,027	$(1,829)	$5,856
Net cash used in operating activities	(36,680)	(1,829)	(34,851)

Cash Flows from Investing Activities:
Capitalized software costs	-	1,829	(1,829)
Net cash used in investing activities	$(129,423)	$1,829	$(131,252)

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Acquisitions

In March 2022, the Company purchased all of the outstanding equity interests of SightPlan Holdings, Inc. ("SightPlan") in an acquisition that meets the definition of a business combination, for which the acquisition method of accounting was used (see Note 13). The acquisition was recorded on the date that the Company obtained control over the acquired business. The consideration paid was determined on the acquisition date. The acquisition-related costs, such as professional fees, were excluded from the consideration transferred and were recorded as expense in the period incurred. Assets acquired and liabilities assumed by the Company were recorded at their estimated fair values, while goodwill was measured as the excess of the consideration paid over the fair value of the net identifiable assets acquired and liabilities assumed.

In December 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC (“iQuue”) in an acquisition that meets the definition of a business combination, for which the acquisition method of accounting was used. The acquisition was recorded on the date that the Company obtained control over the acquired business. The consideration paid was determined on the acquisition date. The acquisition-related costs, such as professional fees, were excluded from the consideration transferred and recorded as expense in the period incurred. Assets acquired and liabilities assumed by the Company were recorded at their estimated fair values, while goodwill was measured as the excess of the consideration paid over the fair value of the net identifiable assets acquired and liabilities assumed.

In February 2020, Legacy SmartRent purchased all of the outstanding equity interests of Zenith Highpoint, Inc. in an acquisition that meets the definition of a business combination, for which the acquisition method of accounting was used. The acquisition was recorded on the date that the Company obtained control over the acquired business. The consideration paid was determined on the acquisition date. The acquisition-related costs, such as professional fees, were excluded from the consideration transferred and recorded as expense in the period incurred. Assets acquired and liabilities assumed by the Company were recorded at their estimated fair values, while goodwill was measured as the excess of the consideration paid over the fair value of the net identifiable assets acquired and liabilities assumed.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and hosted services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for doubtful accounts on the Consolidated Balance Sheets. The allowance for doubtful accounts totaled $542 and $606 as of June 30, 2023, and December 31, 2022, respectively. The provision for doubtful accounts is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss; the provision for doubtful accounts was immaterial for both the three and six months ended June 30, 2023. There was no provision recorded for the three and six months ended June 30, 2022. No material accounts receivable were deemed uncollectable and there were no material write-offs of accounts receivable for the three and six months ended June 30, 2023 and 2022. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for doubtful accounts based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Consolidated Balance Sheet date. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of		For the three months ended		For the six months ended
	June 30, 2023	December 31, 2022	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Customer A	11%	30%	*	18%	11%	19%
Customer B	*	*	*	11%	*	14%
Customer C	14%	*	13%	*	13%	*
Customer D	11%	*	12%	*	*	*

* Total less than 10% for the respective period

Inventory

Inventories, which are comprised of smart home equipment and components, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of cost over net assets of the Company's completed business combinations. The Company tests for potential impairment of goodwill on an annual basis in November to determine if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. No goodwill impairment has been recorded as of June 30, 2023 and December 31, 2022.

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

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended June 30, 2023 and 2022, warranty expense included in cost of hardware revenue was $413 and $373, respectively. For the six months ended June 30, 2023 and 2022, warranty expense included in cost of hardware revenue was $953 and $657, respectively. As of June 30, 2023, and December 31, 2022, the Company’s warranty allowance was $1,735 and $2,277, respectively.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. During the year ended December 31, 2021, the Company identified additional deficient batteries, and while the number of deficient batteries is less than one percent of the total number of all batteries deployed, the Company has elected to replace all such batteries from previously deployed hardware devices. As of June 30, 2023, and December 31, 2022, $869 and $1,687, respectively, is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2023 or 2022. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Payments are received by the Company by credit card, check or automated clearing house payments and payment terms are determined by individual contracts and generally range from due upon receipt to net 30 days. Taxes collected from customers and remitted to governmental authorities are not included in reported revenue. Payments received from customers in advance of revenue recognition are reported as deferred revenue. The Company has elected the following practical expedients following the adoption of ASC 606:

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•
Hosted Services Revenue

Hosted Services revenue primarily consists of monthly subscription revenue generated from fees that provide customers access to one or more of the Company’s proprietary software applications including access controls, asset monitoring and related services. These subscription arrangements have contractual terms ranging from one-month to eight-years and include recurring fixed plan subscription fees. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Cost of Revenue

Cost of revenue consists primarily of direct costs of products and services together with the indirect cost of estimated warranty expense and customer care and support over the life of the service arrangement.

•
Hardware

Cost of hardware revenue consists primarily of direct costs of proprietary products, such as the distinct Hub Device, hardware devices, supplies purchased from third-party providers, and shipping costs, together with indirect costs related to warehouse facilities (including depreciation and amortization of capitalized assets and right-of-use assets), infrastructure costs, personnel-related costs associated with the procurement and distribution of products and warranty expenses together with the indirect cost of customer care and support.

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

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. As of June 30, 2023, the Company had capitalized $5,360 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $5,027 remained to be amortized. As of December 31, 2022, the Company had capitalized $3,145 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $3,066 remained to be amortized. During the three and six months ended June 30, 2023, $172 and $254, respectively, of amortization expense related to capitalized software was recorded in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. There was no such amortization expense recorded during the three and six months ended June 30, 2022.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $115 and $66 of advertising expenses for the three months ended June 30, 2023 and 2022, respectively. The Company incurred $267 and $140 of advertising expenses for the six months ended June 30, 2023 and 2022, respectively.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $7,797 and $8,096 of assets outside the United States at June 30, 2023, and December 31, 2022, respectively.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)” which modifies the measurement of expected credit losses of certain financial instruments. This update is effective for fiscal years beginning after December 15, 2022 and must be applied using a modified-retrospective approach, with early adoption permitted. The requirement to disclose credit quality indicators by year or origination is not applicable to trade receivables due in one year or less that result from revenue transactions within the scope of ASC 606. The Company adopted ASU 2016-13 effective January 1, 2023 using the modified-retrospective approach. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of June 30, 2023			As of December 31, 2022
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$196,970	$-	$196,970	$210,409	$-	$210,409
Restricted cash	Level 1	494	-	494	7,304	-	$7,304
Total		$197,464	$-	$197,464	$217,713	$-	$217,713

The Company reports the current portion of restricted cash as a separate item in the Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Consolidated Balance Sheets.

		As of June 30, 2023		As of December 31, 2022
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$4,144	$4,144	$5,540	$5,540
Total liabilities		$4,144	$4,144	$5,540	$5,540

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the six months ended June 30, 2023 and the year ended December 31, 2022 are as follows.

	As of
	June 30, 2023	December 31, 2022
Balance at beginning of period	$5,540	$5,230
Payment of earnout in connection with the iQuue acquisition	(1,702)	-
Change in fair value of earnout	306	310
Balance at end of period	$4,144	$5,540

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of June 30, 2023 and December 31, 2022. The Company determined there was an increase of $306 in the fair value of the earnout primarily due to a decreased payment term as we are six months closer to the payout date, and therefore, recorded this adjustment in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss. See Note 13 for more information regarding the earnout payment. The following table sets forth the weighted-average assumptions used to estimate the fair value of the earnout payment as of June 30, 2023 and December 31, 2022.

	As of
	June 30, 2023	December 31, 2022
Discount Rate	11.20%	9.80%
Volatility	42.00%	42.00%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue by geography
United States	$52,627	$41,933	$117,560	$78,380
International	775	476	921	1,388
Total revenue	$53,402	$42,409	$118,481	$79,768

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue by type
Hardware	$27,788	$20,895	$65,113	$43,009
Professional services	10,050	9,123	22,819	16,032
Hosted services	15,564	12,391	30,549	20,727
Total revenue	$53,402	$42,409	$118,481	$79,768

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Remaining Performance Obligations

Advance payments received from customers are recorded as deferred revenue and are recognized upon the completion of related performance obligations over the period of service. Advance payments for non-distinct Hub Devices are recorded as deferred revenue and recognized over their average in-service life. Advance payments received from customers for subscription services are recorded as deferred revenue and recognized over the term of the subscription. A summary of the change in deferred revenue is as follows.

	For the six months ended June 30,
	2023	2022
Deferred revenue balance as of January 1	$139,948	$95,597
Revenue recognized from balance of deferred revenue at the beginning of the period	(14,505)	(6,864)
Revenue deferred during the period	19,593	30,247
Revenue recognized from revenue originated and deferred during the period	(2,067)	(2,208)
Deferred revenue balance as of March 31	142,969	116,772
Revenue recognized from balance of deferred revenue at the beginning of the period	(11,896)	(11,051)
Revenue deferred during the period	16,954	23,879
Revenue recognized from revenue originated and deferred during the period	(5,191)	(4,155)
Deferred revenue balance as of June 30	142,836	125,445

As of June 30, 2023, the Company expects to recognize 58% of its total deferred revenue within the next 12 months, 19% of its total deferred revenue between 13 and 36 months, 19% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of June 30, 2023 and 2022 are $39,725 and $31,275, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights.

Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	June 30, 2023	December 31, 2022
Finished Goods	$60,116	$74,276
Raw Materials	390	1,449
Total inventory	$60,506	$75,725

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the three months ended June 30, 2023, the Company recorded write-downs of $207. There were no write-downs recorded for the three months ended June 30, 2022. During the six months ended June 30, 2023, and 2022, the Company recorded write-downs of $273 and $22, respectively.

Prepaid expenses and other current assets consisted of the following.

	As of
	June 30, 2023	December 31, 2022
Prepaid expenses	$6,985	$5,042
Other current assets	9,453	4,140
Total prepaid expenses and other current assets	$16,438	$9,182

Property and equipment, net consisted of the following.

	As of
	June 30, 2023	December 31, 2022
Computer hardware	$2,199	$2,192
Leasehold improvements	716	698
Warehouse and other equipment	680	632
Furniture and fixtures	146	163
Property and equipment	3,741	3,685
Less: Accumulated depreciation	(2,016)	(1,616)
Total property and equipment, net	$1,725	$2,069

Depreciation and amortization expense on all property, plant and equipment was $197 and $170 during the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense on all property, plant and equipment was $400 and $360 during the six months ended June 30, 2023 and 2022, respectively.

Intangible assets, net consisted of the following.

	As of
	June 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(2,890)	$20,100	$22,990	$(1,778)	$21,212
Developed technology	10,600	(2,176)	8,424	10,600	(1,440)	9,160
Trade name	900	(239)	661	900	(149)	751
Total intangible assets, net	$34,490	$(5,305)	$29,185	$34,490	$(3,367)	$31,123

Amortization expense on all intangible assets was $969 and $1,056 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense on all intangible assets was $1,938 and $1,275 for the six months ended June 30, 2023 and 2022, respectively. Total future amortization for finite-lived assets is estimated as follows.

Amortization Expense
2023 - Remaining	$1,937
2024	3,873
2025	3,873
2026	3,873
2027	3,734
Thereafter	11,895
Total	$29,185

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Other long-term assets consisted of the following.

	As of
	June 30, 2023	December 31, 2022
Capitalized software costs	$5,027	$3,066
Operating lease - ROU asset, net	3,243	3,968
Restricted cash, long-term portion	247	247
Other long-term assets	1,830	2,240
Total other long-term assets	$10,347	$9,521

Amortization expense on all other long-term intangible assets was $176, which is primarily related to capitalized software costs, for the three months ended June 30, 2023 and was recorded in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. There was no such amortization expense recorded during the three months ended June 30, 2022. Amortization expense on all other long-term intangible assets was $258, which is primarily related to capitalized software costs, for the six months ended June 30, 2023 and was recorded in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. There was no such amortization expense recorded during the six months ended June 30, 2022.

Accrued expenses and other current liabilities consisted of the following.

	As of
	June 30, 2023	December 31, 2022
Accrued compensation costs	$6,521	$14,157
Accrued expenses	5,995	8,571
Warranty allowance	1,735	2,277
Other	7,152	9,391
Total accrued expenses and other current liabilities	$21,403	$34,396

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of June 30, 2023. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended June 30, 2023 and 2022, the Company recorded $35 and $51, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss. For the six months ended June 30, 2023 and 2022, the Company recorded $69 and $78, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of June 30, 2023, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the three months ended June 30, 2023 and 2022, the facility fee totaled $47 and $43, respectively. During the six months ended June 30, 2023 and 2022, the facility fee totaled $94 and $101, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of June 30, 2023, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of June 30, 2023 and December 31, 2022, there was no outstanding principal amount under the Senior Revolving Facility.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of June 30, 2023, there are no preferred stock issued or outstanding.

Warrants

As of June 30, 2023, warrants issued as consideration to certain customers to purchase 3,663 shares of Common Stock at $0.01 per share remain outstanding. The warrants vest dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer. The fair value of the vested warrants has been recorded as additional paid-in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. During the three months ended June 30, 2022, the Company recorded $19 as contra-revenue in the Consolidated Statement of Operations and Comprehensive Loss related to these warrants. There was no contra-revenue recorded related to these warrants during the three months ended June 30, 2023. During the six months ended June 30, 2022, the Company recorded $21 as contra-revenue in the Consolidated Statement of Operations and Comprehensive Loss related to these warrants. There was no contra-revenue recorded related to these warrants during the six months ended June 30, 2023.

As of June 30, 2023, warrants issued to an investor to purchase 1,874 shares of Common Stock were fully vested and exercised. The warrants represented compensation paid for marketing services provided by the investor and was accounted for using stock-based compensation guidance. The warrants vested based on the number of installed units attained over a measurement period. The warrants fully vested during the three months ended March 31, 2022 and the warrants were exercised during the three months ended June 30, 2022. The Company recorded the associated marketing expense over the service period as the units were installed with an offset to additional paid-in-capital. During the three months ended June 30, 2023 and 2022, the Company did not recognize sales and marketing expense related to these warrants. During the six months ended June 30, 2022, the Company recognized $217 of sales and marketing expense related to these warrants. No such marketing expense was recorded during the six months ended June 30, 2023.

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

Summaries of the Company’s 2018 Stock Plan activity for the six months ended June 30, 2023 is presented below.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2022	9,671	$0.67	6.99	$18,234
Granted	3,070	$2.87
Exercised	(151)	$0.47
March 31, 2023	12,590	$1.21	7.50	$19,061
Exercised	(200)	$0.47
Forfeited	(631)	$4.15
June 30, 2023	11,759	$1.07	5.78	$32,807
Exercisable options as of June 30, 2023	8,348	$0.56	4.45	$27,620

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

During the three months ended June 30, 2023 and 2022, stock-based compensation expense of $369 and $113, respectively, was recognized in connection with the outstanding options. During the six months ended June 30, 2023 and 2022, stock-based compensation expense of $800 and $228, respectively, was recognized in connection with the outstanding options. As of June 30, 2023, there is $4,967 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 5.8 years.

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

2021 Equity Incentive Plan

In connection with the Business Combination, the Company's board of directors (the "Board") approved and implemented the SmartRent, Inc. 2021 Equity Incentive Plan (the "2021 Plan"). The purpose of the 2021 Plan is to enhance the Company's ability to attract, retain and motivate persons who make, or are expected to make, important contributions to the Company by providing these individuals with equity ownership opportunities and equity-linked compensation opportunities.

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

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2022	5,493	$5.43
Granted	2,241	$2.86
Vested or distributed	(751)	$6.06
Forfeited	(177)	$3.98
March 31, 2023	6,806	$4.55
Granted	357	$3.31
Vested or distributed	(654)	$4.97
Forfeited	(909)	$4.52
June 30, 2022	5,600	$4.43

No right to any Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the three months ended June 30, 2023 and 2022 respectively, stock-based compensation expense of $2,875 and $3,403 was recognized in connection with the vesting of all RSUs. During the six months ended June 30, 2023 and 2022 respectively, stock-based compensation expense of $5,992 and $6,526 was recognized in connection with the vesting of all RSUs. As of June 30, 2023, there is $23,257 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.4 years.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three months ended June 30, 2023 and 2022, there were no shares of Common Stock issued pursuant to the ESPP and employees enrolled in the Company’s ESPP did not purchase any shares. During the six months ended June 30, 2023 and 2022, employees enrolled in the Company’s ESPP purchased 176 and 75 shares, respectively, of the Company’s Common Stock and there were 1,985 and 1,939 shares of Common Stock issued pursuant to the ESPP, respectively. As of June 30, 2023 and 2022, the number of shares available for sale under the ESPP were 5,540 and 3,864, respectively.

During the three months ended June 30, 2023 and 2022, stock-based compensation expense of $32 and $105, respectively, was recognized in connection with the ESPP. During the six months ended June 30, 2023 and 2022, stock-based compensation expense of $55 and $191, respectively, was recognized in connection with the ESPP.

Stock-Based Compensation

The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes-Merton option pricing model with the following weighted-average assumptions for the six months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, there were 3,070 and 175 options granted, respectively. There were no options granted during the three months ended June 30, 2023 and 2022.

	For the six months ended June 30,
	2023	2022
Risk free interest	3.55%	1.47%
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	58.80%
Expected life (years)	6.08	6.08

The Company recorded stock-based compensation expense as follows.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Cost of revenue	$253	$-	$504	$-
Research and development	912	933	1,890	1,814
Sales and marketing	182	590	418	1,129
General and administrative	1,929	2,300	4,144	4,403
Total	$3,276	$3,823	$6,956	$7,346

During the three and six months ended 2022, stock-based compensation expense of $202 and $401, respectively, was recognized for 844 shares granted in connection with the Company's February 2020 acquisition of a foreign supplier and are recorded as a component of general and administrative expense. There was no such expense recorded during the three months ended June 30, 2023 as these shares fully vested during the three months ended March 31, 2023. During the six months ended June 30, 2023 $109 of such expense was recorded.

NOTE 9. INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was (0.17%) and 3.79% for the three months ended June 30, 2023 and 2022, respectively. The Company’s ETR from continuing operations was (0.05%) and 10.61% for the six months ended June 30, 2023 and 2022, respectively. The Company’s ETR during the three and six months ended June 30, 2023 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The income tax expense on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to the foreign and state taxes offset by a change in the valuation allowance. The Company established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. The Company expects to maintain this valuation allowance until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized in future periods if it reports taxable income. The Company believes that it has established an adequate allowance for uncertain tax positions, although it can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Common stock options and restricted stock units	17,359	17,384	17,359	17,384
Common stock warrants	3,664	3,664	3,664	3,664
Shares subject to repurchase	-	1,374	-	1,374
Total	21,023	22,422	21,023	22,422

NOTE 11. RELATED-PARTY TRANSACTIONS

During the six months ended June 30, 2022, the Company incurred marketing expenses of $217 in connection with the vesting of warrants held by an investor (see Note 7). No such marketing expense was recorded during the six months ended June 30, 2023 or the three months ended June 30, 2023 and 2022.

The Company incurred consulting expense of $20 included in research and development expenses for the six months ended June 30, 2022, related to services provided by companies in which one of the Company's former executives had control or significant influence. There were no such expenses incurred during the six months ended June 30, 2023 or the three months ended June 30, 2023 and 2022.

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

Entities affiliated with RETV Management, LLC ("RET"), which at the time of the SightPlan acquisition held more than 5% of the outstanding shares of the Company's Common Stock, held more than 17% of the fully diluted shares outstanding of SightPlan (the “RET SightPlan Holdings”). As consideration for the RET SightPlan Holdings, entities affiliated with RET received $22,271 at the closing of the SightPlan acquisition. None of the Company's executive officers or directors hold any economic interest in RET and RET does not have a designee on the Board. Further, RET did not assist the Company with any negotiations or participate in the Board discussions related to the SightPlan acquisition. As of June 30, 2023, RET does not hold any outstanding shares of the Company's Common Stock.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. The Company had no such accruals as of June 30, 2023 or December 31, 2022.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

As part of the business combination, the Company agreed to pay up to approximately $5,760 to the former employees of SightPlan on the one-year anniversary of the acquisition date, subject to continued employment at the Company. As this payment was contingent upon the continuous service of the employees, it was accounted for as post-combination expense and was recognized ratably over the service period of one year. During the three and six months ended June 30, 2023, the Company distributed $22 and $5,976, respectively, in connection with this contingent consideration, including $216 for payroll taxes and retirement benefits.

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

Changes resulting from facts and circumstances that existed as of the acquisition date resulted in measurement period adjustments to the estimated fair values of accounts receivable, net, intangible assets, other assets, deferred tax liability, and goodwill during the year ended December 31, 2022. Specifically, the refinement of inputs used to estimate the fair value of intangible assets resulted in an increase in customer relationships of $4,400, a decrease in goodwill of $3,839, and an increase in the deferred tax liability of $557. The increase to the deferred tax liability caused an increase to the release of the valuation allowance, generating a $1,227 income tax benefit on the Consolidated Statement of Operations, of which $1,044 was related to the six months ended June 30, 2022. Changes to accounts receivable, net and other assets were immaterial.

Cash paid at acquisition	$130,931
Cash acquired	(1,978)
Cash consideration released from escrow	850
Net working capital adjustment	(127)
Payment of acquisition consideration, net of cash acquired	$129,676

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Company recognized approximately $1,656 of compensation expense related to contingent consideration in connection with the SightPlan acquisition during the three months ended June 30, 2022. There was no such compensation expense recorded during the three months ended June 30, 2023. The Company recognized $49 and $119 of other non-recurring acquisition related costs that were expensed during the three months ended June 30, 2023 and 2022, respectively. The Company recognized approximately $1,480 and $1,798 of compensation expense related to contingent consideration in connection with the SightPlan acquisition during the six months ended June 30, 2023 and 2022, respectively. The Company recognized $98 and $642 of other non-recurring acquisition related costs that were expensed during the six months ended June 30, 2023 and 2022, respectively. Compensation and other non-recurring acquisition related costs and are included in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

The fair value of the assets acquired includes accounts receivable of $1,255. The gross amount due under contracts for accounts receivable is $1,284, substantially all of which is expected to be collected. The Company did not acquire any other class of receivable as a result of the acquisition of SightPlan.

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on the fair market value of such assets and liabilities at the date of acquisition. Intangible assets associated with the acquisition totaled $30,900 and were primarily related to customer relationships and developed technology. The excess purchase price over the fair value of net assets acquired was recognized as goodwill and totaled $104,601. The goodwill is attributable primarily to the workforce of the acquired business and expected synergies with the Company’s existing operations and is not deductible for income tax purposes.

The Company recorded intangible assets at their fair value, which consisted of the following.

	Estimated useful life (in years)	March 31, 2022
Trade Name	5	$900
Customer relationships	10	19,700
Developed technology	7	10,300
Total intangible assets		$30,900

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the trade name and the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the three months ended June 30, 2023 and 2022, the Company recorded amortization expenses of $905 and $917, respectively, related to intangible assets. During the six months ended June 30, 2023 and 2022, the Company recorded amortization expense of $1,811 and $995, respectively, related to intangible assets. These intangible assets are deductible over 15 years for income tax purposes.

Pro Forma Operating Results

The Company’s Consolidated Balance Sheet as of June 30, 2023 and December 2022, and other financial statements presented herein for the three and six months ended June 30, 2023 and 2022 include the results of operations of SightPlan since the acquisition date. The following unaudited pro forma information presents consolidated financial information as if the SightPlan acquisition had occurred on January 1, 2022. Pro forma disclosures for net loss have not been provided as the acquisition did not have, and is not expected to have, a material impact on the consolidated results through the year of acquisition. Pro forma operating results were prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2022 or of the results that may occur in the future.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues	$53,402	$42,409	$118,481	$82,120

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after June 30, 2023 and through August 8, 2023, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

On August 3, 2023, the Company entered into an agreement with ADI Global Distribution ("ADI") to be its preferred distribution partner. In connection with the agreement, ADI will (i) purchase certain inventory from the Company and sell such inventory back to the Company; (ii) sell exclusive and/or branded product lines to the Company; and (iii) sell select other third-party products to the Company, to distribute to the Company’s customers. The agreement is for an initial term of three (3) years, with automatic renewals for one-year periods.

In July and August 2023, 304 shares of the Company's Class A Common Stock were issued to certain employees related to vested RSUs, exercised options, and ESPP purchases.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included herein and the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K filed with the SEC on March 8, 2023, as amended.

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

We believe SmartRent is the category leader in the enterprise smart home solutions industry. As of June 30, 2023, we had 650,324 Units Deployed and 545 customers, including many of the top multifamily residential owners in the U.S. As of that date, our customers owned an aggregate of approximately 6.9 million units. This represents approximately 16% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the United States.

Key Factors Affecting Our Performance

We believe that our success is dependent on many factors, including those further discussed below. Our operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our ability to grow our customer base in a cost-effective manner, expand our hardware and hosted service offerings to generate increased revenue per Unit Deployed (as defined below), and provide high quality hardware products and hosted service applications to maximize revenue and improve the leverage of our business model. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business.

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

New Products, Features and Functionality

We are evolving our business into a more diverse platform with new products, features and functionality that enhance the value of our smart home operating system. We have recently introduced a number of SaaS product enhancements and features, including Answer Automation and Work Management solutions, that streamline property management operations. We have also introduced Community WiFi, which provides communities with a private, device-dedicated WiFi network to power Hub Devices and other in-home smart devices. In the future, we intend to continue to release new products and solutions and enhance our existing products and solutions, and we expect that our operating results will be impacted by these releases.

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

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) as of a stated measurement date. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) during a stated measurement period. Our revenue is primarily driven by New Units Deployed and the aggregate number of Units Deployed. We use these operating metrics to assess the general health and trajectory of our business and growth. We had 47,768, and 60,329 New Units Deployed during the three months ended June 30, 2023 and 2022, respectively. We had 103,128, and 111,525 New Units Deployed during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, we had an aggregate of 650,324 and 451,010 Units Deployed, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units associated with binding orders executed during a stated measurement period. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. We had 19,967 and 59,306 Units Booked during the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, there were 85,075 and 150,788 Units Booked, respectively.

EBITDA and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest income/expense, income tax expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA before the following items: stock-based compensation expense, non-employee warrant expense, warranty provisions for battery deficiencies, asset impairment, loss on extinguishment of debt, change in fair value of derivatives, unrealized gains and losses in currency exchange rates, non-recurring expenses in connection with acquisitions, severance charges, and other expenses caused by non-recurring or unusual events that are not indicative of our ongoing business. Management uses EBITDA and Adjusted EBITDA to identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance, while neutralizing the impact of expenses included in our operating results which could otherwise mask underlying trends in our business. See “Non-GAAP Financial Measures” for additional information and reconciliations of these measures.

Annual Recurring Revenue

We define Annual Recurring Revenue (“ARR”) as the annualized value of our recurring SaaS revenue earned in the current quarter. We monitor our ARR to assess the general health and trajectory of our Hosted Services business. Our ARR was approximately $38.8 million and $30.6 million as of June 30, 2023 and 2022, respectively.

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

Hosted Services Revenue

Hosted Services primarily consist of monthly subscription revenue earned from the fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring and related services. These subscription arrangements have contractual terms ranging from one month to eight years and include recurring fixed plan subscription fees. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

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

Hardware

Cost of hardware revenue consists primarily of direct costs of proprietary products, Hub Devices, hardware devices and supplies purchased from third-party providers, shipping costs, warehouse facility (including depreciation and amortization of capitalized assets and right-of-use assets) and infrastructure costs, personnel-related costs associated with the procurement and distribution of our products and estimated warranty expenses together with the indirect cost of customer care and support. We expect an increase in cost of hardware revenue in absolute dollars in future periods.

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

Provision for Income Taxes

The income tax expense on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to the foreign and state taxes offset by a change in the valuation allowance. We established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized in future periods if it reports taxable income. We believe that it has established an adequate allowance for uncertain tax positions, although it can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

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

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$27,788	$20,895	$6,893	33%	$65,113	$43,009	$22,104	51%
Professional services	10,050	9,123	927	10%	22,819	16,032	6,787	42%
Hosted services	15,564	12,391	3,173	26%	30,549	20,727	9,822	47%
Total revenue	53,402	42,409	10,993	26%	118,481	79,768	38,713	49%

Cost of revenue
Hardware	21,990	20,951	1,039	5%	54,562	42,809	11,753	27%
Professional services	15,809	14,115	1,694	12%	33,443	29,282	4,161	14%
Hosted services	5,720	6,355	(635)	(10)%	11,478	11,433	45	0%
Total cost of revenue	43,519	41,421	2,098	5%	99,483	83,524	15,959	19%

Operating expense
Research and development	6,536	8,030	(1,494)	(19)%	13,767	14,476	(709)	(5)%
Sales and marketing	4,829	6,139	(1,310)	(21)%	9,990	11,301	(1,311)	(12)%
General and administrative	10,605	13,832	(3,227)	(23)%	22,622	25,783	(3,161)	(12)%
Total operating expenses	21,970	28,001	(6,031)	(22)%	46,379	51,560	(5,181)	(10)%

Loss from operations	(12,087)	(27,013)	14,926	(55)%	(27,381)	(55,316)	27,935	(51)%

Other income (expense)
Interest income, net	1,815	253	1,562	617%	3,831	241	3,590	1490%
Other (expense) income	(59)	162	(221)	(136)%	(3)	276	(279)	(101)%
Loss before income taxes	(10,331)	(26,598)	16,267	(61)%	(23,553)	(54,799)	31,246	(57)%

Income tax (expense) benefit	(18)	1,009	(1,027)	(102)%	(11)	5,816	(5,827)	(100)%
Net Loss	$(10,349)	$(25,589)	$15,240	(60)%	$(23,564)	$(48,983)	$25,419	(52)%

Comparison of the three and six months ended June 30, 2023 and 2022

Revenue

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$27,788	$20,895	$6,893	33%	$65,113	$43,009	$22,104	51%
Professional services	10,050	9,123	927	10%	22,819	16,032	6,787	42%
Hosted services	15,564	12,391	3,173	26%	30,549	20,727	9,822	47%
Total revenue	$53,402	$42,409	$10,993	26%	$118,481	$79,768	$38,713	49%

Total revenue increased by $11.0 million, or 26%, to $53.4 million for the three months ended June 30, 2023, from $42.4 million for the three months ended June 30, 2022. The increase in revenue resulted primarily from an increase in average revenue per unit ("ARPU"), increased hardware revenue related to shipping distinct Hub Devices in the current period, and an increased number of cumulative active subscriptions for our Hosted Services during 2023 compared to 2022.

Total revenue increased by $38.7 million, or 49%, to $118.5 million for the six months ended June 30, 2023, from $79.8 million for the six months ended June 30, 2022. The increase in revenue resulted primarily from an increase in ARPU, increased hardware revenue related to shipping distinct Hub Devices in the current period, an increased number of cumulative active subscriptions for our Hosted Services during 2023 compared to 2022, and the realization of additional revenue from our acquisition of SightPlan in March 2022.

Hardware revenue increased by $6.9 million, or 33%, to $27.8 million for the three months ended June 30, 2023, from $20.9 million for the three months ended June 30, 2022 This increase in hardware revenue resulted from a 17% increase in units shipped and an ARPU increase of 13% to $500.54 for the 2023 period from $441.16 for the 2022 period. The increase in ARPU is primarily driven by hardware revenue recognized on the shipment of distinct Hub Devices during the three months ended June 30, 2023. During the three months ended June 30, 2022, only non-distinct Hub Devices were shipped, and thus, no hardware revenue was recognized for these devices. See Note 2 - Revenue Recognition for more information on revenue recognition related to Hub Devices. We define hardware ARPU as total hardware revenue for a given period divided by number of Hub Devices shipped in the same period.

Hardware revenue increased by $22.1 million, or 51%, to $65.1 million for the six months ended June 30, 2023, from $43.0 million for the six months ended June 30, 2022. This increase in hardware revenue resulted from a 13% increase in units shipped and an ARPU increase of 33% to $570.29 for the 2023 period from $427.49 for the 2022 period. The increase in ARPU is primarily driven by hardware revenue recognized on the shipment of distinct Hub Devices during the six months ended June 30, 2023. During the six months ended June 30, 2022, only non-distinct Hub Devices were shipped, and thus, no hardware revenue was recognized for these devices. See Note 2 - Revenue Recognition for more information on revenue recognition related to Hub Devices.

Professional services revenue increased by $1.0 million, or 10%, to $10.1 million for the three months ended June 30, 2023, from $9.1 million for the three months ended June 30, 2022. The increase was primarily attributable to an increase in ARPU of 39% from the three months ended June 30, 2022. The increase in ARPU was primarily driven by a favorable customer mix. We define professional services ARPU as total professional services revenue divided by Units Deployed in a period.

Professional services revenue increased by $6.8 million, or 42%, to $22.8 million for the six months ended June 30, 2023, from $16.0 million for the six months ended June 30, 2022. The increase was primarily attributable to an ARPU increase of 54% from the six months ended June 30, 2022. The increase in ARPU was primarily driven by a favorable customer mix.

Hosted Services revenue increased by $3.2 million, or 26%, to $15.6 million for the three months ended June 30, 2023, from $12.4 million for the three months ended June 30, 2022. Of the $15.6 million revenue in 2023, $5.9 million is related to hub amortization and $9.7 million is related to SaaS revenue. Revenue increased from hub amortization and SaaS by $1.1 million and $2.1 million, respectively, from the three months ended June 30, 2022 to the three months ended June 30, 2023. The increase from both components of Hosted Services revenue resulted primarily from the increased aggregate number of Units Deployed from 451,010 units at June 30, 2022 to 650,324 units at June 30, 2023. We anticipate Hosted Services revenue from hub amortization will decrease in future periods as we continue to ship distinct Hub Devices. This revenue will be recognized as Hardware revenue at a point in time when the device is shipped to the customer. See Note 2 - Revenue Recognition for more information on revenue recognition related to Hub Devices.

Hosted Services revenue increased by $9.8 million, or 47%, to $30.5 million for the six months ended June 30, 2023, from $20.7 million for the six months ended June 30, 2022. Of the $30.5 million revenue in 2023, $11.8 million is related to hub amortization and $18.7 million is related to SaaS revenue. Revenue increased from hub amortization and SaaS by $2.8 million and $7.0 million, respectively, from the six months ended June 30, 2022 to the six months ended June 30, 2023. The increase from both components of Hosted Services revenue resulted primarily from the increased aggregate number of Units Deployed from 451,010 units at June 30, 2022 to 650,324 units at June 30, 2023 and an increase in SaaS ARPU of 3% to $5.20 for the six months ended June 30, 2023 from $5.05 for the six months ended June 30, 2022. Approximately $2.4 million of the 2023 increase in SaaS resulted from SightPlan contributions. We define SaaS ARPU as total SaaS revenue for a given period divided by the average aggregate Units Deployed in the same period.

We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and are a subset of Committed Units. We had 19,967 and 59,306 Units Booked during the three months ended June 30, 2023 and 2022, respectively. We had 85,075 and 150,788 Units Booked during the six months ended June 30, 2023 and 2022, respectively.

We define Committed Units as the aggregate number of Hub Devices (i) units that are subject to binding orders from customers together with (ii) units that existing customers, who are parties to a SmartRent master services agreement, have informed us (on a non-binding basis) that they intend to order in the future for deployment within two years of the measurement date. We measure and evaluate Committed Units to assess the general health and trajectory of our business operations and growth. As of June 30, 2023 and 2022, we had 897,686 and 780,036 Committed Units, respectively.

Cost of Revenue

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue
Hardware	$21,990	$20,951	$1,039	5%	$54,562	$42,809	$11,753	27%
Professional services	15,809	14,115	1,694	12%	33,443	29,282	4,161	14%
Hosted services	5,720	6,355	(635)	(10)%	11,478	11,433	45	0%
Total cost of revenue	$43,519	$41,421	$2,098	5%	$99,483	$83,524	$15,959	19%

Total cost of revenue increased by $2.1 million, or 5%, to $43.5 million for the three months ended June 30, 2023, from $41.4 million for the three months ended June 30, 2022. The increase in cost of revenue resulted primarily from an increase in the volume of sales and units shipped of our smart home hardware devices, the shipment of distinct Hub Devices in the current period, increased third-party direct labor costs, and the increased number of active subscriptions for our software service applications.

Total cost of revenue increased by $16.0 million, or 19%, to $99.5 million for the six months ended June 30, 2023, from $83.5 million for the six months ended June 30, 2022. The increase in cost of revenue resulted primarily from an increase in the volume of sales and units shipped of our smart home hardware devices, the shipment of distinct Hub Devices in the current period, increased third-party direct labor costs, and the increased number of active subscriptions for our software service applications.

Hardware cost of revenue increased by $1.0 million, or 5%, to $22.0 million for the three months ended June 30, 2023, from $21.0 million for the three months ended June 30, 2022. This increase in hardware cost of revenue was primarily attributable to approximately $1.9 million of additional cost resulting from greater sales volumes and the shipment of distinct hub devices during the three months ended June 30, 2023, partially offset by reductions to other costs of revenue attributable to improved processes and efficiencies.

Hardware cost of revenue increased by $11.8 million, or 27%, to $54.6 million for the six months ended June 30, 2023, from $42.8 million for the six months ended June 30, 2022. This increase in hardware cost of revenue was primarily attributable to approximately $15.3 million of additional cost resulting from greater sales volumes and the shipment of distinct hub devices during the six months ended June 30, 2023, partially offset by reductions to other costs of revenue attributable to improved processes and efficiencies.

Professional services cost of revenue increased by $1.7 million, or 12%, to $15.8 million for the three months ended June 30, 2023, from $14.1 million for the three months ended June 30, 2022. The increase in professional services cost of revenue is primarily attributable to approximately $3.7 million resulting from an increase in third-party direct labor costs. This was partially offset by a decrease in personnel-related costs of $1.4 million.

Professional services cost of revenue increased by approximately $4.1 million, or 14%, to $33.4 million for the six months ended June 30, 2023, from $29.3 million for the six months ended June 30, 2022. The increase in professional services cost of revenue is primarily attributable to approximately $6.6 million resulting from an increase in third-party direct labor costs. This was partially offset by a decrease in personnel-related costs of $2.0 million.

Hosted Services cost of revenue decreased by approximately $0.7 million, or 10%, to $5.7 million for the three months ended June 30, 2023, from $6.4 million for the three months ended June 30, 2022. The increase resulted from the decrease of approximately $0.9 million in personnel related expenses, partially offset by an increase in the aggregate number of Units Deployed, and the resulting increase in hub amortization, and the number of active subscriptions for our software service applications.

Hosted Services cost of revenue increased by $45 thousand to $11.5 million for the six months ended June 30, 2023, from $11.4 million for the six months ended June 30, 2022. The increase resulted from the increase in the aggregate number of Units Deployed and the resulting increase in hub amortization and the number of active subscriptions for our software service applications.

Operating Expenses

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$6,536	$8,030	$(1,494)	(19)%	$13,767	$14,476	$(709)	(5)%
Sales and marketing	4,829	6,139	(1,310)	(21)%	9,990	11,301	(1,311)	(12)%
General and administrative	10,605	13,832	(3,227)	(23)%	22,622	25,783	(3,161)	(12)%

Research and development expenses decreased by $1.5 million, or 19%, to $6.5 million for the three months ended June 30, 2023, from $8.0 million for the three months ended June 30, 2022, resulting primarily from a decrease of approximately $1.3 million of personnel-related expenses due to payroll tax credits recorded during the three months ended June 30, 2023.

Research and development expenses decreased by $0.7 million, or 5%, to $13.8 million for the six months ended June 30, 2023, from $14.5 million for the six months ended June 30, 2022, resulting primarily from a decrease of approximately $0.5 million of personnel-related expenses due to payroll tax credits recorded during the six months ended June 30, 2023.

Sales and marketing expenses decreased by $1.3 million, or 21%, to $4.8 million for the three months ended June 30, 2023 from $6.1 million for the three months ended June 30, 2022, resulting primarily from approximately $0.4 million of decreased personnel-related expenses, primarily related to payroll tax credits recorded during the three months ended June 30, 2023.

Sales and marketing expenses decreased by $1.3 million, or 12%, to $10.0 million for the six months ended June 30, 2023 from $11.3 million for the six months ended June 30, 2022, resulting primarily from a decrease of approximately $0.7 million in stock-based compensation, and $0.4 million in conferences and trade shows.

For the three months ended June 30, 2023, general and administrative expenses decreased by $3.2 million, or 23%, to $10.6 million, resulting primarily from a decrease of approximately $1.2 million in personnel-related expenses and a decrease of approximately $0.8 million in business insurance.

For the six months ended June 30, 2023, general and administrative expenses decreased by $3.2 million, or 12%, to $22.6 million, resulting primarily from a decrease of approximately $1.8 million in third-party consulting expenses and a decrease of $1.6 million in business insurance.

Other Income

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Interest income, net	$1,815	$253	$1,562	617%	$3,831	$241	$3,590	1,490%
Other (expense) income	(59)	162	(221)	(136)%	(3)	276	(279)	(101)%

Interest income, net increased by approximately $1.5 million, or 617%, to $1.8 million for the three months ended June 30, 2023, from $0.3 million for the three months ended June 30, 2022. Interest income, net increased by $3.6 million to $3.8 million for the six months ended June 30, 2023, from $0.2 million for the six months ended June 30, 2022. The increase in net interest income for both periods is primarily attributable to interest earned on interest-bearing cash balances.

Other income (expense) decreased by $0.2 million, or 136%, to $(59) thousand for the three months ended June 30, 2023, from $0.2 million for the three months ended June 30, 2022, primarily due to foreign currency adjustments. Other income (expense) decreased by $0.3 million, or 101%, to $(3) thousand for the six months ended June 30, 2023, from $0.3 million for the six months ended June 30, 2022, primarily due to foreign currency adjustments.

Income Taxes

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(10,331)	$(26,598)	$16,267	61%	$(23,553)	$(54,799)	$31,246	(57)%
Income tax (expense) benefit	(18)	1,009	(1,027)	(102)%	(11)	5,816	(5,827)	(100)%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets at June 30, 2023, and June 30, 2022. As of December 31, 2022, we had $205.8 million of U.S. federal and $188.3 million of state gross net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire between 2038 and 2042. The Company also has $0.1 million of R&D credits available that expire in 2039. The income tax expense is related to the foreign and state taxes offset by a change in the valuation allowance.

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

We define EBITDA as net income or loss computed in accordance with GAAP before interest income/expense, income tax expense and depreciation and amortization.

We define Adjusted EBITDA as EBITDA before the following items: stock-based compensation expense, non-employee warrant expense, warranty provisions for battery deficiencies, asset impairment, loss on extinguishment of debt, change in fair value of derivatives, unrealized gains and losses in currency exchange rates, non-recurring expenses in connection with acquisitions, severance charges, and other expenses caused by non-recurring, or unusual, events that are not indicative of our ongoing business.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Net loss	$(10,349)	$(25,589)	$(23,564)	$(48,983)
Interest income, net	(1,815)	(253)	(3,831)	(241)
Provision for income taxes	18	(1,009)	11	(5,816)
Depreciation and amortization	1,342	1,227	2,596	1,636
EBITDA	(10,804)	(25,624)	(24,788)	(53,404)
Stock-based compensation	3,276	3,823	6,956	7,346
Non-employee warrant expense	-	21	-	238
Compensation expense in connection with acquisitions	370	1,830	1,995	2,109
Severance charges	488	-	488	-
Other non-recurring acquisition expenses	226	119	431	739
Adjusted EBITDA	$(6,444)	$(19,831)	$(14,918)	$(42,972)

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2023, we had cash and cash equivalents of $197.0 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of June 30, 2023, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of the Company’s assets and guaranteed by each of the Company’s material domestic subsidiaries.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $274.5 million as of June 30, 2023. We may require additional capital to continue our operations in future periods. We expect to incur expenses related to non-cancellable contractual obligations such as from our operating leases.

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

Cash Flow Summary - Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2023	2022
	(dollars in thousands)
Net cash used in
Operating activities	$(15,684)	$(34,851)
Investing activities	(2,328)	(131,252)
Financing activities	(2,278)	(2,906)

Operating Activities

For the six months ended June 30, 2023, our operating activities used $15.7 million in cash resulting primarily from our net loss of $23.6 million and $4.3 million used in changes in our operating assets and liabilities, partially offset by $12.2 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $13.2 million decrease in accrued expenses and other liabilities, a $12.1 million decrease in accounts payable and a $6.3 million increase in prepaid expenses and other assets, partially offset by a $15.2 million decrease in inventory, a $7.3 million decrease in deferred cost of revenue, a $2.9 million increase in deferred revenue and a $2.4 million decrease in accounts receivable. Non-cash expenses consisted primarily of stock-based compensation of $7.0 million, depreciation and amortization of $2.6 million, and compensation expense related to acquisitions of $1.8 million. Of the total cash used for our operating activities, $6.0 million was attributable to payments related to the SightPlan acquisition. We believe the ADI agreement will have a positive impact on cash flow in future periods due to supply chain optimization and a reduced inventory balance. See Note 14 - Subsequent Events for more information on the ADI agreement.

For the six months ended June 30, 2022, our operating activities used $34.9 million in cash resulting primarily from our net loss of $49.0 million, partially offset by $5.9 million of non-cash expenses and $7.9 million provided by changes in our operating assets and liabilities. Changes in our operating assets and liabilities primarily resulted from a $29.1 million increase in deferred revenue, an $8.8 million increase in accounts payable, and a $5.8 million decrease in prepaid expenses and other assets, partially offset by a $26.2 million increase in inventory, a $6.9 million increase in deferred cost of revenue, and $3.7 million decrease in accrued expenses and other liabilities. Non-cash expenses consisted primarily of stock-based compensation of $7.3 million, compensation expense related to acquisitions of $2.1 million and depreciation and amortization of $1.6 million, partially offset by a deferred tax benefit of $5.9 million resulting from the SightPlan acquisition.

Investing Activities

For the six months ended June 30, 2023, we used $2.3 million of cash for investing activities, resulting primarily from cash paid for capitalized internal-use software development costs.

For the six months ended June 30, 2022, we used $131.3 million of cash for investing activities, resulting primarily from $129.0 million used for the SightPlan acquisition, net of cash acquired.

Financing Activities

For the six months ended June 30, 2023, our financing activities used $2.3 million of cash, resulting primarily from $1.7 million used for earnout payments related to the iQuue acquisition.

For the six months ended June 30, 2022, our financing activities used $2.9 million of cash primarily for taxes paid related to net share settlements of stock-based compensation awards.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Fluctuation Risk

As of June 30, 2023, we had cash, cash equivalents, and restricted cash of approximately $197.5 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase interest income by $19.8 million, or decrease interest income by $3.8 million, based on our cash position as of June 30, 2023.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report and, based on such evaluation, have concluded that our disclosure controls and procedures were not effective as of June 30, 2023. This conclusion was made as a result of the following inadvertent disclosure omissions in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022: (a) our failure to include a report of management’s assessment of the effectiveness of our internal control over financial reporting as December 31, 2022, and (b) our failure to include the language of paragraph 4(b) required by Item 601(b)(31) of Regulation-SK in the Exhibit 31 certifications. While acknowledging that disclosure controls and procedures cannot eliminate all instances of errors, our management has determined the operating effectiveness of the related control was deficient. Our management has and will continue to reinforce the importance of the performance of the control with those responsible to ensure the operational effectiveness of its disclosure controls and procedures in the future. We anticipate regaining effectiveness of the related control during 2023 without significant incremental cost.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three or six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of risks and uncertainties relating to our business, please see the section titled "Risk Factors" in our Annual Report on 10-K filed with the SEC on March 8, 2023. Other than the risk factor below, there have been no material changes from the risk factors described in our Annual Report on 10-K filed with the SEC on March 8, 2023, as amended. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Uncertain commercial banking conditions could materially adversely affect our results of operations and financial condition.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which may in turn effect our financial condition. For example, we have a banking relationship with SVB and also are a party with SVB to the Senior Revolving Facility. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and the FDIC announced that SVB depositors would have access to all of their money starting March 13, 2023. SVB’s closure did not have a material impact on our operations and we did not experience any losses.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

Rule 10b5-1 Trading Plans

A portion of the compensation of our executive officers is delivered in the form of deferred equity awards, including restricted stock unit awards. This compensation design is intended to align our executive compensation with the interests of our stockholders. Following the delivery of shares of our Common Stock under those equity awards, once any applicable service time vesting standards have been satisfied, our executive officers from time to time may engage in the open-market sale of some of those shares. Our executive officers may also engage from time to time in other transactions involving our securities.

Transactions in our securities by our executive officers are required to be made in accordance with our Insider Trading Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our executive officers to enter into trading plans designed to comply with Rule 10b5-1. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

During the three months ended June 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

PART IV

Item 6 - Exhibits

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of August 2023.

SmartRent, Inc.

By:	/s/ Lucas Haldeman

Lucas Haldeman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hiroshi Okamoto

Hiroshi Okamoto
Chief Financial Officer
(Principal Financial Officer)