Form 10-Q
period 2023-09-30
SmartRent, Inc.
filed 2023-11-07
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, there were 203,154,953 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

TABLE OF CONTENTS

Page

PART I - Financial Information	3
Item 1 - Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022	4
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit for the three and nine months ended September 30, 2023 and 2022	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	7
Notes to the Condensed Consolidated Financial Statements (Unaudited)	9
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	44
Item 4 - Controls and Procedures	47

Part II - Other Information	45
Item 1 - Legal Proceedings	45
Item 1A - Risk Factors	45
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3 - Defaults Upon Senior Securities	46
Item 4 - Mine Safety Disclosures	46
Item 5 - Other Information	46
Item 6 - Exhibits	47

Signatures	48

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

Part I. Financial Information

Item 1 - Financial Statements (Unaudited)

SMARTRENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$211,000	$210,409
Restricted cash, current portion	247	7,057
Accounts receivable, net	63,546	62,442
Inventory	47,521	75,725
Deferred cost of revenue, current portion	12,229	13,541
Prepaid expenses and other current assets	9,573	9,182
Total current assets	344,116	378,356
Property and equipment, net	1,589	2,069
Deferred cost of revenue	13,891	22,508
Goodwill	117,268	117,268
Intangible assets, net	28,217	31,123
Other long-term assets	10,516	9,521
Total assets	$515,597	$560,845

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,022	$18,360
Accrued expenses and other current liabilities	21,144	34,396
Deferred revenue, current portion	93,445	80,020
Total current liabilities	123,611	132,776
Deferred revenue	44,134	59,928
Other long-term liabilities	4,600	3,941
Total liabilities	172,345	196,645

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares of preferred stock issued and outstanding as of September 30, 2023 and December 31, 2022	-	-

Stockholders' equity
Common stock, $0.0001 par value; 500,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 203,076 and 198,525 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	625,713	615,281
Accumulated deficit	(282,212)	(250,925)
Accumulated other comprehensive loss	(269)	(176)
Total stockholders' equity	343,252	364,200
Total liabilities, convertible preferred stock and stockholders' equity	$515,597	$560,845

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue
Hardware	$35,631	$26,683	$100,744	$69,692
Professional services	5,962	7,478	28,781	23,510
Hosted services	16,511	13,341	47,060	34,068
Total revenue	58,104	47,502	176,585	127,270

Cost of revenue
Hardware	27,556	25,417	82,118	68,226
Professional services	11,130	14,386	44,573	43,668
Hosted services	5,887	6,516	17,365	17,949
Total cost of revenue	44,573	46,319	144,056	129,843

Operating expense
Research and development	7,573	7,610	21,340	22,086
Sales and marketing	4,636	4,901	14,626	16,202
General and administrative	11,269	15,337	33,891	41,120
Total operating expense	23,478	27,848	69,857	79,408

Loss from operations	(9,947)	(26,665)	(37,328)	(81,981)

Interest income, net	2,233	506	6,064	747
Other (expense) income, net	(42)	290	(45)	566
Loss before income taxes	(7,756)	(25,869)	(31,309)	(80,668)

Income tax benefit (expense)	33	(81)	22	5,735
Net loss	$(7,723)	$(25,950)	$(31,287)	$(74,933)
Other comprehensive loss
Foreign currency translation adjustment	(188)	(493)	(93)	(1,083)
Comprehensive loss	$(7,911)	$(26,443)	$(31,380)	$(76,016)
Net loss per common share
Basic and diluted	$(0.04)	$(0.13)	$(0.16)	$(0.38)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	201,584	196,486	199,858	195,090

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity

Balance, December 31, 2022	-	$-	198,525	$20	$615,281	$(250,925)	$(176)	$364,200
Stock-based compensation	-	-	-	-	3,680	-	-	3,680
Issuance of common stock upon vesting of equity awards	-	-	751	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(246)	-	(661)	-	-	(661)
Exercise of options	-	-	151	-	71	-	-	71
ESPP purchases	-	-	176	-	438	-	-	438
Net loss	-	-	-	-	-	(13,215)	-	(13,215)
Other comprehensive income	-	-					104	104
Balance, March 31, 2023	-	-	199,357	20	618,809	(264,140)	(72)	354,617
Stock-based compensation	-	-	-	-	3,276	-	-	3,276
Issuance of common stock upon vesting of equity awards	-	-	652	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(140)	-	(424)	-	-	(424)
Exercise of options	-	-	200	-	94	-	-	94
Net loss	-	-	-	-	-	(10,349)	-	(10,349)
Other comprehensive loss	-	-	-	-	-	-	(9)	(9)
Balance, June 30, 2023	-	-	200,069	20	621,755	(274,489)	(81)	347,205
Stock-based compensation	-	-	-	-	3,273	-	-	3,273
Issuance of common stock upon vesting of equity awards	-	-	481	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(126)	-	(421)	-	-	(421)
Exercise of options	-	-	2,662	-	735	-	-	735
Net settlement related to exercise of options	-	-	(148)	-	-	-	-	-
ESPP purchases	-	-	138	-	371	-	-	371
Net Loss	-	-	-	-	-	(7,723)	-	(7,723)
Other comprehensive loss	-	-	-	-	-	-	(188)	(188)
Balance, September 30, 2023	-	$-	203,076	$20	$625,713	$(282,212)	$(269)	$343,252

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity (Deficit)
Balance, December 31, 2021	-	$-	193,864	$19	$604,077	$(154,603)	$9	$449,502
Stock-based compensation			-	-	3,523	-	-	3,523
Common stock warrants issued to customers as consideration	-	-	-	-	2	-	-	2
Common stock warrants related to marketing expense	-	-	-	-	217	-	-	217
Reverse recapitalization, net of transaction costs	-	-	-	-	(70)	-	-	(70)
Exercise of options	-	-	131	-	62	-	-	62
ESPP purchases	-	-	75	-	488	-	-	488
Net loss	-	-	-	-	-	(23,394)	-	(23,394)
Other comprehensive loss	-	-	-	-	-	-	(183)	(183)
Balance, March 31, 2022	-	-	194,070	19	608,299	(177,997)	(174)	430,147
Stock-based compensation	-	-	-	-	3,823	-	-	3,823
Tax withholdings related to net share settlement of equity awards	-	-	(658)	-	(3,389)	-	-	(3,389)
Issuance of common stock upon vesting of equity awards	-	-	2,151	1	-	-	-	1
Common stock warrants issued to customers as consideration	-	-	-	-	19	-	-	19
Exercise of options	-	-	70	-	-	-	-	-
Net settlement related to exercise of options	-	-	(5)	-	-	-	-	-
Exercise of warrants	-	-	1,874	-	3	-	-	3
Net loss	-	-	-	-	-	(25,589)	-	(25,589)
Other comprehensive loss	-	-	-	-	-	-	(407)	(407)
Balance, June 30, 2022	-	-	197,502	20	608,755	(203,586)	(581)	404,608
Stock-based compensation	-	-	-	-	3,272	-	-	3,272
Tax withholdings related to net share settlement of equity awards	-	-	(136)	-	(380)	-	-	(380)
Issuance of common stock upon vesting of equity awards			497	-	-	-	-	-
Common stock warrants issued to customers as consideration	-	-	-	-	51	-	-	51
Exercise of options	-	-	264	-	124	-	-	124
ESPP purchases	-	-	133	-	637	-	-	637
Net loss	-	-	-	-	-	(25,950)	-	(25,950)
Other comprehensive loss	-	-	-	-	-	-	(493)	(493)
Balance, September 30, 2022	-	$-	198,260	$20	$612,459	$(229,536)	$(1,074)	$381,869

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,287)	$(74,933)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,991	2,876
Asset Impairment	-	2,441
Non-employee warrant expense	-	289
Non-cash lease expense	733	1,050
Stock-based compensation related to acquisition	109	607
Stock-based compensation	10,120	10,011
Compensation expense related to acquisition	1,913	3,450
Change in fair value of earnout related to acquisition	225	344
Deferred tax benefit	-	(5,889)
Non-cash interest expense	103	72
Provision for excess and obsolete inventory	1,780	16
Provision for doubtful accounts	39	196
Change in operating assets and liabilities
Accounts receivable	(1,142)	(17,582)
Inventory	26,423	(28,379)
Deferred cost of revenue	9,928	(10,380)
Prepaid expenses and other assets	537	5,677
Accounts payable	(9,338)	(331)
Accrued expenses and other liabilities	(12,299)	32
Deferred revenue	(2,378)	31,955
Lease liabilities	(823)	(902)
Net cash used in operating activities	(1,366)	(79,380)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for SightPlan acquisition, net of cash acquired	-	(128,953)
Purchase of property and equipment	(116)	(802)
Capitalized software costs	(3,197)	(2,668)
Net cash used in investing activities	(3,313)	(132,423)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercise	-	3
Proceeds from options exercise	899	186
Proceeds from ESPP purchases	809	1,125
Taxes paid related to net share settlements of stock-based compensation awards	(1,506)	(3,769)
Payments for business combination and private offering transaction costs	-	(70)
Payment of earnout related to acquisition	(1,702)	-
Net cash used in financing activities	(1,500)	(2,525)
Effect of exchange rate changes on cash and cash equivalents	(40)	(859)
Net decrease in cash, cash equivalents, and restricted cash	(6,219)	(215,187)
Cash, cash equivalents, and restricted cash - beginning of period	217,713	432,604
Cash, cash equivalents, and restricted cash - end of period	$211,494	$217,417

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$211,000	$210,112
Restricted cash, current portion	247	6,810
Restricted cash, included in other long-term assets	247	495
Total cash, cash equivalents, and restricted cash	$211,494	$217,417

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2023	2022
Supplemental disclosure of cash flow information
Interest paid	$60	$146
Cash paid for income taxes	$78	$110
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	$9	$128
Acquisition consideration held in escrow	$-	$850

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. DESCRIPTION OF BUSINESS

SmartRent, Inc., and its wholly owned subsidiaries (collectively, the "Company"), is an enterprise real estate technology company that provides comprehensive management software and applications designed for property owners, managers and residents. Its suite of products and services, which includes both smart building hardware and cloud-based software-as-a-service ("SaaS") solutions, provides seamless visibility and control over real estate assets. The Company’s platform lowers operating costs, increases revenues, mitigates operational friction and protects assets for owners and operators, while providing a differentiated, elevated living experience for residents. The Company is headquartered in Scottsdale, Arizona.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements as of December 31, 2022, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 8, 2023, as amended. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Consolidated Financial Statements related to the three and nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any future period.

Immaterial Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2022, the Company’s management identified an error in the classification of cash paid for capitalized software costs that had previously been included in operating activities but should have been included in investing activities within the statement of cash flows. As a result, the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2022 has been restated from amounts previously reported. Management determined that the error was not material to previously issued financial statements. The following table presents the effects of the restatement to the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2022.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

	As Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities:
Change in Prepaid expenses and other Assets	$3,009	$2,668	$5,677
Net cash used in operating activities	(82,048)	2,668	(79,380)

Cash Flows from Investing Activities:
Capitalized software costs	-	(2,668)	(2,668)
Net cash used in investing activities	$(129,755)	$(2,668)	$(132,423)

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and hosted services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for doubtful accounts on the Consolidated Balance Sheets. The allowance for doubtful accounts totaled $582 and $606 as of September 30, 2023, and December 31, 2022, respectively. The provision for doubtful accounts is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss; the provision for doubtful accounts totaled $39 for both the three and nine months ended September 30, 2023. The provision for doubtful accounts totaled $196 for both the three and nine months ended September 30, 2022. No material accounts receivable were deemed uncollectable and there were no material write-offs of accounts receivable for the three and nine months ended September 30, 2023 and 2022. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for doubtful accounts based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Consolidated Balance Sheet date. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of		For the three months ended		For the nine months ended
	September 30, 2023	December 31, 2022	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Customer A	*	30%	*	*	*	13%
Customer B	*	*	*	*	*	12%
Customer C	20%	*	20%	13%	15%	*

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of cost over net assets of the Company's completed business combinations. The Company tests for potential impairment of goodwill on an annual basis in November to determine if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. No goodwill impairment has been recorded as of September 30, 2023 and December 31, 2022.

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

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended September 30, 2023 and 2022, warranty expense included in cost of hardware revenue was $850 and $488, respectively. For the nine months ended September 30, 2023 and 2022, warranty expense included in cost of hardware revenue was $1,390 and $1,145, respectively. As of September 30, 2023, and December 31, 2022, the Company’s warranty allowance was $1,696 and $2,277, respectively.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. During the year ended December 31, 2021, the Company identified additional deficient batteries, and while the number of deficient batteries is less than one percent of the total number of all batteries deployed, the Company has elected to replace all such batteries from previously deployed hardware devices. As of September 30, 2023, and December 31, 2022, $869 and $1,687, respectively, is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2023 or 2022. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. As of September 30, 2023, the Company had capitalized $6,182 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $5,620 remains to be amortized. As of December 31, 2022, the Company had capitalized $3,145 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $3,066 remains to be amortized. During the three and nine months ended September 30, 2023, $228 and $483, respectively, of amortization expense related to capitalized software was recorded in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. There was no such amortization expense recorded during the three and nine months ended September 30, 2022.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $97 of advertising expenses for the three months ended September 30, 2022. There were no such advertising expenses recorded for the three months ended September 30, 2023. The Company incurred $268 and $237 of advertising expenses for the nine months ended September 30, 2023 and 2022, respectively.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $7,656 and $8,096 of assets outside the United States at September 30, 2023, and December 31, 2022, respectively.

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

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of September 30, 2023			As of December 31, 2022
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$211,000	$-	$211,000	$210,409	$-	$210,409
Restricted cash	Level 1	494	-	494	7,304	-	$7,304
Total		$211,494	$-	$211,494	$217,713	$-	$217,713

The Company reports the current portion of restricted cash as a separate item in the Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Consolidated Balance Sheets.

		As of September 30, 2023		As of December 31, 2022
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$4,063	$4,063	$5,540	$5,540
Total liabilities		$4,063	$4,063	$5,540	$5,540

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the nine months ended September 30, 2023 and the year ended December 31, 2022 are as follows.

	As of
	September 30, 2023	December 31, 2022
Balance at beginning of period	$5,540	$5,230
Payment of earnout in connection with the iQuue acquisition	(1,702)	-
Change in fair value of earnout	225	310
Balance at end of period	$4,063	$5,540

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of September 30, 2023 and December 31, 2022. During the three months ended September 30, 2023, the Company determined there was an $81 decrease in the fair value of the earnout, primarily due to a portion of the expected payout being delayed to a future date. During the nine months ended September 30, 2023 the Company determined there was a $225 increase of in the fair value of the earnout, primarily due to a decreased payment term as we are nine months closer to the payout date. During the three and nine months ended September 30, 2022, there was a $344 increase in the fair value of the earnout, primarily due to a decreased payment term as we get closer to the payout date. The Company recorded these adjustments in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss. See Note 13 for more information regarding the earnout payment. The following table sets forth the weighted-average assumptions used to estimate the fair value of the earnout payment as of September 30, 2023 and December 31, 2022.

	As of
	September 30, 2023	December 31, 2022
Discount Rate	11.50%	9.80%
Volatility	42.00%	42.00%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue by geography
United States	$58,056	$47,098	$175,616	$125,478
International	48	404	969	1,792
Total revenue	$58,104	$47,502	$176,585	$127,270

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue by type
Hardware	$35,631	$26,683	$100,744	$69,692
Professional services	5,962	7,478	28,781	23,510
Hosted services	16,511	13,341	47,060	34,068
Total revenue	$58,104	$47,502	$176,585	$127,270

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

	For the nine months ended September 30,
	2023	2022
Deferred revenue balance as of January 1	$139,948	$95,597
Revenue recognized from balance of deferred revenue at the beginning of the period	(14,505)	(6,864)
Revenue deferred during the period	19,593	30,247
Revenue recognized from revenue originated and deferred during the period	(2,067)	(2,208)
Deferred revenue balance as of March 31	142,969	116,772
Revenue recognized from balance of deferred revenue at the beginning of the period	(11,896)	(11,051)
Revenue deferred during the period	16,954	23,879
Revenue recognized from revenue originated and deferred during the period	(5,191)	(4,155)
Deferred revenue balance as of June 30	142,836	125,445
Revenue recognized from balance of deferred revenue at the beginning of the period	(12,096)	(9,823)
Revenue deferred during the period	12,286	15,998
Revenue recognized from revenue originated and deferred during the period	(5,447)	(3,451)
Deferred revenue balance as of September 30	$137,579	$128,169

As of September 30, 2023, the Company expects to recognize 61% of its total deferred revenue within the next 12 months, 19% of its total deferred revenue between 13 and 36 months, 17% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of September 30, 2023 and 2022 are $39,816 and $31,137, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights.

Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	September 30, 2023	December 31, 2022
Finished Goods	$47,161	$74,276
Raw Materials	360	1,449
Total inventory	$47,521	$75,725

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the three and nine months ended September 30, 2023, the Company recorded write-downs of $1,857 and $2,130, respectively. There were no write-downs recorded for the three or nine months ended September 30, 2022.

Prepaid expenses and other current assets consisted of the following.

	As of
	September 30, 2023	December 31, 2022
Prepaid expenses	$8,765	$5,042
Other current assets	808	4,140
Total prepaid expenses and other current assets	$9,573	$9,182

Property and equipment, net consisted of the following.

	As of
	September 30, 2023	December 31, 2022
Computer hardware	$2,212	$2,192
Leasehold improvements	716	698
Warehouse and other equipment	713	632
Furniture and fixtures	146	163
Property and equipment	3,787	3,685
Less: Accumulated depreciation	(2,198)	(1,616)
Total property and equipment, net	$1,589	$2,069

Depreciation and amortization expense on all property, plant and equipment was $182 and $175 during the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense on all property, plant and equipment was $582 and $535 during the nine months ended September 30, 2023 and 2022, respectively.

Intangible assets, net consisted of the following.

	As of
	September 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(3,445)	$19,545	$22,990	$(1,778)	$21,212
Developed technology	10,600	(2,543)	8,057	10,600	(1,440)	9,160
Trade name	900	(285)	615	900	(149)	751
Total intangible assets, net	$34,490	$(6,273)	$28,217	$34,490	$(3,367)	$31,123

Amortization expense on all intangible assets was $968 and $1,047 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense on all intangible assets was $2,906 and $2,322 for the nine months ended September 30, 2023 and 2022, respectively. Total future amortization for finite-lived assets is estimated as follows.

Amortization Expense
2023 - Remaining	$968
2024	3,873
2025	3,873
2026	3,873
2027	3,734
Thereafter	11,896
Total	$28,217

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Other long-term assets consisted of the following.

	As of
	September 30, 2023	December 31, 2022
Capitalized software costs	$5,620	$3,066
Operating lease - ROU asset, net	2,921	3,968
Restricted cash, long-term portion	247	247
Other long-term assets	1,728	2,240
Total other long-term assets	$10,516	$9,521

Amortization expense on all other long-term assets was $248 and $503 for the three and nine months ended September 30, 2023, respectively, which is primarily related to capitalized software costs and was recorded in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. There was no such amortization expense recorded during the three or nine months ended September 30, 2022.

Accrued expenses and other current liabilities consisted of the following.

	As of
	September 30, 2023	December 31, 2022
Accrued compensation costs	$8,769	$14,157
Accrued expenses	6,128	8,571
Warranty allowance	1,696	2,277
Other	4,551	9,391
Total accrued expenses and other current liabilities	$21,144	$34,396

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of September 30, 2023. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended September 30, 2023 and 2022, the Company recorded $34 and $34, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss. For the nine months ended September 30, 2023 and 2022, the Company recorded $103 and $112, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of September 30, 2023, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the three months ended September 30, 2023 and 2022, the facility fee totaled $47 and $45, respectively. During the nine months ended September 30, 2023 and 2022, the facility fee totaled $141 and $146, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of September 30, 2023, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of September 30, 2023 and December 31, 2022, there was no outstanding principal amount under the Senior Revolving Facility.

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of September 30, 2023, there are no preferred stock issued or outstanding.

Warrants

As of September 30, 2023, warrants issued as consideration to certain customers to purchase 3,663 shares of Common Stock at $0.01 per share remain outstanding. The warrants vest dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer. The fair value of the vested warrants has been recorded as additional paid-in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. During the three months ended September 30, 2022, the Company recorded $51 as contra-revenue in the Consolidated Statement of Operations and Comprehensive Loss related to these warrants. There was no contra-revenue recorded related to these warrants during the three months ended September 30, 2023. During the nine months ended September 30, 2022, the Company recorded $72 as contra-revenue in the Consolidated Statement of Operations and Comprehensive Loss related to these warrants. There was no contra-revenue recorded related to these warrants during the nine months ended September 30, 2023.

As of September 30, 2023, warrants issued to a former investor to purchase 1,874 shares of Common Stock were fully vested and exercised. The warrants represented compensation paid for marketing services provided by the investor and was accounted for using stock-based compensation guidance. The warrants vested based on the number of installed units attained over a measurement period. The warrants fully vested during the three months ended March 31, 2022 and the warrants were exercised during the three months ended June 30, 2022. The Company recorded the associated marketing expense over the service period as the units were installed with an offset to additional paid-in-capital. During the three months ended September 30, 2023 and 2022, the Company did not recognize sales and marketing expense related to these warrants. During the nine months ended September 30, 2022, the Company recognized $217 of sales and marketing expense related to these warrants. No such marketing expense was recorded during the nine months ended September 30, 2023.

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

The table below summarizes the activity related to stock options, pursuant to the 2018 Plan and 2021 Plan, for the nine months ended September 30, 2023.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2022	9,671	$0.67	6.99	$18,234
Granted	3,070	$2.87
Exercised	(151)	$0.47
March 31, 2023	12,590	$1.21	7.50	$19,061
Exercised	(200)	$0.47
Forfeited	(631)	$4.15
June 30, 2023	11,759	$1.07	5.78	$32,807
Granted	229	$2.38
Exercised	(2,662)	$0.47
Forfeited	(55)	$9.58
September 30, 2023	9,271	$1.22	7.26	$13,548
Exercisable options as of September 30, 2023	5,806	$0.52	6.26	$12,158

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

During the three months ended September 30, 2023 and 2022, stock-based compensation expense of $431 and $159, respectively, was recognized in connection with the outstanding options. During the nine months ended September 30, 2023 and 2022, stock-based compensation expense of $1,231 and $387, respectively, was recognized in connection with the outstanding options. As of September 30, 2023, there is $5,082 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 7.3 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Plan and 2021 Plan, for the nine months ended September 30, 2023.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2022	5,493	$5.43
Granted	2,241	$2.86
Vested or distributed	(751)	$6.06
Forfeited	(177)	$3.98
March 31, 2023	6,806	$4.55
Granted	357	$3.31
Vested or distributed	(654)	$4.97
Forfeited	(909)	$4.52
June 30, 2023	5,600	$4.43
Granted	105	$3.41
Vested or distributed	(480)	$5.96
Forfeited	(168)	$3.90
September 30, 2023	5,057	$4.28

No right to any Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the three months ended September 30, 2023 and 2022 respectively, stock-based compensation expense of $2,698 and $2,855 was recognized in connection with the vesting of all RSUs. During the nine months ended September 30, 2023 and 2022 respectively, stock-based compensation expense of $8,690 and $9,380 was recognized in connection with the vesting of all RSUs. As of September 30, 2023, there is $20,052 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.3 years.

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

During the three months ended September 30, 2023 and 2022, there were no additional shares of Common Stock authorized pursuant to the ESPP and employees enrolled in the Company’s ESPP purchased 138 and 133 shares, respectively, of the Company's Common Stock. During the nine months ended September 30, 2023 and 2022, employees enrolled in the Company’s ESPP purchased 314 and 208 shares, respectively, of the Company’s Common Stock and there were 1,985 and 1,939 shares of Common Stock authorized pursuant to the ESPP, respectively. As of September 30, 2023 and 2022, the number of shares available for sale under the ESPP were 5,402 and 3,731, respectively.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

During the three months ended September 30, 2023 and 2022, stock-based compensation expense of $144 and $53, respectively, was recognized in connection with the ESPP. During the nine months ended September 30, 2023 and 2022, stock-based compensation expense of $199 and $244, respectively, was recognized in connection with the ESPP.

Stock-Based Compensation

The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes-Merton option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, there were 3,299 and 175 options granted, respectively. During the three months ended September 30, 2023, there were 229 options granted. There were no options granted during the three months ended September 30, 2022.

	For the nine months ended September 30,
	2023	2022
Risk free interest	3.55% - 4.32%	1.47%
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	58.80%
Expected life (years)	6.08 - 6.25	6.08

The Company recorded stock-based compensation expense as follows.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Cost of revenue	$252	$-	$756	$-
Research and development	902	912	2,792	2,726
Sales and marketing	155	188	573	1,317
General and administrative	1,964	2,172	6,108	6,575
Total	$3,273	$3,272	$10,229	$10,618

During the three and nine months ended September 30, 2022, stock-based compensation expense of $205 and $607, respectively, was recognized for 844 shares granted in connection with the Company's February 2020 acquisition of a foreign supplier and are recorded as a component of general and administrative expense. There was no such expense recorded during the three months ended September 30, 2023 as these shares fully vested during the three months ended March 31, 2023. During the nine months ended September 30, 2023 $109 of such expense was recorded.

NOTE 9. INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was 0.43% and (0.31%) for the three months ended September 30, 2023 and 2022, respectively. The Company’s ETR from continuing operations was 0.07% and 7.11% for the nine months ended September 30, 2023 and 2022, respectively. The Company’s ETR during the three and nine months ended September 30, 2023 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Common stock options and restricted stock units	14,328	15,687	14,328	15,687
Common stock warrants	3,664	3,664	3,664	3,664
Shares subject to repurchase	-	1,374	-	1,374
Total	17,992	20,725	17,992	20,725

NOTE 11. RELATED-PARTY TRANSACTIONS

During the nine months ended September 30, 2022, the Company incurred marketing expenses of $217 in connection with the vesting of warrants held by a former investor (see Note 7). No such marketing expense was recorded during the nine months ended September 30, 2023 or the three months ended September 30, 2023 and 2022.

The Company incurred consulting expense of $20 included in research and development expenses for the nine months ended September 30, 2022, related to services provided by companies in which one of the Company's former executives had control or significant influence. There were no such expenses incurred during the nine months ended September 30, 2023 or the three months ended September 30, 2023 and 2022.

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

Entities affiliated with RETV Management, LLC ("RET"), which at the time of the SightPlan acquisition held more than 5% of the outstanding shares of the Company's Common Stock, held more than 17% of the fully diluted shares outstanding of SightPlan (the “RET SightPlan Holdings”). As consideration for the RET SightPlan Holdings, entities affiliated with RET received $22,271 at the closing of the SightPlan acquisition. None of the Company's executive officers or directors hold any economic interest in RET and RET does not have a designee on the Board. Further, RET did not assist the Company with any negotiations or participate in the Board discussions related to the SightPlan acquisition. As of September 30, 2023, RET does not hold any outstanding shares of the Company's Common Stock.

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

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. The Company had no such accruals as of September 30, 2023 or December 31, 2022.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

As part of the business combination, the Company agreed to pay up to approximately $5,760 to the former employees of SightPlan on the one-year anniversary of the acquisition date, subject to continued employment at the Company. As this payment was contingent upon the continuous service of the employees, it was accounted for as post-combination expense and was recognized ratably over the service period of one year. During the nine months ended September 30, 2023, the Company distributed $5,976 in connection with this contingent consideration, including $216 for payroll taxes and retirement benefits. There were no such distributions during the three months ended September 30, 2023.

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

Changes resulting from facts and circumstances that existed as of the acquisition date resulted in measurement period adjustments to the estimated fair values of accounts receivable, net, intangible assets, other assets, deferred tax liability, and goodwill during the year ended December 31, 2022. Specifically, the refinement of inputs used to estimate the fair value of intangible assets resulted in an increase in customer relationships of $4,400, a decrease in goodwill of $3,839, and an increase in the deferred tax liability of $557. The increase to the deferred tax liability caused an increase to the release of the valuation allowance, generating a $1,227 income tax benefit on the Consolidated Statement of Operations, of which $1,044 was related to the nine months ended September 30, 2022. Changes to accounts receivable, net and other assets were immaterial.

Cash paid at acquisition	$130,931
Cash acquired	(1,978)
Cash consideration released from escrow	850
Net working capital adjustment	(127)
Payment of acquisition consideration, net of cash acquired	$129,676

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Company recognized approximately $1,655 of compensation expense related to contingent consideration in connection with the SightPlan acquisition during the three months ended September 30, 2022. There was no such compensation expense recorded during the three months ended September 30, 2023. The Company recognized $49 and $53 of other non-recurring acquisition related costs that were expensed during the three months ended September 30, 2023 and 2022, respectively. The Company recognized approximately $1,480 and $3,453 of compensation expense related to contingent consideration in connection with the SightPlan acquisition during the nine months ended September 30, 2023 and 2022, respectively. The Company recognized $147 and $695 of other non-recurring acquisition related costs that were expensed during the nine months ended September 30, 2023 and 2022, respectively. Compensation and other non-recurring acquisition related costs are included in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

The fair value of the assets acquired includes accounts receivable of $1,255. The gross amount due under contracts for accounts receivable was $1,284 as of March 22, 2022. The Company did not acquire any other class of receivable as a result of the acquisition of SightPlan.

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

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the trade name and the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the three months ended September 30, 2023 and 2022, the Company recorded amortization expenses of $905 and $905, respectively, related to intangible assets. During the nine months ended September 30, 2023 and 2022, the Company recorded amortization expense of $2,716 and $1,900, respectively, related to intangible assets. These intangible assets are deductible over 15 years for income tax purposes.

Pro Forma Operating Results

The Company’s Consolidated Balance Sheet as of September 30, 2023 and December 2022, and other financial statements presented herein for the three and nine months ended September 30, 2023 and 2022 include the results of operations of SightPlan since the acquisition date. The following unaudited pro forma information presents consolidated financial information as if the SightPlan acquisition had occurred on January 1, 2022. Pro forma disclosures for net loss have not been provided as the acquisition did not have, and is not expected to have, a material impact on the consolidated results through the year of acquisition. Pro forma operating results were prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2022 or of the results that may occur in the future.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues	$58,104	$47,502	$176,585	$129,622

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2023 and through November 7, 2023, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In October 2023, 127 shares of the Company's Class A Common Stock were issued to certain employees related to vested RSUs and exercised options.

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

Through a Hub Device, we integrate our proprietary enterprise software with third-party smart devices and other technology interfaces. We use an open-architecture, brand-agnostic approach that allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our solutions include smart apartments and homes, access control for buildings, common areas, and rental units, asset protection and monitoring, parking management, self-guided tours, and community and resident Wi-Fi. We also have a professional services team that provides customers with training, installation, and support services. Our SightPlan acquisition advanced our product roadmap and augmented our cloud-based SaaS solutions for current and prospective customers.

We believe SmartRent is the category leader in the enterprise smart home solutions industry. As of September 30, 2023, we had 682,632 Units Deployed and 588 customers, including many of the top multifamily residential owners in the U.S. As of that date, our customers owned an aggregate of approximately 6.9 million units. This represents approximately 16% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the United States.

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

The incremental improvements in the global supply chain are evidenced by our reduction of backlogged Units Deployed for Alloy Access and made-to-order locks. We believe that this positive trend will continue into next year.

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

New Products, Features and Functionality

We are evolving our business into a more diverse platform with new products, features and functionality that enhance the value of our smart home operating system. We have introduced a number of SaaS product enhancements and features, including Answer Automation and Work Management solutions, that streamline property management operations. We have also introduced Community WiFi, which provides communities with a private, device-dedicated WiFi network to power Hub Devices and other in-home smart devices, and Smart Package Room, which is a smart package management solution that transforms package visibility, reduces labor demands, optimizes storage space and enhances resident satisfaction. In the future, we intend to continue to release new products and solutions and enhance our existing products and solutions, and we expect that our operating results will be impacted by these releases.

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

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) as of a stated measurement date. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) during a stated measurement period. Although our revenue is primarily driven by New Units Deployed and the aggregate number of Units Deployed due to the expansion of our products and services, the correlation between New Units Deployed and revenue is not as strong as it was historically. We use these operating metrics to assess the general health and trajectory of our business and growth. As of September 30, 2023 and 2022, we had an aggregate of 682,632 and 504,409 Units Deployed, respectively.

We had 32,308, and 53,399 New Units Deployed during the three months ended September 30, 2023 and 2022, respectively. We had 135,436, and 164,924 New Units Deployed during the nine months ended September 30, 2023 and 2022, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units associated with binding orders executed during a stated measurement period. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. We had 46,272 and 67,285 Units Booked during the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, there were 131,347 and 218,073 Units Booked, respectively.

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

Annual Recurring Revenue

We define Annual Recurring Revenue (“ARR”) as the annualized value of our recurring SaaS revenue earned in the current quarter. We monitor our ARR to assess the general health and trajectory of our Hosted Services business. Our ARR was approximately $43.3 million and $31.8 million as of September 30, 2023 and 2022, respectively.

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

In 2019, the U.S. administration imposed significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain SmartRent products manufactured overseas to additional import duties. The amount of the import tariff has changed numerous times based on action by the U.S. administration. We continue to monitor the change in tariffs. If tariffs are increased, such actions may increase our cost of hardware revenue and reduce our hardware revenue margins in the future.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs directly associated with our research and development activities. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development. We account for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. Costs incurred and capitalized during the product development stage generally include the costs of software configuration, coding, and testing. Such costs primarily include payroll and payroll-related expenses for employees directly involved in the product development. We expense preliminary evaluation costs as they are incurred before technological feasibility is achieved, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. We begin amortizing capitalized costs when a project is ready for its intended use, and we periodically reassess the estimated useful life of a project considering the effects of obsolescence, technology, competition and other economic factors which may result in a shorter remaining life. Our research and development costs may increase in absolute dollars if we increase our investment in product development to broaden the capabilities of our solutions and introduce new products and features.

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

Other Income/Expenses

Other income/expenses consist primarily of interest income net of interest expense, foreign currency transaction gains and losses, and other income related to the operations of foreign subsidiaries. Interest expense is recorded in connection with our various debt facilities. Foreign currency transaction gains and losses relate to the impact of transactions denominated in a foreign currency other than the U.S. dollar. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, which we expect to continue.

Provision for Income Taxes

The income tax benefit on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to the foreign and state taxes offset by a change in the valuation allowance. We established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized in future periods if it reports taxable income. We believe we have established an adequate allowance for uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

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

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$35,631	$26,683	$8,948	34%	$100,744	$69,692	$31,052	45%
Professional services	5,962	7,478	(1,516)	(20)%	28,781	23,510	5,271	22%
Hosted services	16,511	13,341	3,170	24%	47,060	34,068	12,992	38%
Total revenue	58,104	47,502	10,602	22%	176,585	127,270	49,315	39%

Cost of revenue
Hardware	27,556	25,417	2,139	8%	82,118	68,226	13,892	20%
Professional services	11,130	14,386	(3,256)	(23)%	44,573	43,668	905	2%
Hosted services	5,887	6,516	(629)	(10)%	17,365	17,949	(584)	(3)%
Total cost of revenue	44,573	46,319	(1,746)	(4)%	144,056	129,843	14,213	11%

Operating expense
Research and development	7,573	7,610	(37)	(0)%	21,340	22,086	(746)	(3)%
Sales and marketing	4,636	4,901	(265)	(5)%	14,626	16,202	(1,576)	(10)%
General and administrative	11,269	15,337	(4,068)	(27)%	33,891	41,120	(7,229)	(18)%
Total operating expenses	23,478	27,848	(4,370)	(16)%	69,857	79,408	(9,551)	(12)%

Loss from operations	(9,947)	(26,665)	16,718	(63)%	(37,328)	(81,981)	44,653	(54)%

Other income (expense)
Interest income, net	2,233	506	1,727	341%	6,064	747	5,317	712%
Other (expense) income, net	(42)	290	(332)	(114)%	(45)	566	(611)	(108)%
Loss before income taxes	(7,756)	(25,869)	18,113	(70)%	(31,309)	(80,668)	49,359	(61)%

Income tax benefit (expense)	33	(81)	114	(141)%	22	5,735	(5,713)	(100)%
Net Loss	$(7,723)	$(25,950)	$18,227	(70)%	$(31,287)	$(74,933)	$43,646	(58)%

Comparison of the Three and Nine months ended September 30, 2023 and 2022

Revenue

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$35,631	$26,683	$8,948	34%	$100,744	$69,692	$31,052	45%
Professional services	5,962	7,478	(1,516)	(20)%	28,781	23,510	5,271	22%
Hosted services	16,511	13,341	3,170	24%	47,060	34,068	12,992	38%
Total revenue	$58,104	$47,502	$10,602	22%	$176,585	$127,270	$49,315	39%

Total revenue increased by $10.6 million, or 22%, to $58.1 million for the three months ended September 30, 2023, from $47.5 million for the three months ended September 30, 2022. The increase in revenue resulted primarily from an increase in average revenue per unit ("ARPU"), increased hardware revenue related to shipping distinct Hub Devices in the current period, and an increased number of cumulative active subscriptions for our Hosted Services during 2023 compared to 2022.

Total revenue increased by $49.3 million, or 39%, to $176.6 million for the nine months ended September 30, 2023, from $127.3 million for the nine months ended September 30, 2022. The increase in revenue resulted primarily from an increase in ARPU, increased hardware revenue related to shipping distinct Hub Devices in the current period, an increased number of cumulative active subscriptions for our Hosted Services during 2023 compared to 2022, and the realization of additional revenue from our acquisition of SightPlan in March 2022.

Hardware revenue increased by $8.9 million, or 34%, to $35.6 million for the three months ended September 30, 2023, from $26.7 million for the three months ended September 30, 2022 This increase in hardware revenue resulted from a 23% increase in units shipped and an ARPU increase of 8% to $569.32 for the 2023 period from $524.79 for the 2022 period. The increase in ARPU is primarily driven by hardware revenue recognized on the shipment of distinct Hub Devices during the three months ended September 30, 2023. During the three months ended September 30, 2022, only non-distinct Hub Devices were shipped, and thus, no hardware revenue was recognized for these devices. See Note 2 - Revenue Recognition for more information on revenue recognition related to Hub Devices. We define hardware ARPU as total hardware revenue for a given period divided by number of Hub Devices shipped in the same period.

Hardware revenue increased by $31.1 million, or 45%, to approximately $100.8 million for the nine months ended September 30, 2023, from $69.7 million for the nine months ended September 30, 2022. This increase in hardware revenue resulted from a 17% increase in units shipped and an ARPU increase of 24% to $569.95 for the 2023 period from $460.15 for the 2022 period. The increase in ARPU is primarily driven by hardware revenue recognized on the shipment of distinct Hub Devices during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, only non-distinct Hub Devices were shipped, and thus, no hardware revenue was recognized for these devices. See Note 2 - Revenue Recognition for more information on revenue recognition related to Hub Devices.

Professional services revenue decreased by $1.5 million, or 20%, to $6.0 million for the three months ended September 30, 2023, from $7.5 million for the three months ended September 30, 2022. The decrease was primarily attributable to a 39% decrease in Units Deployed from the three months ended September 30, 2022, partially offset by an increase in ARPU of 32% from the three months ended September 30, 2022. The increase in ARPU was primarily driven by a favorable customer mix. We define professional services ARPU as total professional services revenue divided by Units Deployed in a period.

Professional services revenue increased by $5.3 million, or 22%, to $28.8 million for the nine months ended September 30, 2023, from $23.5 million for the nine months ended September 30, 2022. The increase was primarily attributable to an ARPU increase of 49% from the nine months ended September 30, 2022. The increase in ARPU was primarily driven by a favorable customer mix.

Hosted Services revenue increased by $3.2 million, or 24%, to $16.5 million for the three months ended September 30, 2023, from $13.3 million for the three months ended September 30, 2022. Of the $16.5 million revenue in 2023, $5.7 million is related to hub amortization and $10.8 million is related to SaaS revenue. Revenue increased from hub amortization and SaaS by $0.4 million and $2.8 million, respectively, from the three months ended September 30, 2022 to the three months ended September 30, 2023. The increase from both components of Hosted Services revenue resulted primarily from the increased aggregate number of Units Deployed from 504,409 units at September 30, 2022 to 682,632 units at September 30, 2023. We anticipate Hosted Services revenue from hub amortization will decrease in future periods as we continue to ship distinct Hub Devices. This revenue will be recognized as Hardware revenue at a point in time when the device is shipped to the customer. See Note 2 - Revenue Recognition for more information on revenue recognition related to Hub Devices.

Hosted Services revenue increased by $13.0 million, or 38%, to $47.1 million for the nine months ended September 30, 2023, from $34.1 million for the nine months ended September 30, 2022. Of the $47.1 million revenue in 2023, $17.6 million is related to hub amortization and $29.5 million is related to SaaS revenue. Revenue increased from hub amortization and SaaS by $3.2 million and $9.8 million, respectively, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The increase from both components of Hosted Services revenue resulted primarily from the increased aggregate number of Units Deployed from 504,409 units at September 30, 2022 to 682,632 units at September 30, 2023 and an increase in SaaS ARPU of 1% to $5.33 for the nine months ended September 30, 2023 from $5.28 for the nine months ended September 30, 2022. Approximately $2.5 million of the 2023 increase in SaaS resulted from SightPlan contributions. We define SaaS ARPU as total SaaS revenue for a given period divided by the average aggregate Units Deployed in the same period.

We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only and are a subset of Committed Units. We had 46,272 and 67,285 Units Booked during the three months ended September 30, 2023 and 2022, respectively. We had 131,347 and 218,073 Units Booked during the nine months ended September 30, 2023 and 2022, respectively.

We define Committed Units as the aggregate number of Hub Device (i) units that are subject to binding orders from customers together with (ii) units that existing customers, who are parties to a SmartRent master services agreement, have informed us (on a non-binding basis) that they intend to order in the future for deployment within two years of the measurement date. We measure and evaluate Committed Units to assess the general health and trajectory of our business operations and growth. As of September 30, 2023 and 2022, we had 907,860 and 811,312 Committed Units, respectively.

Cost of Revenue

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue
Hardware	$27,556	$25,417	$2,139	8%	$82,118	$68,226	$13,892	20%
Professional services	11,130	14,386	(3,256)	(23)%	44,573	43,668	905	2%
Hosted services	5,887	6,516	(629)	(10)%	17,365	17,949	(584)	(3)%
Total cost of revenue	$44,573	$46,319	$(1,746)	(4)%	$144,056	$129,843	$14,213	11%

Total cost of revenue decreased by $1.7 million, or 4%, to $44.6 million for the three months ended September 30, 2023, from $46.3 million for the three months ended September 30, 2022. The decrease in cost of revenue resulted primarily from a decrease in New Units Deployed, and related third-party direct labor costs, from the three months ended September 30, 2022. This was partially offset by the shipment of distinct hub devices during the three months ended September 30, 2023.

Total cost of revenue increased by $14.2 million, or 11%, to approximately $144.0 million for the nine months ended September 30, 2023, from $129.8 million for the nine months ended September 30, 2022. The increase in cost of revenue resulted primarily from an increase in the volume of sales and units shipped of our smart home hardware devices, the shipment of distinct Hub Devices in the current period and increased third-party direct labor costs.

Hardware cost of revenue increased by approximately $2.2 million, or 8%, to $27.6 million for the three months ended September 30, 2023, from $25.4 million for the three months ended September 30, 2022. This increase in hardware cost of revenue was primarily attributable to the shipment of distinct hubs during the three months ended September 30, 2023.

Hardware cost of revenue increased by $13.9 million, or 20%, to $82.1 million for the nine months ended September 30, 2023, from $68.2 million for the nine months ended September 30, 2022. This increase in hardware cost of revenue was primarily attributable to approximately $16.1 million of additional cost resulting from greater sales volumes and the shipment of distinct hub devices during the nine months ended September 30, 2023, partially offset by reductions to other costs of revenue attributable to improved processes and efficiencies.

Professional services cost of revenue decreased by $3.3 million, or 23%, to $11.1 million for the three months ended September 30, 2023, from $14.4 million for the three months ended September 30, 2022. The decrease in professional services cost of revenue is primarily attributable to approximately $1.8 million resulting from a decrease in personnel-related costs and a decrease of $1.2 million in third-party direct labor costs due to decreased New Units Deployed.

Professional services cost of revenue increased by $0.9 million, or 2%, to $44.6 million for the nine months ended September 30, 2023, from $43.7 million for the nine months ended September 30, 2022. The increase in professional services cost of revenue is primarily attributable to approximately $5.4 million resulting from an increase in third-party direct labor costs. This was partially offset by a decrease in personnel-related costs, and related travel, of $4.1 million. This year we have invested in technology initiatives to allow our teams to be more efficient and furthered our collaboration with third-party partners to augment our professional services. As a result, we believe that we have transformed our professional services to a more variable cost model that will improve efficiency in future periods.

Hosted Services cost of revenue decreased by $0.6 million, or 10%, to $5.9 million for the three months ended September 30, 2023, from $6.5 million for the three months ended September 30, 2022. The decrease resulted from the decrease of approximately $0.5 million in personnel related expenses.

Hosted Services cost of revenue decreased by approximately $0.5 million to $17.4 million for the nine months ended September 30, 2023, from $17.9 million for the nine months ended September 30, 2022. The decrease resulted from the decrease in personnel related costs, partially offset by the increase in the aggregate number of Units Deployed and the resulting increase in hub amortization and the number of active subscriptions for our software service applications.

Operating Expenses

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$7,573	$7,610	$(37)	(0)%	$21,340	$22,086	$(746)	(3)%
Sales and marketing	4,636	4,901	(265)	(5)%	14,626	16,202	(1,576)	(10)%
General and administrative	11,269	15,337	(4,068)	(27)%	33,891	41,120	(7,229)	(18)%

Research and development expenses remained flat at $7.6 million for the three months ended September 30, 2023 from the three months ended September 30, 2022.

Research and development expenses decreased by $0.7 million, or 3%, to approximately $21.4 million for the nine months ended September 30, 2023, from $22.1 million for the nine months ended September 30, 2022, resulting primarily from a decrease of approximately $1.0 million of personnel-related expenses recorded during the nine months ended September 30, 2023.

Sales and marketing expenses decreased by $0.3 million, or 5%, to $4.6 million for the three months ended September 30, 2023 from $4.9 million for the three months ended September 30, 2022, resulting primarily from approximately $0.2 million of decreased conference and trade show expenses.

Sales and marketing expenses decreased by $1.6 million, or 10%, to $14.6 million for the nine months ended September 30, 2023 from $16.2 million for the nine months ended September 30, 2022, resulting primarily from a decrease of approximately $0.7 million in stock-based compensation, and $0.7 million in conference and trade show expenses.

For the three months ended September 30, 2023, general and administrative expenses decreased by approximately $4.0 million, or 27%, to $11.3 million, from $15.3 million for the three months ended September 30, 2022, resulting primarily from a $2.4 million asset impairment related to a prepaid license agreement during the three months ended September 30, 2022. Additionally, business insurance and personnel-related expenses decreased by $0.5 million and $0.4 million, respectively.

For the nine months ended September 30, 2023, general and administrative expenses decreased by $7.2 million, or 18%, to $33.9 million, from $41.1 million for the nine months ended September 30, 2023, resulting primarily from a $2.4 million asset impairment related to a prepaid license agreement during the nine months ended September 30, 2022. Additionally, business insurance and third-party consulting expenses decreased by $2.2 million and $1.5 million, respectively.

Other Income

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Interest income, net	$2,233	$506	$1,727	341%	$6,064	$747	$5,317	712%
Other (expense) income, net	(42)	290	(332)	(114)%	(45)	566	(611)	(108)%

Interest income, net increased by approximately $1.7 million, or 341%, to $2.2 million for the three months ended September 30, 2023, from $0.5 million for the three months ended September 30, 2022. Interest income, net increased by $5.3 million to $6.1 million for the nine months ended September 30, 2023, from $0.7 million for the nine months ended September 30, 2022. The increase in net interest income for both periods is primarily attributable to interest earned on interest-bearing cash balances.

Other (expense) income, net decreased by $0.3 million, or 114%, to $(42) thousand for the three months ended September 30, 2023, from $0.3 million for the three months ended September 30, 2022. Other (expense) income, net decreased by $0.6 million, or 101%, to $(45) thousand for the nine months ended September 30, 2023, from $0.6 million for the nine months ended September 30, 2022. The decrease in both periods is primarily due to foreign currency adjustments.

Income Taxes

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(7,756)	$(25,869)	$18,113	70%	$(31,309)	$(80,668)	$49,359	(61)%
Income tax benefit (expense)	33	(81)	114	(141)%	22	5,735	(5,713)	(100)%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets at September 30, 2023, and September 30, 2022. As of December 31, 2022, we had $205.8 million of U.S. federal and $188.3 million of state gross net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire between 2038 and 2042. The Company also has $0.1 million of R&D credits available that expire in 2039. The income tax expense is related to the foreign and state taxes offset by a change in the valuation allowance.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Net loss	$(7,723)	$(25,950)	$(31,287)	$(74,933)
Interest income, net	(2,233)	(506)	(6,064)	(747)
Provision for income taxes	(33)	81	(22)	(5,735)
Depreciation and amortization	1,395	1,240	3,991	2,876
EBITDA	(8,594)	(25,135)	(33,382)	(78,539)
Stock-based compensation	3,273	3,272	10,229	10,618
Non-employee warrant expense	-	51	-	289
Compensation expense in connection with acquisitions	15	1,341	2,010	3,450
Asset impairment	-	2,441	-	2,441
Severance charges	317	-	805	-
Other non-recurring acquisition expenses	(23)	405	408	1,144
Adjusted EBITDA	$(5,012)	$(17,625)	$(19,930)	$(60,597)

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2023, we had cash and cash equivalents of $211.0 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

ADI Global Distribution Agreement

On August 3, 2023 we entered into a Product Sales Agreement (the "Agreement") with ADI Global Distribution ("ADI"), pursuant to which, ADI will serve as our non-exclusive hardware fulfillment partner throughout the United States, Canada, and Puerto Rico. In connection with the Agreement, the Company will transfer certain of its inventory to ADI, to fulfill our future sales in exchange for cash. No revenue is recognized when inventory is transferred to ADI and no such transfers had occurred as of September 30, 2023. We believe the Agreement will result in a net positive cash flow impact in future periods.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of September 30, 2023, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of the Company’s assets and guaranteed by each of the Company’s material domestic subsidiaries.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $282.2 million as of September 30, 2023. We may require additional capital to continue our operations in future periods. We expect to incur expenses related to non-cancellable contractual obligations such as from our operating leases.

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

Cash Flow Summary - Nine Months Ended September 30, 2023 and 2022

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2023	2022
	(dollars in thousands)
Net cash used in
Operating activities	$(1,366)	$(79,380)
Investing activities	(3,313)	(132,423)
Financing activities	(1,500)	(2,525)

Operating Activities

For the nine months ended September 30, 2023, our operating activities used $1.4 million in cash resulting primarily from our net loss of $31.3 million partially offset by $10.9 million provided by changes in our operating assets and liabilities and $19.0 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $26.4 million decrease in inventory, a $9.9 million decrease in deferred cost of revenue and a $0.5 million decrease in prepaid expenses and other assets, partially offset by an $12.3 million decrease in accrued expenses and other liabilities and a $9.3 million decrease in accounts payable. Non-cash expenses consisted primarily of stock-based compensation of $10.2 million, depreciation and amortization of $4.0 million, compensation expense related to acquisitions of $1.9 million, and provision for excess and obsolete inventory of $1.8 million. Of the total cash used for our operating activities, $6.0 million was attributable to payments related to the SightPlan acquisition. While the Agreement with ADI did not have a cash flow impact during the nine months ended September 30, 2023, we believe the Agreement will have a positive impact on cash flow in future periods.

For the nine months ended September 30, 2022, our operating activities used $79.4 million in cash resulting primarily from our net loss of $74.9 million and $20.0 million used in changes in our operating assets and liabilities, partially offset by $15.5 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $28.4 million increase in inventory, $17.6 million increase in accounts receivable and $10.4 million increase in deferred cost of revenue, partially offset by a $32.0 million increase in deferred revenue. Non-cash expenses consisted primarily of stock-based compensation of $10.6 million, compensation expense related to acquisitions of $3.5 million, depreciation and amortization of $2.9 million, and $2.4 million of asset impairment, partially offset by a deferred tax benefit of $5.9 million resulting from the SightPlan acquisition.

Investing Activities

For the nine months ended September 30, 2023, we used $3.3 million of cash for investing activities, resulting primarily from cash paid for capitalized internal-use software development costs.

For the nine months ended September 30, 2022, we used $132.4 million of cash for investing activities, resulting primarily from $129.0 million used for the SightPlan acquisition, net of cash acquired.

Financing Activities

For the nine months ended September 30, 2023, our financing activities used $1.5 million of cash, resulting primarily from $1.7 million used for earnout payments related to the iQuue acquisition.

For the nine months ended September 30, 2022, our financing activities used $2.5 million of cash primarily for taxes paid related to net share settlements of stock-based compensation awards.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

Interest Rate Fluctuation Risk

As of September 30, 2023, we had cash, cash equivalents, and restricted cash of approximately $211.5 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $21.2 million, or decrease our annual interest income by $6.3 million, based on our cash position as of September 30, 2023.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report and, based on such evaluation, have concluded that our disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In addition, our management has determined we have remediated the deficient control first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended on May 9, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three or nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

PART IV

Item 6 - Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1**	Merger Agreement, dated as of April 21, 2021, by and among the Company, Merger Sub and Legacy SmartRent.	8-K	2.1	April 22, 2021
2.2	Amendment No. 1 to Merger Agreement, dated as of July 23, 2021, by and among the Company, Merger Sub and Legacy SmartRent.	8-K	2.1	July 26, 2021
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
10.1	Product Sales Agreement dated August 3, 2023, by and between SmartRent Technologies, Inc. and Ademco Inc., doing business as ADI Global Distribution.	8-K	10.1	August 8, 2023
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November 2023.

SmartRent, Inc.

By:	/s/ Lucas Haldeman

Lucas Haldeman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hiroshi Okamoto

Hiroshi Okamoto
Chief Financial Officer
(Principal Financial Officer)