Form 10-K
period 2023-12-31
SmartRent, Inc.
filed 2024-03-05
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, the last business day of its most recently completed second fiscal quarter was $680.8 million based on the closing price of the registrant's Class A Common Stock as reported by the New York Stock Exchange on that date.

As of March 1, 2024, there were 203,868,885 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim” and similar expressions, and the negatives of these expressions, are intended to identify forward-looking statements. Forward-looking statements appear in a number of places throughout this Report and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, and the markets in which we operate. Forward-looking statements contained in this Report include statements about:

•
our future financial performance, including our expectations regarding revenue, cost of revenue, operating expenses, capital expenditures, cash flows, and ability to achieve profitability;
•
our future operational performance, including our expectations regarding ARR, the number of Units Deployed, and Units Booked;
•
the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
•
our expectations regarding our share repurchase program;
•
our ability to achieve or maintain profitability;
•
our ability to effectively manage our growth and future expenses;
•
our investment strategy, business strategy and growth strategy, including the use of acquisitions to grow our business;
•
the impact of our acquisitions and our ability to successfully integrate acquired businesses;
•
management’s plans, beliefs and objectives for future operations;
•
our expectations about competition and our ability to compete effectively with new and existing competitors in new and existing markets and offerings;
•
the impact of macroeconomic conditions and geopolitical events on our business;
•
the impact of seasonal factors on our business;
•
our ability to attract new customers, sell into new and existing markets, upsell customers, and develop new products;
•
our ability to successfully expand in our existing markets and into new markets;
•
our anticipated investments in sales and marketing and research and development;
•
our expectations related to our agreement with ADI Global Distribution;
•
our ability to maintain our brand;
•
our ability to manage our supply chain;
•
our ability to maintain the security and availability of our platform and products;
•
potential harm caused by significant disruptions of service, or the actual or perceived failure of our products to prevent security incidents;
•
our ability to prevent serious errors or defects across, and to otherwise maintain the interrupted operation of our network;
•
our ability to maintain, protect and enhance our intellectual property;
•
our expectations of the impact of, and our ability to comply with existing, modified or new laws and regulations applicable to our business;
•
our ability to correctly estimate our tax obligations; and
•
our ability to successfully defend litigation brought against us.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A "Risk Factors" and elsewhere in this Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

The forward-looking statements made in this Report relate only to events as of the date on which the statements were made. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason after the date of this Report or to conform these statements to actual results or to changes in our expectations. You should read this Report and the documents that we reference in this Report and have filed as exhibits to this Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I

Item 1: Business

Our Company

We are an enterprise real estate technology company that provides a comprehensive management platform designed for property owners, managers and residents. Our suite of products and services, which includes both smart building hardware and cloud-based software-as-a-service ("SaaS") solutions, provides seamless visibility and control over real estate assets. Our platform can lower operating costs, increase revenues, mitigate operational friction and protect assets for owners and operators, while providing a differentiated, elevated living experience for residents.

Through a central connected device ("Hub Device"), we enable the integration of our platform with third-party smart devices and other technology interfaces. We use an open-architecture, brand-agnostic approach that allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our solutions include smart apartments and homes, access control for buildings, common areas, and rental units, asset protection and monitoring, self-guided tours, parking management, and community and resident WiFi. We also have a professional services team that provides customers with training, installation, and support services.

We have designed our smart home operating platform to make the residential real estate industry more efficient and effective. Importantly, our enterprise software integrates into most existing property management systems used by residential property owners and operators. We believe that our customers realize several benefits from implementing our solutions, including:

• Operating Efficiency. We believe that our customers can recognize cost savings on utilities through the utilization of our solutions, including our connected smart thermostats, smart lights, and leak sensors, as well as through more efficient management of vacant rental units.

• Incremental Revenue Generation. We believe that rental owners may be able to increase, or maintain higher, rental rates (depending on the rental market and solutions offered) due to the differentiated resident experience and strong demand for smart communities. Additionally, we believe our solutions can increase resident retention, accelerate leasing and re-leasing activities, and provide ancillary monetization opportunities.

• Cost Reduction. We believe that owners and operators can decrease their leasing and re-leasing costs by streamlining the processes associated with touring, resident onboarding and offboarding, and customer servicing. For example, our self-guided-tour solution allows prospective residents to tour a property 24 hours a day, seven days a week, without assistance from property management staff. In addition, we expect our solutions will help to eliminate or reduce rekeying and lockout expenses and other property management redundancies.

• Asset Protection. We believe that customers utilizing our asset protection solutions, including our connected leak sensors and thermostats, may be able to realize a decrease of approximately 70% to 90% in water damage expenses and lower insurance costs.

We believe SmartRent is a category leader in the enterprise smart home solutions industry. We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) as of a stated measurement date. As of December 31, 2023, we had 719,691 Units Deployed and 593 customers, including many of the largest multifamily residential owners in the United States (the "U.S.").

As of December 31, 2023, our customers own or operate an aggregate of approximately 7.0 million rental units. This represents approximately 16% of the U.S. market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the largest homebuilders, single-family rental homeowners, and iBuyers in the U.S.

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

Competitive Market

Given the emerging nature of smart home technology in residential real estate, the industry is highly fragmented and there are a number of companies developing solutions that may be similar to parts of our smart home operating system. We believe our primary competitors are software companies, which have historically provided singular, point solutions to new development properties and used third-party installation services, and hardware companies, many of which have closed architectures. We believe these companies fail to provide a comprehensive solution that meets the enterprise management and security requirements of owners, operators, and residents. We expect competition to intensify in the future as the market for smart home technology in the residential real estate industry continues to mature.

Our Competitive Strengths

We have developed a scalable and operator-friendly smart home operating system that provides a comprehensive solution for the industry:

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

• Professional Services. We provide in-house professional services with employees in our implementation, installation, and support departments which allows us to maintain consistent quality and service across markets.

While several of the largest multifamily residential owners are current SmartRent customers, we believe that we have only begun to take advantage of the full market opportunity in residential and commercial real estate sectors and in domestic and international markets. For example, we have adapted our software and applications to target opportunities in other residential real estate sectors, including single-family rental homes, student housing, senior housing, and new construction homes. In addition, we believe there is significant potential for growth beyond residential real estate to other commercial real estate asset classes, including, among others, office, hotels, retail, industrial, and self-storage. Furthermore, we believe there is an attractive opportunity to expand our smart home solutions into other markets globally.

SaaS Model

We enter into binding, recurring revenue contracts with customers ranging from one month to eight years; the majority of our recurring revenue contracts range from one month to one year and our average recurring revenue contract term is 1.6 years. In 2023, approximately 29% of our customers prepaid their software contracts. We believe that our customer base is inherently sticky given the barriers to entry associated with rolling out an integrated enterprise solution across a portfolio of rental units.

Seasonality

Our business and related operating results have been, and we believe that they will continue to be, impacted by seasonal factors throughout the year. We typically experience greater demand for deployments in the Spring and Summer and lower demand in late Fall and Winter primarily due to inclement weather conditions in the Fall and Winter months.

SmartRent Solutions and Products

A SmartRent connected community is a “curb to couch” concept where an entire property utilizes a variety of our solutions and products, along with third-party smart devices and features that can be remotely managed to provide efficiency, automation, asset protection, and ancillary revenue opportunities.

SmartRent Solutions

Our fully integrated, hardware-agnostic offerings, organized as Smart Communities Solutions and Smart Operations Solutions, include the following:

Smart Communities Solutions. Smart Communities Solutions is a collection of interconnected hardware and software designed to enhance the functionality and integration of community environments. Through advanced technology, these solutions facilitate seamless connections among residents, site teams, and owners. The hardware and software components work together to streamline community management, increase convenience for residents, and provide operational flexibility for site teams and owners. This unified platform raises the standard of living and working by optimizing daily operations for greater efficiency and responsiveness to the diverse needs of all users. Offerings organized under the Smart Communities Solutions umbrella include Smart Apartments, Access Control, Community WiFi, Self-Guided Tours, Parking Management and Package Management.

•
Smart Apartments. Smart Apartments is a solution that connects all the smart devices in a community to a single dashboard. It encompasses physical hardware components such as smart locks, thermostats, Hub Devices, and sensors, that enhance the convenience and efficiency of community living. The platform utilizes a hardware-agnostic approach, allowing for seamless integration with leading third-party hardware providers such as Yale, Honeywell, Salto, and more. Additionally, hardware solutions such as hubs and sensors are manufactured in-house under the Alloy SmartHome brand. These devices are managed and controlled through two primary software platforms: SmartRent Manager for owners, operators, and site teams, and the Resident App for residents.
o
SmartRent Manager. SmartRent Manager is a web-based software that owners and operators use to administer and configure community settings related to SmartRent solutions. SmartRent Manager software integrates with many popular property management, customer relationship management, and other third-party software products, which enables owners and operators to manage all resident, prospect, access, and other actionable data from one platform. When a resident moves out, the automated move-out feature immediately locks the apartment door, resets interior thermostats to the “Vacant Mode” temperature, and revokes resident access to their unit, common areas, Community WiFi, parking, and the SmartRent app — all with the click of a button. Communities can create “Vacant Mode” automations to increase efficiencies, such as work orders for unit turns and activating energy-saving mode. SmartRent Manager Mobile, a native mobile application, allows owners and operators to remotely manage work orders and control access, including resident move-ins and outs.

o
Resident App. Resident App is designed to put comfort, control, and convenience in residents’ hands by giving them the ability to control their smart devices via a mobile application. With just a tap, residents can lock and unlock their front door, adjust the thermostat to their liking, and automate daily tasks through Schedules and Automations. Residents can also create service requests within the app, which automatically generates a work order, allowing maintenance to fix the issue quickly. Residents can control who enters their home by creating and sharing access codes with visitors. Powered by the Resident App, the best-in-class smart home experience streamlines daily interactions with staff and delivers the modern living experience residents expect.
•
Access Control. Access Control is a community-wide, cloud-based access control system that protects building entry, common areas, and amenity spaces for multifamily residential properties using control panels, smart access locks, and intercoms. Integrated with major property management systems and SmartRent’s extensive product suite, Access Control automates labor-intensive manual processes to enhance operational efficiencies of common area access and community security. This solution allows residents to create temporary access codes for deliveries, services, or guest access while also offering remote access for residents and site teams at various entry points (e.g., amenity doors, gates, pools, and elevators) without the need for fobs or separate keys. The system features monitoring systems for visitor logs and real-time door lock activity alerts that can be managed remotely, providing flexibility and a safer community. Access Control can be implemented in new construction or retrofitted in existing properties.
•
Community WiFi. Community WiFi delivers secure, wireless, high-speed internet across an entire property. A network of strategically placed access points ensures seamless coverage, reliable connectivity and a device-dedicated WiFi network to power Hubs and other in-home smart devices. While Hubs have built-in cellular connectivity, in markets where cell coverage is not available or poor, communities can add Community WiFi to help maintain a consistent connection. With a Community WiFi system, owners, operators, and residents will have access to a dedicated and secure network. Residents can set up Community WiFi in seconds through their Resident App, without the need for a technician. Upon move-out, access is automatically deactivated. Community WiFi can be installed in any property type, including new construction or retrofitting existing structures, and perform site surveys to customize the equipment best suited to each property and provide full technical support 24 hours a day, 365 days a year.
•
Self-Guided Tours. Self-Guided Tours allows prospective renters and buyers to search available rental units, homes, or model inventory, and tour at a time most convenient for them without the need for site teams or management to be present. With no app download required, prospects can search for their next home through a web-based platform, which is accessible through a web browser on a mobile device or computer. Self-Guided Tours include various features to ensure each self-guided tour is safe, productive, and convenient, including ID Verification for each prospective renter/buyer and an Interactive Site Map to help prospects navigate to tourable homes. The technology enables owners and operators to expand showing hours outside of traditional hours, permit showings promptly upon request through our “Tour Now” functionality, and conduct multiple tours at the same time without hiring additional staff. Self-Guided Tours integrates with many popular property management and customer relationship management systems, and other third-party software products, which enables owners and operators to manage all prospect and other actionable data from one platform.

•
Parking Management. Parking Management alleviates resident and guest parking issues faced by multifamily residential properties. This solution provides an integrated software system and single-source database that allows owners and operators to assign and re-assign parking spaces, review interactive maps for live parking space availability (based on parking sensors for real-time occupancy), implement a proactive enforcement process, monitor parking management with resident parking decals, and install custom parking signs to monetize guest parking. Through a Parking Management portal, residents can add or remove vehicles, edit vehicle details, review assigned parking decals, and provide guests with parking access. Parking Management integrates with many popular property management systems, which enables owners and operators to manage all parking-related actions from one platform. Parking Management is available to communities as a stand-alone product or as part of our fully integrated smart home operating system.

•
Package Management. We've entered into a preferred reseller partnership with Position Imaging to offer Smart Package Room® which transforms package visibility, reduces labor demands, optimizes storage space and enhances resident satisfaction. Using advanced package tracking technologies, the comprehensive Smart Package Room solution guides couriers through the package log-in process and automatically directs residents to their packages, relieving the package burden from on-site associates. It identifies, tracks and manages every package delivered to a property and helps residents easily retrieve their packages with laser and audio prompts. Smart Package Room offers 2 to 3 times the capacity of lockers all while providing an agnostic solution that can accept any type of package and allows couriers and residents to always access the package room. Smart Package Room complements SmartRent’s smart home line, expands the Company’s product offerings and solves a long-standing pain point for rental housing operators.

Smart Operations Solutions. Smart Operations Solutions encompasses integrated software solutions focused on centralizing community operations to improve efficiency and collaboration. This software suite is tailored to streamline management processes by consolidating various operational tasks onto a single platform. It aims to enhance productivity among site teams by providing tools that facilitate better communication, coordination, and management of community tasks. Smart Operations Solutions is designed to modernize and simplify the operational aspects of community management, making it easier for teams to deliver high-quality service and support to residents. Offerings organized under the Smart Operations Solutions umbrella include Work Management, Answer Automation, Audit Management and Inspection Management.

•
Work Management. Work Management enables on-site teams to manage tasks, respond quickly to inquiries, and engage in preventative maintenance all from a mobile device. Through work order and service request automations, the platform provides a simplified overview of on-site tasks and allows for easy scheduling of team members. In addition, the application offers a mobile interface, allowing owners and operators to accomplish more on the go with access to the application available both online and offline. Walk & Talk is an AI voice assistant for the mobile Work Management app and when creating a task, users will be able to dictate a description of the problem, and AI will use cues in the description to prefill the task category, subcategory, and place. Work Management provides real-time tracking of assets, enabling owners to effectively manage the state of their assets and make informed decisions by giving on-site teams an easy way to scan assets and make updates from anywhere in the community. Advanced reporting capabilities allow for filtering and exporting of data into third-party tools for deeper analysis. The application integrates with major property management systems to provide an up-to-date and personalized experience.
•
Answer Automation. Answer Automation reduces costs and improves on-site team efficiency through the automation of leasing and resident call handling. The platform automatically routes calls to the right team members with up to ten levels of escalation based on a predetermined set of business rules. It uses natural language processing ("NLP") to understand and answer customer queries and can escalate calls to appropriate team members as needed. Answer Automation also allows residents to easily create work orders that are automatically assigned, improving response times and increasing satisfaction. Answer Automation’s integrations with major property management systems enable our platform to immediately recognize resident calls via Caller ID so site teams can deliver a personalized experience. In addition, Call Masking, which masks the team member’s phone number so that it appears to the call recipient as the community’s phone number, allows team members to easily communicate with residents and prospective residents without exposing their personal information. Advanced reporting capabilities help site teams make informed decisions and bring attention to the most frequent call areas.
•
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

•
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

•
Smart Locks and Lock Boxes. We partner with third-parties to offer a selection of Z-Wave or Bluetooth-enabled smart locks and lock boxes offer customers options for keyless entry and simplified guest access. With various keyless entry options, including deadbolts, interconnected locks, lever locks, and patio locks, these products can be customized to meet each property’s needs.

•
Smart Thermostats, Sensors, Plugs, Switches, Dimmers, and Readers. We partner with third-parties to offer (i) thermostats for all types of HVAC systems with programmable options, including forced air, radiant and heat pump, (ii) leak, parking, contact and motion sensors used to proactively monitor and protect properties, (iii) smart plugs to add automation to lights, fans, or other small appliances, (iv) smart switches and dimmers to upgrade lighting in apartments and homes, and (v) a selection of readers, panels, and boards, including as part of our Access Control solution.

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

Human Capital Management

Our employees are critical to our success. As of December 31, 2023, we had 526 total employees worldwide, all of which are full-time employees. We also engage consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in engineering, software and product development, sales, and related functions. As of December 31, 2023, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our domestic or international employees are subject to a collective bargaining agreement or represented by a labor union.

We seek to foster a welcoming, inclusive work environment where employees can be themselves and do meaningful work that positively impacts our customers and communities. Our culture is supportive, engaging, and fast paced and facilitates partnerships among coworkers with diverse backgrounds and experiences. Our employees have opportunities to get involved in resource groups (e.g., Women’s Empowerment, People of Color, and PRISM) and give back to the community. We engage with our employees to gather insight, feedback, and data about their workplace experiences, and manager effectiveness. This data informs and supports our action plans, with the goal of enhancing workplace satisfaction and overall employee well-being and effectiveness.

We attract and retain talent through our employer brand initiatives, employee referral programs, and through internal career growth. Employee growth and development comes from receiving real-time, informal feedback, a formal performance review, career path transparency, and ongoing role-specific training.

The structure of our compensation programs endeavors to give employees peace of mind when it comes to health and financial benefits so that they can focus on doing their best work. Our total rewards program enables us to retain talent, reward high-performing employees at all levels and incentivize and motivate exceptional performance. In addition to competitive base pay, we have an annual bonus program for employees at all levels and a comprehensive variable compensation program specific to our revenue organization. Both the bonus and variable compensation plans are tied directly to individual and company performance. Our competitive benefits program includes a 100% employer paid medical option for employees and dependents. Additionally, we provide dental, and vision for employees and their dependents, life insurance, flexible time off, paid parental leave, employee stock purchase plan and a 401(k) plan with a company match.

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

Supply Chain

Generally, our hardware device suppliers maintain a stock of devices and key components to cover any minor supply chain disruptions. Where possible we utilize multiple sourcing methods to mitigate the risk of disruption from a single supplier. However, we also rely on a number of single source and limited source suppliers for components of our solutions. Replacing any single source or limited source suppliers could require the expenditure of significant resources and time to source these products. In August 2023 the Company entered into a Product Sales Agreement (the "Agreement") with ADI Global Distribution ("ADI"), pursuant to which, ADI will serve as our non-exclusive hardware fulfillment partner. In connection with the Agreement, the Company has agreed to transfer certain of its inventory to ADI, to fulfill our sales in exchange for cash. The company will continue to utilize ADI as a strategic partner to procure inventory and meet the fulfillment needs of our customers.

Intellectual Property

We regard our intellectual property rights as critical to our success generally, with our trademarks, service marks, and domain names being especially critical to the continued development and awareness of our brands and marketing efforts. We protect our intellectual property rights through a combination of trademarks, trade dress, domain name registrations, trade secrets, and a patent, as well as through contractual restrictions and reliance on federal, state, and common law. We enter into confidentiality and proprietary rights agreements with employees, consultants, contractors, and business partners, which include invention assignment provisions for our employees and contractors. We have several registered trademarks in the U.S., as well as other trademarks globally. We have also registered a variety of domestic and international domain names, the most significant of which relate to our SmartRent brand.

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

We, our customers, and our partners may be subject to numerous federal and state laws and regulations, including data breach notification laws, data privacy and security laws, and consumer protection laws and regulations (including Section 5 of the Federal Trade Commission Act of 1914 (the "FTC Act") that govern the collection, use, disclosure, and protection of personal information). Privacy and security laws, self-regulatory schemes, regulations, standards, and other obligations are constantly evolving, and may conflict with each other, which complicates compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. For example, California has enacted the California Consumer Privacy Act of 2018 (the "CCPA") that became effective on January 1, 2020. The CCPA creates, among other things, new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to access and delete personal information, opt out of certain personal information sharing, and receive detailed information about how personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the California Privacy Rights Act (the "CPRA") imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The CPRA also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023 and become enforceable on July 1, 2023. Further, according to the Federal Trade Commission (the "FTC"), violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Other regulations that may apply to us, for example, depending upon the circumstances, include the General Data Protection Regulation (GDPR) in the European Union, Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), and the Tenant Data Privacy Act (TPDA) in New York.

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

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes before making a decision to invest in our Class A Common Stock. The risks and uncertainties described below may not be the only ones we face. If any of the following risks actually occur, our business, reputation, financial condition, results of operations, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, and future prospects. In that event, the market price of our Class A Common Stock could decline, and you could lose part or all of your investment.

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business to be harmed, including risks regarding the following:

Risks Related to Our Business and Industry

• We have a history of net losses and may not be able to achieve or maintain profitability in the future.

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

• The occurrence of health epidemics, pandemics and similar outbreaks, such as the COVID-19 pandemic, could adversely affect our business.

Risks Related to Legal and Regulatory Matters

• We are subject to legal obligations and laws and regulations related to privacy and cybersecurity, and any actual or perceived failure to meet those obligations could harm our business.

• If there is any breach of security controls; unauthorized or inadvertent access to customer, residential, or other data; or unauthorized control or view of systems, our products and solutions may be perceived as insecure, our business may be harmed, and we may incur significant liabilities.

• Design and manufacturing defects in our products and services could subject us to personal injury, property damage, product liability, warranty, and other claims, which could adversely affect our business and result in harm to our business.

Risks Related to Ownership of Our Class A Common Stock

• If securities analysts issue unfavorable commentary about us or our industry or downgrade our Class A Common Stock, the price of our Class A Common Stock could decline.

• Our management has limited experience operating a public company.

Risks Related to Our Business and Industry

We have a history of net losses and may not be able to achieve or maintain profitability in the future.

We experienced net losses in each year since inception, including a net loss of $96.3 million for 2022 and $34.6 million for 2023. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business. We expect to continue to devote significant resources to our future growth, including making meaningful investments in our customer acquisition teams, building out our technological capabilities, including internal business systems and tools, and exploring strategic acquisition opportunities.

We may continue to incur losses and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure, and avoid significant liabilities. Revenue growth may slow, revenues may decline or grow at a slower rate relative to increasing costs, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, decreasing demand for our products, slow down in construction, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, and our failure to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and quality problems, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our business will be harmed and our stock price could decline.

We have limited control over our suppliers, manufacturers, and partners, which may subject us to significant risks, including the potential inability to produce, obtain or provide quality products and services on a timely basis or in sufficient quantity. If these third-party suppliers, manufacturers, and partners experience any delay, disruption or quality control problems in their operations, we could lose market share and our results of operations may suffer.

We have limited control over our suppliers, manufacturers, and partners. These suppliers, manufacturers, and partners may operate in a way which harms our business. In addition, these suppliers, manufacturers, and partners may experience delay, disruption, or lapse in the quality of their operations, which would subject us to risks, including the following:

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

• geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to conflicts in and around Ukraine, Israel and other areas of the world, or potential conflicts in the region surrounding the Taiwan Strait, which may lead to changes in U.S. or foreign trade policies and general economic conditions that impact our business;

• foreign subsidiaries may operate in a way which harms our business including the violation of labor, environmental or other laws, or failure to follow ethical business practices;

• exposure to natural catastrophes, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of manufacturing operations in or trade from foreign countries in which our products are manufactured or the components thereof are sourced;

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

The occurrence of any of these risks, especially during periods of peak demand, could cause us to experience a significant disruption in our ability to produce and deliver our products to our customers. For example, in prior periods, the increased demand for electronics as a result of the COVID-19 pandemic, U.S. trade relations with China and certain other factors led to a global shortage of semiconductors, including Z‑wave chips, which are a central component of our Hub Devices. Due to this shortage in prior periods, we experienced Hub Device production delays, which affected our ability to meet scheduled installations and facilitate customer upgrades to our higher-margin Hub Devices. The semiconductor supply chain is complex, with capacity constraints occurring throughout. We must compete with other industries to satisfy current and near-term requirements for semiconductors, and those allocations are not within our control even though we attempt various mitigating actions. An ongoing shortage of semiconductors or other key components can disrupt our production schedule and have an adverse effect on our business, profitability and results of operations.

Certain of our products are currently subject to tariffs, changes in trade policies, additional tariffs, or labor shortages could make delivery of supplies more expensive and time consuming, leading to increased expenses and delays in shipments. These potential delays and cost increases could have an adverse effect on our business, financial condition, and operations results.

We depend on third-party suppliers and manufacturers and partners for our products and services. A loss of any of our suppliers, manufacturers, and partners could negatively affect our business.

We rely on a limited number of suppliers to manufacture and transport our products, including in some cases only a single supplier for some of our products and components. Our reliance on a limited number of manufacturers for our products increases our risks, since we do not currently have alternative or replacement manufacturers beyond these key parties. In the event of interruption from any of our manufacturers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, many of these manufacturers’ primary facilities are located in Europe or Asia. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster, geopolitical instability, such as the ongoing geopolitical tensions related to conflicts in and around Ukraine, Israel and other areas of the world, or other interruptions at a particular location.

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

Our ability to increase sales will depend, in large part, on our ability to enhance and improve our products and solutions, introduce new products, solutions, software, features, or services and in a timely manner, sell into new markets and further penetrate our existing markets. The success of any enhancement or new product or solution depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new products and solutions, the ability to maintain and develop relationships with partners and vendors, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, and the ability of our products and solutions to maintain compatibility with a wide range of connected devices. Any new product or solution we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our products and solutions, including new vertical markets (e.g., commercial office) and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality, availability and reliability of our products and solutions and our ability to design our products and solutions to meet customer demand. Similarly, if any of our potential competitors implement new technologies before we are able to implement ours, those competitors may be able to provide more effective products or solutions, possibly at lower prices. Any delay or failure in the introduction of new or enhanced products or solutions could harm our business.

If the smart home technology industry does not grow as we expect, or if we cannot expand our products and solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur operating losses.

The market for smart home solutions is in an early stage of development, and it is uncertain how rapidly or how consistently this market will develop and the degree to which our products and solutions will be accepted into the single-family and multifamily rental markets in which we operate. Some residents, owners, or operators may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with traditional solutions, concerns about additional costs, concerns about data privacy, and lack of awareness of the benefits of our solutions. In addition, macroeconomic conditions (including, for example, higher interest rates or fear of recession) may cause delays or reductions in the capital expenditures by our customers. Further, new regulations may cause our customers and potential customers to redirect capital expenditures to meet the requirements of such regulations. For example, some of our customers have indicated that they are delaying the deployment of our solutions in certain communities and are directing more of their capital expenditures to solar systems to meet Environmental, Social, and Governance ("ESG") requirements - thus reducing our short-term revenue expectations. Our ability to expand the sales of our products and solutions into this market and new markets depends on several factors, including the reputation and recognition of our products and solutions, the timely completion, introduction and market acceptance of our products and solutions, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the costs of our products and solutions and the success of our competitors. If we are unsuccessful in developing and marketing our products and solutions into new markets, or if customers do not perceive or value the benefits of our products and solutions, the market for our products and solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

• our ability to control costs, including our operating expenses, the costs of the hardware we purchase or manufacture, the cost of the labor required to provide our professional services and the costs required to provide subscriptions for use of the Company's software;

• changes in business or macroeconomic conditions, including global supply chain issues, housing affordability, inflation, foreign currency exchange rate fluctuations, changing interest rates, recessionary conditions, political instability, volatility in the credit markets, regulatory requirements or market conditions in our industry;

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

• restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data; and

• the impact of other events or factors, including those resulting from natural disasters, pandemics, war, including due to the war in Ukraine and Israel-Hamas conflict, acts of terrorism, or responses to these events.

Due to the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.

Our limited operating history, recent growth and the quickly changing markets in which we operate make evaluating our current business and future prospects difficult, which may increase the risk of investing in our Class A Common Stock.

We have experienced rapid growth since our formation. For example, our revenue in 2023 was more than 40% higher than 2022. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.

Our growth has placed and may continue to place significant demands on our management, and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel and senior management in various regions worldwide and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we plan to extend our offerings to current customers by introducing new software, services, and products and may explore opportunities for international expansion. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such capital investments will increase our cost base.

Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation.

Our business exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in property damage, personal injury or death. For example, in 2020 and 2021 we identified a deficiency with batteries contained in certain hardware sold which we acquired from a supplier. As of December 31, 2023 we've accrued $864,000 in hardware cost of goods sold on the Consolidated Statements of Operations related to the battery deficiencies. Although we maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all such potential claims. Because our products are installed in homes, there is an elevated risk of property damage, personal injury, or death in the event of a product malfunction, such as a smart lock failing, our Hub Device overheating or catching fire, or leak sensor defects. Any judgment or settlement for property damage, personal injury, or wrongful death could prove expensive to contest.

We may experience legal claims in excess of our insurance coverage or claims that are not covered by insurance, either of which could adversely affect our business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against us could have a material adverse effect on our financial condition and harm our business. In addition, if any of our products or components in our products are, or are alleged to be, defective, we may be required to participate in a recall of that product or component if the defect or alleged defect relates to safety. Any such recall and other claims could be costly to us and require substantial management attention.

We may be unable to attract new customers and maintain customer satisfaction, which could have an adverse effect on our business and growth.

We have experienced significant customer growth over the past several years and now have 593 customers as of December 31, 2023. Our continued business and revenue growth are dependent on our ability to continuously attract and retain customers, and we cannot be sure that we will be successful in these efforts, or that customer retention levels will not materially decline. There are a number of factors that could lead to a decline in customer levels or that could prevent us from increasing our customer levels, including:

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

• unsatisfactory experiences with the delivery, installation, or products or solutions; and

• deteriorating general economic conditions or a change in customer or consumer spending preferences or buying trends.

Additionally, expansion into international markets will create new challenges in attracting and retaining customers that we may not successfully address. As a result of these factors, we cannot be sure that our customer levels will be adequate to maintain or permit the expansion of our operations. A decline in customer levels and demand for our solutions from existing customers could have an adverse effect on our business, financial condition, and operating results.

Potential customer turnover in the future, or costs we incur to retain and upsell our customers, could materially and adversely affect our financial performance.

Our customers have no obligation to renew their contracts for our software services after the expiration of the initial term. Our contract terms range from one month to eight years, and our average contract term is 1.6 years. In the event that these customers do renew their contracts, they may choose to renew for fewer units, shorter contract lengths, or for less expensive subscriptions. We cannot predict the renewal rates for customers that have entered into software contracts with us.

Customer attrition, as well as reductions in the number of units for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase the number of their units that use our software, services, and products. Our attrition rate could increase in the future if customers are not satisfied with our products and solutions, the value proposition of our solutions or our ability to otherwise meet their needs and expectations. Customer attrition and reductions in the number of units may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay for our products and solutions due to financial constraints and the impact of a slowing economy or higher interest rates. If a significant number of customers terminate, reduce, or fail to renew their contracts, we may be required to incur significantly higher sales and marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional sales and marketing expenditures could harm our business.

Our future success also depends in part on our ability to sell additional solutions to our current customers and to sell into our customers’ future projects. This may require increasingly sophisticated and more costly sales efforts, technologies, tools and a longer sales cycle. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. If our efforts to sell customers additional units and, in the future, to purchase additional solutions are not successful, our business may suffer. In addition, such increased costs could cause us to increase our rates, which could increase our attrition rate.

The markets in which we participate could become more competitive as many companies, including large technology companies, managed service providers and WiFi providers, may target the markets in which we do business. If we are unable to compete effectively with these potential competitors and sustain pricing levels for our products and solutions, our revenue and profitability could be adversely affected.

The smart home technology industry in which we participate may become more competitive and competition may intensify in the future. Our ability to compete depends on a number of factors, including:

• our product and solution functionality, performance, ease of use, reliability, availability, and cost effectiveness relative to that of our competitors’ products and solutions;

• our success in utilizing new technologies to offer solutions and features previously not available in the marketplace

• our success in identifying new markets, applications and technologies such as our Community WiFi solution;

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

We face, and may in the future face, competition from large technology providers, managed service providers and WiFi providers, that may have greater capital and resources than we do. Competitors that are larger in scale and have greater resources may benefit from greater economies of scale and other lower costs that permit them to offer more favorable terms to consumers (including lower service costs) than we offer, causing such consumers to choose to enter into contracts with such competitors. For instance, cable and telecommunications companies are expanding into the smart home and security industries and are bundling their existing offerings with automation and monitored security services. In some instances, it appears that certain components of such bundled offerings are significantly underpriced and, in effect, subsidized by the rates charged for the other product or services offered by these companies. These bundled pricing alternatives may influence customers’ desire to use our services at rates and fees we consider appropriate. These competitors may also benefit from greater name recognition and superior advertising, marketing, promotional and other resources. To the extent that such competitors utilize any competitive advantages in markets where our business is more highly concentrated, the negative impact on our business may increase over time. In addition to potentially reducing the number of new customers we are able to acquire, increased competition could also result in increased customer acquisition costs and higher attrition rates that would negatively impact us over time. The benefit offered to larger competitors from economies of scale and other lower costs may be magnified by an economic downturn in which customers put a greater emphasis on lower cost products or services. In addition, we face competition from regional competitors that concentrate their capital and other resources in targeting local markets.

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

We believe that continuing to strengthen our current brand will be critical to achieving widespread acceptance of our products and solutions and will require continued focus on active marketing efforts. We have established a reputation and brand as a leader in the smart home technology industry and trusted technology provider. We believe our brand is important to attracting new customers and expanding across our current customer portfolios. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among our customers. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. In addition, if we do not handle customer or resident complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their contracts. Many of our customers and their residents also participate in social media and online blogs about smart home technology solutions, including our products, and our success depends in part on our ability to minimize negative and generate positive feedback through such online channels where existing and potential customers seek and share information. If we fail to promote and maintain our brand, our business could be materially and adversely affected.

The loss of one or more key members of our management team or personnel, or our failure to attract, integrate and retain additional personnel in the future, could harm our business and negatively affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of the key members of our management team and other personnel. The loss of any of these individuals, each of whom is “at will” and may terminate his or her employment relationship with us at any time, could disrupt our operations, harm our business, and significantly delay or prevent the achievement of our business objectives. We believe that our future success will also depend in part on our continued ability to identify, hire, train, and motivate qualified personnel. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational, managerial and other requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract, hire, integrate, and retain qualified personnel could impair our ability to achieve our business objectives.

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

We rely on assumptions and estimates to calculate certain of our key operating metrics, and real or perceived inaccuracies in such metrics could adversely affect our reputation and our business.

We rely on assumptions and estimates to calculate certain of our key operating metrics, such as Units Deployed and New Units Deployed, Units Booked, and ARR. Our key operating metrics are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our key operating metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. The numbers that we use to calculate Units Deployed and New Units Deployed, Units Booked, and ARR are based on internal data. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring usage. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our business would be harmed.

Our ability to use net operating loss carryforwards may be subject to limitations.

As of December 31, 2023, we had approximately $204.6 million of gross federal net operating loss carryforwards available to reduce future taxable income. Realization of any tax benefit from our carryforwards is dependent on our ability to generate future taxable income and the absence of certain “ownership changes.” An “ownership change,” as defined in the applicable federal income tax rules, could place significant limitations, on an annual basis, on the amount of our future taxable income that may be offset by our carryforwards. Such limitations could effectively eliminate our ability to utilize a substantial portion of our carryforwards. We have not conducted a study to determine whether an “ownership change” has occurred since December 31, 2021 or if (i) the Business Combination resulted in an “ownership change,” (ii) we have incurred one or more “ownership changes,” or (iii) the issuance of shares of our Class A Common Stock resulted in an “ownership change.” Other issuances of shares of our Class A Common Stock which could cause an “ownership change” include the issuance of shares of common stock upon future conversion or exercise of outstanding options and warrants or future common stock offerings. If we have experienced or do experience an ownership change at any time since our formation, use of our net operating loss carryforwards and any other tax attribute carryforwards we may have (e.g., carryforwards of general business credits) would be subject to an annual limitation under Section 382 or 383 of the Internal Revenue Code of 1986, as amended, or the Code. Such a limitation would be determined by first multiplying the value of our outstanding shares at the time of the ownership change by the applicable long-term, tax-exempt rate. The applicable long-term tax-exempt rate for ownership changes occurring during the month of March 2022 and August 2021 were 1.63% and 1.58%, respectively. In addition, the Code and related regulations allow the annual limitation to be increased by certain adjustments, which, for us, would primarily relate to certain built-in gains on appreciated assets during the five-year recognition period beginning on the ownership change date.

Interruptions to, or other problems with, our website and interactive user interface, information technology systems, manufacturing processes or other operations could damage our reputation and brand and substantially harm our business.

Our operations substantially rely on Amazon Web Services ("AWS") for the provision of hosting services for our websites, the operational infrastructure supporting our products and certain managerial, customer service, sales, and marketing tools. Although a considerable portion of our operations and services are concentrated within a single AWS region, this does not encompass all our applications, with some operating beyond this regional constraint. This reliance on AWS's infrastructure and service capabilities subjects a significant segment of our operational capacity to the potential for service interruptions, data security vulnerabilities, regulatory compliance challenges, and unforeseen cost escalations inherent in cloud-based service models. To date, we have not implemented alternative hosting solutions or established comprehensive redundancy strategies across multiple cloud regions, which may limit our ability to effectively mitigate these risks. The continuity and performance of AWS services are critical to maintaining our operational functions. Any lapses in AWS service levels or infrastructure issues have the potential to materially impact our ability to address and remediate operational disruptions in a timely manner. Such dependencies introduce risks that are largely outside our direct control and could adversely affect our operational continuity and financial performance. We have scripted parts of our operational infrastructure for efficiency reasons; this delivery allows us to decrease the time needed to deliver a new operational infrastructure in a new AWS region during a disaster. While this increase in operational infrastructure automation generally makes our services more reliable and robust, if portions of this automation or scripting were to fail, it could increase the disruption time.

The satisfactory performance, reliability, consistency, security and availability of our website and interactive user interface, information technology systems, manufacturing processes and other operations are critical to our reputation and brand, and to our ability to effectively provide our smart home services to customers and their residents. Any interruptions or other problems that cause our website, interactive user interface or information technology systems to malfunction or be unavailable may damage our reputation and brand, result in lost revenue, cause us to incur significant costs seeking to remedy the problem, and otherwise substantially harm our business. A number of factors or events could cause such interruptions or problems, including among others, human and software errors, design faults, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, contract disputes, labor strikes and other workforce-related issues, and other similar events. These risks are augmented by the fact that our customers and their residents use our products and solutions to operate their lights, locks, HVAC controls and other aspects of their living spaces.

Moreover, the business interruption insurance that we carry may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our product lines as a result of system failures.

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our business.

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses. On December 31, 2021, we purchased all of the outstanding equity interests of iQuue LLC ("iQuue"), and on March 21, 2022, we purchased all of the outstanding equity interests of SightPlan Holdings, Inc. ("SightPlan"). We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. Acquisitions and other strategic investments involve significant risks and uncertainties, including:

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

• the potential adverse effect on our cash position to the extent that we use cash for the purchase price or for unanticipated costs and liabilities;

• the potential significant increase of our interest expense, leverage, and debt service requirements if we incur debt to pay for an acquisition;

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

To date, our operations and capital expenditures have been primarily funded by the net proceeds we received through the private issuance of our convertible SmartRent preferred stock, the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers. We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new products or software or enhance our existing products and software, enhance our operating infrastructure, and acquire complementary businesses and technologies.

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

Failure to adequately protect our intellectual property, technology, processes and confidential information could reduce our competitiveness and harm our business.

Our intellectual property, including our trademarks, copyrights, trade secrets and other rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our technology, brands, processes and other intellectual property against dilution, infringement, misappropriation and competitive pressure by defending our intellectual property rights. To protect our intellectual property rights, we rely on a combination of trademark, copyright and trade secret laws of the U.S. and a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection.

We own one issued U.S. patent, have three pending U.S. patent applications, and three pending provisional patent applications that relate to smart home, security and wireless Internet technologies utilized in our business. We may file additional patent applications in the future in the U.S. and internationally. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention.

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

In addition to registered trademarks, we rely on trade secret rights, copyrights and other rights to protect our unpatented intellectual property and technology. Despite our efforts to protect our technologies and our intellectual property rights, unauthorized parties, including our employees, consultants, service providers, or subscribers may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees and third parties that have access to our material confidential information, and generally limit access to and distribution of our information and technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology, could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products and solutions, and may not provide an adequate remedy in the event of unauthorized use or disclosure. We cannot assure you that the steps taken by us will prevent misappropriation of our intellectual property or technology or infringement of our intellectual property rights. Competitors may independently develop technologies, products, or solutions that are substantially equivalent or superior to our products and solutions or that inappropriately incorporate our technology into their products or they may hire our former employees who may misappropriate our technology or misuse our confidential information. In addition, if we expand the geography of our service offerings, the laws of some foreign countries where we may do business in the future may not protect intellectual property rights and technology to the same extent as the laws of the U.S., and these countries may not enforce these laws as diligently as government agencies and private parties in the U.S.

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

There has been substantial litigation in the smart home technology industry regarding intellectual property rights and we may be sued for infringement from time to time in the future. Also, in some instances, we have agreed to indemnify our customers for expenses and liability resulting from claimed intellectual property infringement by our products and solutions. From time to time, we may receive requests for indemnification in connection with allegations of intellectual property infringement and we may choose, or be required, to assume the defense and/or reimburse our customers for their expenses, settlement and/or liability. We cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. As we continue to expand our hardware and software technology offerings, the likelihood that third parties will claim that we, or our customers, infringe their intellectual property rights may increase.

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

Some of our products and solutions contain open-source software, which may pose particular risks to our software, technologies, products, and solutions in a manner that could harm our business.

We use open-source software in our products and solutions and anticipate using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost. The terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services.

Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we will be successful.

Additionally, the use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open-source software, and we cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have processes to help alleviate these risks, including a review process for screening change requests from our developers, but we cannot be sure that all open-source software is identified or submitted for approval prior to use in our products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, financial condition, and operating results.

Downturns in or uncertainties about general economic and market conditions and reductions in spending may reduce demand for our products and solutions, which could harm our business.

Our revenue, results of operations and cash flows depend on the overall demand for our products and solutions. Adverse macroeconomic conditions, including inflation, slower growth or recession, barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, currency fluctuations, regulatory requirements and other events beyond our control, such as economic sanctions, natural disasters, pandemics, including the COVID-19 pandemic, epidemics, political instability, armed conflicts and wars, including the Russia-Ukraine war and Israel-Hamas war, can materially adversely affect demand for our products and solutions. In addition, consumer spending and activities can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors, all of which may have a negative effect on our business and results of operations.

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

During weak or uncertain economic times, the available pool of potential customers and the amount of capital expenditures that our existing customers deploy may decline as the prospects for residential building renovation projects and new multifamily apartment and single-family rental construction diminish, which may have a corresponding impact on our growth prospects. In addition, there is an increased risk during these periods that an increased percentage of property developers will file for bankruptcy protection, which may harm our business. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. Prolonged economic slowdowns and reductions in renovation projects and new residential and commercial building construction have resulted and may continue to result in diminished sales of our software, services and products. Further worsening, broadening or protracted extension of an economic downturn could have a negative impact on our business, revenue, results of operations and cash flows. Additionally, regulatory requirements may cause our customers to decrease the amount of capital expenditure directed to purchase our products and solutions. For example, some of our customers have indicated that they are delaying the deployment of our solutions in certain communities and are directing more of their capital expenditures budget to purchase solar systems to meet ESG requirements - thus having an adverse impact on our short-term revenue expectations.

Uncertain commercial banking conditions could materially adversely affect our results of operations and financial condition.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which may in turn effect our financial condition. For example, we have a banking relationship with Silicon Valley Bank ("SVB") and also are a party with SVB to the $75,000 Senior Revolving facility with a five-year term (the "Senior Revolving Facility"). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and the FDIC announced that SVB depositors would have access to all of their money starting March 13, 2023. SVB’s closure did not have a material impact on our operations, and we did not experience any losses.

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

We are subject to all of the operating hazards, such as damaged or stolen inventory, and risks normally incidental to the provision of our products and solutions and business operations. In addition to contractual provisions limiting our liability to customers and third parties, we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent. Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death, or property damage arising in the ordinary course of our business and current levels of insurance may not be able to be maintained or may not be available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

• increases in U.S. state or federal statutory tax rates on corporate income;

• changes in tax laws and regulations and accounting principles, or interpretations or applications thereof; and

• certain non-deductible expenses as a result of acquisitions.

Any changes in our effective tax rate could adversely affect our results of operations.

Our business is subject to the risk of earthquakes, fires, power outages, floods, pandemics and other health events and other catastrophic events, and to interruption by manmade problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. The third-party systems and operations and manufacturers we rely on are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, or geopolitical unrest or armed conflict, such as the war in Ukraine and the Israel-Hamas conflict, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. Our suppliers and manufacturers in China may be reactive to pandemics and other health events, resulting in restrictions on shipping or manufacturing. If our suppliers or manufacturers are impacted by such events, it could adversely affect our ability to manufacture product and meet demand. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products or that house our servers. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

Risks Related to Legal and Regulatory Matters

We collect, store, use, and otherwise process personal information of our customers and their residents, and of our employees, service providers, and others, which subjects us to laws, regulations, and legal and contractual obligations related to privacy, data protection, and cybersecurity, and any actual or perceived failure to meet those obligations could harm our business.

We collect, store, use, and otherwise process a wide variety of data from current and prospective customers and their residents, including personal information, such as home addresses and geolocation. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our customers’ personal information. The scope of laws and regulations relating to privacy and cybersecurity is rapidly changing. We also maintain privacy policies and other notices, and are subject to contractual obligations to third parties, related to privacy, data protection, and cybersecurity. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and cybersecurity. However, the regulatory framework for privacy, data protection, and information security is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and cybersecurity proposed and enacted in various jurisdictions. Various states throughout the U.S. are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and cybersecurity-related practices, our collection, use, sharing, retention, safeguarding, and processing of customer, consumer, resident, employee, or any other third-party information we receive, and some of our current or planned business activities. For example, California enacted the CCPA, which affords California resident consumers expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA went into effect on January 1, 2020 and gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for a private right of action for data breaches that may increase data breach litigation. The CPRA, which significantly amends the CCPA, was adopted by California voters in 2020. The CPRA imposes additional privacy obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of privacy and cybersecurity. The CPRA’s primary substantive requirements went into effect on January 1, 2023. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that became effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that will become effective in 2024, Delaware, Iowa, and Tennessee have adopted such legislation that will become effective in 2025, and Indiana has adopted such legislation that will become effective in 2026. Broad federal privacy legislation has also been proposed. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business.

Additionally, interpretations of federal and state consumer protection laws relating to online collection, use, dissemination, security, and other processing of personal information adopted by the FTC, state attorneys general, private plaintiffs, and courts have evolved, and may continue to evolve, over time. For example, consumer protection laws require us to publish statements that describe how we handle personal information and related choices individuals may have. If such information that we publish is considered untrue or deceptive, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce, thus violating the FTC Act.

With data privacy and security laws and regulations imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with our privacy policies, our obligations to our customers, or any of our other actual or asserted legal or contractual obligations relating to privacy, data protection, or security may result in governmental investigations or enforcement actions, claims, demands, and litigation by private parties, claims or public statements against us by consumer advocacy groups or others, and could result in significant fines, penalties, and other liabilities, loss of relationships with key third parties, or cause our customers to lose trust in us, which could lead to a loss of customers and difficulties attracting new customers, all of which could have an adverse effect on our reputation, business, financial condition, and operating results.

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

If there is any breach of security controls or any security incident, any unauthorized or inadvertent access to customer, residential, or other data, or any unauthorized control or view of systems, our products and solutions may be perceived as insecure, our business may be harmed, and we may incur significant liabilities.

Use of our solutions involves the storage, transmission, and processing of personal, payment, credit, and other confidential and private information of our customers and their residents, and may in certain cases permit access to our customers’ vacant and rented property or help secure them. We also maintain and process confidential information in our business, including our employees’ and contractors’ personal information and confidential business information. We rely on our own and commercially available systems, software, tools and monitoring to protect against unauthorized use of or access to the information we process and maintain. Our solutions and the networks and information systems we utilize in our business are at risk for security breaches and incidents as a result of third-party action, employee or partner error, malfeasance, or other factors. We have enabled certain employees to work remotely which may make us more vulnerable to cyber-attacks and may create operational or other challenges, any of which could result in disruption or harm to our systems and harm to our business. We also continue to incorporate artificial intelligence (“AI”) technologies into our solutions and otherwise in our business, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. Although we have taken precautionary measures to prepare for these threats and challenges, there is no guarantee that our precautions will fully protect our systems or the data maintained or otherwise processed in our business.

Although we have established security procedures designed to protect customers and their resident information, our or our partners’ security and testing measures may not prevent security breaches or incidents. Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security, or other developments may result in a compromise or breach of the technology we use to protect customer data, and may result in a security breach or incident. Any compromise of our security, any security breach or incident, or any breach of our customers’ or their residents’ privacy could harm our reputation or financial condition and, therefore, our business. Criminals and other nefarious actors are using increasingly sophisticated methods, including cyber-attacks, phishing and other forms of social engineering, and other illicit acts to capture, access, or alter various types of information, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that store or otherwise process customer and resident confidential and private information, the loss, corruption, or unavailability of such information or the deployment of ransomware or other malware, or other harmful code, to our services or our networks or systems may result in negative consequences, including the actual or alleged malfunction of our products, software, or services. In addition, third parties, including our third-party partners and other third parties upon which we rely, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. We engage third-party service providers to store and otherwise process some of our and our customers’ or their residents’ data, including personal, confidential, sensitive, and other information relating to individuals, and for other purposes. Our service providers and other third parties upon which we rely have been the targets of cyber-attacks in the past, and may be the targets of cyber-attacks and other malicious activity. Security breaches, incidents, and other disruptions impacting these providers may impact their ability to provide services to us, or may otherwise impact our relationships with them. The threats we, our third-party partners, and other third parties on which we rely face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography, and new and sophisticated methods used by criminals. There can be no assurances that our or any third-party defensive measures will prevent cyber-attacks or that we or they will detect network or system intrusions or other breaches or incidents on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of, or incident impacting, the technology protecting the systems or networks that house or access our software, services and products or on which we or our partners or other third parties on which we rely store or otherwise process personal information or other sensitive information or data, any similar security incident, or that any such breach or other incident will not be believed or reported to have occurred. Any such actual or perceived compromises of or breaches to systems or other security incidents, or unauthorized access to, or unauthorized loss, unavailability, corruption, or other unauthorized use or processing of our customers’ data, products, software or services, or acquisition or loss of data, whether suffered by us, our partners or other third parties, whether as a result of employee error or malfeasance or otherwise, could harm our business. They could, for example, cause system disruptions and unavailability, and other interruptions in our operations, unauthorized loss, corruption, unavailability, or other processing of data, loss of confidence in our products and solutions and damage to our reputation, and could limit the adoption of our products and solutions. They could also subject us to costs, regulatory investigations and other proceedings, fines, penalties, and orders, claims and litigation, contract damages, indemnity demands, and other liabilities, and materially and adversely affect our customer base, sales, revenues, and profits. Any of these could, in turn, have a material adverse impact on our business, financial condition, cash flows, or results of operations. Any such event, including any event resulting in unauthorized access to or loss, corruption, unavailability, misuse, or other unauthorized processing of any data subject to laws, regulations, or other actual or asserted obligations relating to privacy, data protection, or cybersecurity, then we could be subject to substantial fines by U.S. federal and state authorities, foreign data privacy authorities around the world and private claims by companies or individuals. A cyber-attack may cause additional costs, such as investigative and remediation costs, legal fees, and the costs of any additional fraud detection activities required by law, a court, or a third party. Any actual, potential or anticipated cyberattacks or other sources of security breaches or incidents also may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Depending on the nature of the information compromised, in the event of a security breach or incident or other unauthorized access to or processing of our customer data, we may also have obligations to notify individuals, data owner, or customers about the incident and we may need to provide some form of remedy to such customers or their residents, such as a subscription to a credit monitoring service for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises, or is believed to have compromised, customer data or other personal information. Additionally, some of our customer contracts require us to indemnify customers from damages they may incur as a result of a breach of our systems. There can be no assurance that the limitation of liability provisions in our contracts would be enforceable or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Further, if a high-profile security breach or incident occurs with respect to another provider of smart home solutions, our customers and potential customers or their residents may lose trust in the security of our products and solutions or in the smart home technology industry generally, which could adversely impact our ability to retain existing customers or attract new ones. Even in the absence of any security breach or incident, customer concerns about security, privacy or data protection may deter them from using our products and solutions.

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

If we are unable to successfully implement AI to our SmartRent Solutions, our business could be harmed.

We have incorporated and may continue to incorporate additional AI technology into certain of our SmartRent Solutions, and AI technology may become more important to our operations or to our future growth over time. We expect to rely on AI to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI technology or at all. We may also fail to properly implement or market our use of AI technology. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AI technology may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the outputs that our AI technology assists in producing are or are alleged to be deficient, inaccurate, or biased, or if such outputs or their development or deployment, including the collection, use, or other processing of data used to train or create such AI technology, are held or alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, our business, operating results, financial condition, and growth prospects could be adversely affected. The legal, regulatory, and policy environments around AI technology are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, the use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.

Our products and solutions may be affected from time to time by design and manufacturing defects that could subject us to personal injury, property damage, product liability, warranty, and other claims, which could adversely affect our business and result in harm to our reputation.

We offer complex solutions involving advanced software and web-based interactive user interfaces and hardware products and services that can be affected by design and manufacturing defects. Sophisticated software, applications, and web-based interactive user interfaces, such as those offered by us, have issues that can unexpectedly interfere with the intended operation of hardware or software products. We manufacture Hub Devices, some of which include thermostat functionality, and sensors, which may be impacted by manufacturing defects. Defects may also exist in components and products that we source from third parties. Any such defects could cause our products and solutions to create a risk of property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time, we may experience outages, service slowdowns, or errors that affect our software, applications, and web-based interactive user interfaces. As a result, our solutions may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer as part of our products and solutions. Failure to do so could result in widespread technical and performance issues affecting our products and solutions and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, given that our customers deploy our products and solutions to provide a safe and secure living space to their residents, quality problems could subject us to substantial liability, adversely affect the experience for users of our products and solutions and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and solutions, delay in new product and solution introductions, higher costs and lost revenue. For example, in 2020 and 2021 we identified a deficiency with batteries contained in certain hardware sold which we acquired from a supplier. As of December 31, 2023 we've accrued $864,000 in hardware cost of goods sold on the Consolidated Statements of Operations related to the battery deficiencies.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain senior management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage additional outside consultants, which will increase our costs and expenses. As a result, management’s attention may be diverted from other business concerns, which could harm our business.

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

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we have the ability to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, exemption from the requirement to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding stockholder advisory votes on executive compensation. We will take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Additionally, we are choosing to take advantage of the extended transition period for complying with new or revised accounting standards under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that have adopted the new or revised accounting standards. If investors find our Class A Common Stock less attractive as a result of exemptions and reduced disclosure requirements, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile or decrease.

We will cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of the initial public offering by FWAA (the "FWAA IPO"), which closed on February 9, 2021, (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.

New rules and regulations applicable to public companies may also make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of the Company's Board of Directors ("Board"), particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. For instance, we have in the past identified material weaknesses in our internal control over financial reporting related to the lack of adequate review of certain journal entries prior to their posting to the general ledger, and the need to provide formal controls over our information technology. Although such material weaknesses were fully remediated as of December 31, 2022, there can be no assurance that similar control issues will not be identified in the future.

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

Increased regulation and increased scrutiny and changing expectations from investors, customers, employees, and others regarding environmental, social and governance matters, practices and reporting may result in additional costs or risks.

Companies across all industries are facing increasing scrutiny related to their ESG practices and reporting. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices do not meet investor, customer, employee, or other stakeholder expectations, which continue to evolve, we may incur additional costs and our brand, ability to attract and retain qualified employees and business may be harmed.

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

Changes in laws that apply to us could result in increased regulatory requirements, tariff and compliance costs which could harm our business. In certain jurisdictions, regulatory requirements may be more stringent than in the U.S. Noncompliance with applicable regulations or requirements could subject us to whistleblower complaints, investigations, sanctions, settlements, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, suspension or debarment from contracting with certain governments or other customers, the loss of export privileges, multi-jurisdictional liability, reputational harm, and other collateral consequences. If any governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and an increase in defense costs and other professional fees.

Expanding our international operations subjects us to a variety of risks and uncertainties, including exposure to foreign currency exchange rate fluctuations, which could adversely affect our business and operating results.

We had international operations in Canada and the United Kingdom, and we may grow our international presence in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our lack of experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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

• exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars and the transfer of currency from foreign jurisdictions to the U.S.;

• new and different sources of competition;

• political and economic instability created by the United Kingdom’s departure from the European Union;

• deterioration of political relations between the U.S. and other countries in which we may operate; and

• political or social unrest, economic instability, conflict or war in, including the war in Ukraine and the Israel-Hamas conflict, or sanctions implemented by the U.S. against countries in which we operate, all of which could have a material adverse effect on our operations.

Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition, and operating results.

Fluctuations in foreign currencies in which we transact business also subject us to certain risks. While we have historically transacted in U.S. Dollars with the majority of our customers and suppliers, we have transacted in some foreign currencies, such as the Euro, the Canadian dollar, the Croatian Kuna and the Chinese Renminbi and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. Dollar may affect our revenue and operating results. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our common stock could be lowered.

From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business.

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

The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business.

Risks Related to Ownership of Our Class A Common Stock

Our Class A Common Stock price may be volatile or may decline regardless of our operating performance.

The trading price of our Class A Common Stock may be volatile. The stock market has historically experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “- Risks Related to Our Business and Industry” and the following:

• our operating and financial performance and prospects;

• our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

• conditions that impact demand for our products and/or services;

• future announcements concerning our business, our customers’ businesses or our competitors’ businesses;

• the public’s reaction to our press releases, other public announcements and filings with the SEC;

• the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;

• the size of our public float;

• coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

• market and industry perception of our success, or lack thereof, in pursuing our business strategy;

• strategic actions by us or our competitors, such as acquisitions or restructurings;

• changes in laws or regulations which adversely affect our industry or us;

• privacy and data protection laws, privacy or data breaches or incidents, or the loss or other unavailability of data;

• the impact of pandemics or epidemics, such as the COVID-19 pandemic, on our financial condition and the results of operations;

• changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles, standards, guidance, interpretations or policies;

• changes in senior management or key personnel;

• issuances, exchanges, sales or purchases, or expected issuances, exchanges, sales or purchases of our capital stock;

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

We may not realize the anticipated long-term stockholder value of our stock repurchase program, and any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our stock price.

In March 2024, we announced that our board of directors authorized the repurchase of up to $50 million of our Class A common stock from time to time through a stock repurchase program. Under our stock repurchase program, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our stock repurchase program does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

The existence of our stock repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our Class A common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program.

Repurchasing our Class A common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of any stock repurchase program.

Our issuance of additional shares of Class A Common Stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.

On October 29, 2021, we filed Form S-8 under the Securities Act to register 35,444,576 shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our equity incentive plans. The Form S-8 registration statement automatically became effective upon filing. The shares registered under such registration statements are available for sale in the open market.

In the future, we may obtain financing to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A Common Stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Class A Common Stock bear the risk that our future offerings may reduce the market price of our Class A Common Stock and dilute their percentage ownership.

Future sales, or the perception of future sales, of our Class A Common Stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

As of December 31, 2023, we had 203,326,820 shares of Class A Common Stock outstanding.

The sale of substantial amounts of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, the sale of a large number of shares by our stockholders could cause the prevailing market price of our Class A Common Stock to decline.

As restrictions on resale end, the market price of shares of our Class A Common Stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A Common Stock or other securities.

In addition, the shares of our Class A Common Stock issued under the SmartRent, Inc. 2021 Equity Incentive Plan, (the "2021 Plan") are eligible for sale in the public market, subject to provisions relating to various vesting agreements, and in some cases, limitations on volume and manner of sale by affiliates under Rule 144, as applicable. The number of shares reserved for future issuance under the 2021 Plan equals 8,309,956 shares (all of which may be issued pursuant to the exercise of incentive stock options). We also have the ability to issue up to 5,401,824 additional shares of common stock under the Employee Stock Purchase Plan ("ESPP"), subject to annual increases effective as of January 1, 2022 and each subsequent January 1 through and including January 1, 2030 in an amount equal to the smallest of (i) 1% of the number of shares of the common stock outstanding as of the immediately preceding December 31, (ii) 2,000,000 shares or (iii) such amount, if any, as the Board may determine.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which would result in less time being devoted to our management of business operations. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to hire additional employees to support our operations as a public company, which would increase our operating costs in future periods.

We could be negatively impacted by being a target of shareholder activists or short sellers, causing us to incur significant expense and hinder or disrupt the execution of our business strategy.

While we value constructive input from our investors and regularly engage in dialogue with our shareholders regarding our business strategy and performance, shareholder activism, which takes many forms and arises in a variety of situations, has been increasingly prevalent among publicly traded companies. If we become the subject of certain forms of shareholder activism, such a concerted short squeeze, threatened or actual proxy contest or a hostile bid, the attention of our management and our board of directors may be diverted from executing our strategy. Such shareholder activism could give rise to perceived uncertainties as to our future strategy, adversely affect our relationships with business partners and make it more difficult to attract and retain qualified personnel. Responding to a short selling campaign or other unwanted stockholder activism could also result in substantial costs, including significant legal fees and other expenses. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A Common Stock.

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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law ("DGCL"), which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the Board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.

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

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, (i) the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action, suit or proceeding brought on our behalf; (b) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (c) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, our Charter or bylaws; or (d) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (ii) subject to the foregoing, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the U.S. have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our Board recognizes the critical importance of maintaining the trust and confidence of our customers, business partners, and employees. The Board is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our integrated approach to enterprise risk management (“ERM”). We have implemented a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and incidents and effectively responding to cybersecurity incidents when they occur. We have also implemented controls and procedures that provide for the escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. We have established and maintain an incident response and recovery plan that addresses the Company’s response to cybersecurity incidents, and such plans are tested and evaluated on a periodic basis.

We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. We provide annual, and upon hire, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises. We engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. Following such assessments, audits, and reviews we evaluate whether and how to adjust our cybersecurity policies, standards, processes, and practices based on the information provided by these assessments, audits, and reviews.

We did not identify any cybersecurity threats that have materially affected our business, including our business strategy, results of operations or financial condition in the calendar year ended December 31, 2023. However, despite our best efforts, we cannot eliminate all risks from cybersecurity threats or provide assurance that we have not experienced undetected cybersecurity events. For additional information regarding these risks, please refer to Item 1A, “Risk Factors,” in this Report.

Governance

Board of Directors’ Oversight of Risks from Cybersecurity Threats

The Audit Committee oversees our ERM process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive quarterly and as needed presentations and updates on cybersecurity risks, including recent developments and evolving standards, vulnerability assessments, third-party and independent reviews, and the threat environment. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that requires escalation, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Audit Committee reviews our approach to cybersecurity risk management with the members of our executive management team, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), General Counsel, Senior Vice President of Finance and Controller.

Management’s Role in Assessing and Managing our Material Risks from Cybersecurity Threats

We maintain an Incident Response Plan (the “Plan”) that involves a Security Incident Management Team (“SIMT”), comprised of members of our executive management, who work collaboratively across the Company to assess and respond to any cybersecurity incidents in accordance with the Plan.

The SIMT includes our Chief Technology Officer (“CTO”) and Vice President of Information Security, among other senior members of management, as well as their designees and experts as deemed necessary. The CTO and Vice President of Information Security each have significant experience managing risks or advising on cybersecurity issues. Through ongoing communications with the Information Security and Technology teams, the SIMT monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents, and is informed of potential cybersecurity incidents by the Security Incident Response Team when potential threats are discovered through various channels. When appropriate, the SIMT reports such threats and incidents to the Chair of the Audit Committee, who determines whether to advise and convene the Audit Committee and/or Board.

Item 2. Properties

Our corporate headquarters are located in Scottsdale, Arizona, where we lease 40,893 square feet of office space. We also lease 9,928 square feet of office space in Orlando, Florida and 60,820 square feet of warehouse space in Avondale, Arizona. In addition to our facilities located in the U.S., we lease 4,101 square feet of office space and 2,110 square feet of warehouse space in Zagreb, Croatia. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

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

Holders of Record

As of December 31, 2023, there were 17 stockholders of record of our Class A Common Stock.

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

The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the Standard & Poor’s 500 Index and the Russell 2000 Index. The chart assumes $100 was invested on February 9, 2021, in the Class A Common Stock of SmartRent Inc., the S&P 500 Index, and the Russell 2000 Index, and assumes the reinvestment of any dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are an enterprise real estate technology company that provides a comprehensive management platform designed for property owners, managers and residents. Our suite of products and services, which includes both smart building hardware and cloud-based SaaS solutions, provides seamless visibility and control over real estate assets. Our platform can lower operating costs, increase revenues, mitigate operational friction and protect assets for owners and operators, while providing a differentiated, elevated living experience for residents.

Through a Hub Device, we enable the integration of our platform with third-party smart devices, our own hardware devices and other technology interfaces. We use an open-architecture, brand-agnostic approach that allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our solutions include smart apartments and homes, access control for buildings, common areas, and rental units, asset protection and monitoring, parking management, self-guided tours, and community and resident WiFi. We also have a professional services team that provides customers with training, installation, and support services. Our SightPlan acquisition advanced our product roadmap and augmented our cloud-based SaaS solutions for current and prospective customers.

SmartRent is positioned to be a category leader in the enterprise smart home solutions industry. As of December 31, 2023, we had 719,691 Units Deployed and 593 customers, including many of the largest multifamily residential owners in the United States. As of that date, our customers owned an aggregate of approximately 7.0 million units. This represents approximately 16% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the United States.

Our Business Model

We generate revenue primarily from sales of smart home systems which enable property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. Currently, the majority of our revenue is generated from the direct sale to our customers of hardware smart home devices, which devices generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches. We also generate professional services revenue from installing smart home hardware devices and from monthly subscription revenue earned from the fees collected from customers to provide access to one or more of our software applications ("Hosted Services") including access controls, asset monitoring, WiFi, and related services. Subscription arrangements have contractual terms ranging from one month to eight years; the majority of our recurring revenue contracts range from one month to one year and our average recurring revenue contract term is 1.6 years.

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

Active Supply Chain Management

We continue to experience improvements in the challenges related to the global supply chain. In prior periods, the increased demand for electronics as a result of the COVID-19 pandemic, U.S. trade relations with China and certain other factors in recent periods led to a global shortage of semiconductors, including Z‑wave chips, which are a central component of our Hub Devices. Due to this shortage in prior periods, we experienced Hub Device production delays, which affected our ability to meet scheduled installations and facilitate customer upgrades to our higher-margin Hub Devices. We also experienced shortages and shipment delays related to components for Access Control and made-to-order specialty locks.

The incremental improvements in the global supply chain are evidenced by our reduction of backlogged Units Deployed for Access Control and made-to-order locks. We believe that this positive trend will continue into next year.

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

New Products, Features and Functionality

We are evolving our business into a more diverse platform with new products, features and functionality that enhance the value of our smart home operating system. We have introduced a number of SaaS product enhancements and features, including Answer Automation and Work Management solutions, that streamline property management operations. We have also introduced Community WiFi, which provides communities with a private, device-dedicated WiFi network to power Hub Devices and other in-home smart devices, and Smart Package Room, which is a smart package management solution that transforms package visibility, reduces labor demands, optimizes storage space and enhances resident satisfaction. Our Smart Operations Solutions enhance our overall platform offering and customer value proposition by providing a comprehensive one-stop platform that broadens our support of property operations, enhancing the experience for residents, property owners and managers. We offer an open-API architecture that enables a myriad of third-party partner integrations, resulting in a multi-functional platform that enhances property management workflow efficiencies, empowers teams to get more done, elevates resident interactions, and improves resident living experiences. In the future, we intend to continue to release new products and solutions and enhance our existing products and solutions, and we expect that our operating results will be impacted by these releases.

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

Key Operating and Financial Metrics

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

Units Deployed, New Units Deployed and Units Shipped

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) as of a stated measurement date. We utilize the Units Deployed metric to assess the health of our business and measure the trajectory of our growth. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) during a stated measurement period. Although our revenue is primarily driven by New Units Deployed and the aggregate number of Units Deployed, due to the expansion of our products and services that don't require a Hub Device, the correlation between New Units Deployed and revenue is not as strong as it was historically. Although the correlation has decreased, New Units Deployed is still an indicator of our ability to acquire new customers and expand our relationships with our current customers. As of December 31, 2023, 2022 and 2021, we had an aggregate of 719,691, 547,196, and 339,485 Units Deployed, respectively. We had 172,495, 207,711, and 167,743 New Units Deployed during the years ended December 31, 2023, 2022 and 2021, respectively.

We define Units Shipped as the aggregate number of Hub Devices that have been shipped from warehouse locations during a stated measurement period. We had 226,722, 200,169, and 192,867 Units shipped during the years ended December 31, 2023, 2022 and 2021, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units associated with binding orders executed during a stated measurement period. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the years ended December 31, 2023, 2022 and 2021 there were 173,195, 282,512, and 219,901 Units Booked, respectively.

Annual Recurring Revenue

We believe that ARR is a key metric to measure our business performance as it is driven by our ability to acquire new customers and to maintain and expand our relationships with existing customers. We define Annual Recurring Revenue (“ARR”) as the annualized value of our recurring SaaS revenue earned in the current quarter. We monitor our ARR to assess the general health and trajectory of our Hosted Services business. Our ARR was approximately $46.2 million, $32.3 million, and $10.6 million as of December 31, 2023, 2022 and 2021 respectively.

Average Revenue per Unit

We use Average Revenue per Unit ("ARPU") to assess the growth and health of the overall business and believe that ARPU reflects our ability to acquire, retain, engage and monetize our customers, and thereby drive revenue.

We define Hardware ARPU as total hardware revenue during a given period divided by the total units shipped during the same period. For the years ended December 31, 2023, 2022 and 2021, Hardware ARPU was $605.15, $436.49 and $361.02, respectively.

We define Professional Services ARPU as total professional services revenue during a given period divided by the total New Units Deployed during the same period. For the years ended December 31, 2023, 2022 and 2021, Professional Services ARPU was $205.65, $155.51 and $135.52, respectively.

We define SaaS ARPU as total SaaS revenue during a given period divided by the average aggregate Units Deployed in the same period. For the years ended December 31, 2023, 2022 and 2021, SaaS ARPU was $5.40, $5.32 and $2.76, respectively.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest income/expense, income tax expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA before the following items: stock-based compensation expense, non-employee warrant expense, non-recurring warranty provisions, asset impairment, loss on extinguishment of debt, non-recurring expenses in connection with acquisitions, severance charges, and other expenses caused by non-recurring or unusual events that are not indicative of our ongoing business. Management uses EBITDA and Adjusted EBITDA to identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance, while neutralizing the impact of expenses included in our operating results which could otherwise mask underlying trends in our business. See “Non-GAAP Financial Measures” for additional information and reconciliations of these measures.

Components of Results of Operations

Revenue

We generate revenue primarily from sales of systems that consist of hardware devices, professional installation services and Hosted Services enabling property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. We record revenue as earned when control of these products and services is transferred to the customer in an amount that reflects the consideration we expect to collect for those products and services. The table below summarizes our revenue by solution.

	For the years ended December 31,
	2023				2022
	(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2023	Hardware	Professional Services	Hosted Services	Total 2022
Smart Communities Solutions
Smart Apartments	$130,894	$30,546	$49,696	$211,135	$82,799	$30,419	$37,605	$150,823
Access Control	3,607	3,527	912	8,047	3,440	1,799	316	5,555
Community WiFi	395	996	688	2,078	179	44	257	480
Other	2,305	404	1,534	4,243	954	39	1,537	2,529
Smart Operations Solutions	-	-	11,334	11,334	-	-	8,433	8,433
Total Revenue	$137,201	$35,473	$64,164	$236,838	$87,372	$32,301	$48,148	$167,821

Hardware Revenue

We generate revenue from the direct sale to our customers of hardware smart home devices, which devices generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches. These hardware devices provide features that function independently without subscription to our software, and the performance obligation for hardware revenue is considered satisfied and revenue is recognized at a point in time when the hardware device is shipped to the customer. Certain Hub Devices do not function independently without the subscription, and therefore, the revenue is recognized in Hosted Services revenue. We generally provide a one-year warranty period on hardware devices that are delivered and installed. We record the cost of the warranty as a component of cost of hardware revenue.

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

Hosted Services Revenue

Hosted Services primarily consist of monthly subscription revenue earned from the fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring and related services. These subscription arrangements have contractual terms ranging from one month to eight years and include recurring fixed plan subscription fees. The majority of our recurring revenue contracts range from one month to one year and our average recurring revenue contract term is 1.6 years. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

We sell certain Hub Devices, which only function with the subscription to our software applications and related hosting services. We consider those devices and hosting services subscription as a single performance obligation, and therefore we defer the recognition of revenue for those devices that are sold with application subscriptions. The estimated average in-service life of those devices is four years. When a Hub Device without independent functionality is included in a contract that does not require a long-term service commitment, the customer obtains a material right to renew the service because purchasing a new device is not required upon renewal. If a contract contains a material right, proceeds are allocated to the material right and recognized over the period of benefit, which is generally four years.

Cost of Revenue

Cost of revenue consists primarily of direct costs of products and services together with the indirect cost of estimated warranty expense and customer care and support over the life of the service arrangement. We expect the cost of revenue to increase in absolute dollars in future periods. We record any change to cost of job performance and job conditions in the period during which the revision is identified.

Hardware

Cost of hardware revenue consists primarily of direct costs of products, Hub Devices, hardware devices and supplies purchased from third-party providers, shipping costs, warehouse facility (including depreciation and amortization of capitalized assets and right-of-use assets) and infrastructure costs, personnel-related costs associated with the procurement and distribution of our products and estimated warranty expenses together with the indirect cost of customer care and support. We expect an increase in cost of hardware revenue in absolute dollars in future periods.

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

Hosted Services

Cost of Hosted Services revenue consists primarily of the amortization of the direct costs of certain Hub Devices consistent with the revenue recognition period noted above in “Hosted Services Revenue” and infrastructure costs associated with providing our software applications together with the indirect cost of customer care and support over the life of the service arrangement. In future periods, we expect the cost of Hosted Services revenue to increase in absolute dollars at a rate that is lower than the corresponding increase in Hosted Services revenue.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs directly associated with our research and development activities. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development. We account for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. Costs incurred and capitalized during the product development stage generally include the costs of software configuration, coding, and testing. Such costs primarily include payroll and payroll-related expenses for employees directly involved in the product development. We expense preliminary evaluation costs as they are incurred before technological feasibility is achieved, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. We begin amortizing capitalized costs when a project is ready for its intended use, and we periodically reassess the estimated useful life of a project considering the effects of obsolescence, technology, competition and other economic factors which may result in a shorter remaining life. We believe our research and development costs will increase in absolute dollars as we increase our investment in product development to broaden the capabilities of our solutions and introduce new products and features - in particular as we enhance our WiFi offering.

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

Other Income/Expenses

Other income/expenses consist primarily of interest income, net of interest expense, foreign currency transaction gains and losses, and other income related to the operations of foreign subsidiaries. Interest expense is recorded in connection with our various debt facilities. Foreign currency transaction gains and losses relate to the impact of transactions denominated in a foreign currency other than the U.S. dollar. If we continue to expand our international operations, our exposure to fluctuations in foreign currencies has increased, which we expect to continue.

Provision for Income Taxes

The income tax benefit on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to the federal, state, and international taxes offset by a change in the valuation allowance. We have established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized in future periods if we report taxable income. We believe that we have established an adequate allowance for our uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Years Ended December 31, 2023, 2022 and 2021

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

For comparison of the fiscal years ended December 31, 2022 and 2021, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended December 31, 2022 filed with the SEC on March 8, 2023, under the subheading "Comparison of the years ended December 31, 2022 and 2021".

	Years ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%
	(dollars in thousands)
Revenue
Hardware	$137,201	$87,372	$69,629	$49,829	57%	$17,743	25%
Professional services	35,473	32,301	22,732	3,172	10%	9,569	42%
Hosted services	64,164	48,148	18,276	16,016	33%	29,872	163%
Total revenue	236,838	167,821	110,637	69,017	41%	57,184	52%

Cost of revenue
Hardware	108,780	83,289	70,448	25,491	31%	12,841	18%
Professional services	55,495	59,547	38,189	(4,052)	(7)%	21,358	56%
Hosted services	23,034	23,637	12,073	(603)	(3)%	11,564	96%
Total cost of revenue	187,309	166,473	120,710	20,836	13%	45,763	38%

Operating expense
Research and development	28,805	29,422	21,572	(617)	(2)%	7,850	36%
Sales and marketing	19,209	20,872	14,017	(1,663)	(8)%	6,855	49%
General and administrative	44,674	55,305	25,990	(10,631)	(19)%	29,315	113%
Total operating expenses	92,688	105,599	61,579	(12,911)	(12)%	44,020	71%

Loss from operations	(43,159)	(104,251)	(71,652)	61,092	(59)%	(32,599)	45%

Other income (expense)
Interest income (expense), net	8,580	1,946	(249)	6,634	341%	2,195	882%
Other (expense) income, net	(116)	595	55	(711)	(119)%	540	982%
Loss before income taxes	(34,695)	(101,710)	(71,846)	67,015	66%	(29,864)	(42)%

Income tax (benefit) expense	(108)	(5,388)	115	5,280	98%	(5,503)	(4785)%
Net Loss	$(34,587)	$(96,322)	$(71,961)	$61,735	64%	$(24,361)	(34)%

Comparison of the Years ended December 31, 2023 and 2022

Revenue

	Years ended December 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Revenue
Hardware	$137,201	$87,372	$49,829	57%
Professional services	35,473	32,301	3,172	10%
Hosted services	64,164	48,148	16,016	33%
Total revenue	$236,838	$167,821	$69,017	41%

Total revenue increased by $69.0 million, or 41%, to $236.8 million for the year ended December 31, 2023, from $167.8 million for the year ended December 31, 2022. Of the $69.0 million increase, $60.3 million was driven by our Smart Apartments solution. The increase in revenue resulted primarily from a 39% increase in Hardware ARPU, increased hardware revenue related to shipping distinct Hub Devices in the current year, a 13% increase in units shipped, a 32% increase in the number of cumulative active subscriptions for our Hosted Services during 2023 compared to 2022, and the realization of additional revenue from our Smart Operations solutions. Below is a table of our revenue drivers.

	Years ended December 31,		Change
	2023	2022	%
Hardware
Hardware units shipped	226,722	200,169	13%
Hardware ARPU	$605.15	$436.49	39%
Professional Services
New units deployed	172,495	207,711	(17)%
Professional services ARPU	$205.65	$155.51	32%
Hosted Services
Units deployed	719,691	547,196	32%
Average aggregate units deployed	633,444	443,341	43%
Non-distinct hub amortization ARPU	$3.04	$3.83	(21)%
SaaS ARPU	$5.40	$5.32	2%
Bookings
Units booked	173,195	282,512	(39)%
Bookings (in thousands)	$158,453	$242,957	(35)%
Units booked SaaS ARPU	$8.32	$4.60	81%

Hardware revenue increased by $49.8 million, or 57%, to approximately $137.2 million for the year ended December 31, 2023, from $87.4 million for the year ended December 31, 2022. This increase in hardware revenue was driven by our Smart Communities Solutions and resulted from a 13% increase in units shipped to 226,722 for the year ended December 31, 2023 from 200,169 for the year ended December 31, 2022, and an ARPU increase of 39% to $605.15 for the 2023 period from $436.49 for the 2022 period. The increase in ARPU is primarily driven by hardware revenue recognized on the shipment of Hub Devices with features that function independently from its software subscription (“distinct Hub Devices") during the year ended December 31, 2023. During the year ended December 31, 2022, exclusively Hub Devices which only functioned with a subscription to its software (“non-distinct Hub Devices") were shipped, and thus, no hardware revenue was recognized for these devices. See Note 2, "Significant Accounting Policies" - Revenue Recognition for more information on revenue recognition related to Hub Devices.

Professional services revenue increased by $3.2 million, or 10%, to $35.5 million for the year ended December 31, 2023, from $32.3 million for the year ended December 31, 2022. Of the $3.2 million increase, $1.7 million and $1.0 million was driven by our Access Control and Community WiFi solutions, respectively. Professional services ARPU increased by 32% to $205.65 for the year ended December 31, 2023 from $155.51 for the year ended December 31, 2022. New Units Deployed decreased by 17% to 172,495 units for the year ended December 31, 2023 from 207,711 units for the year ended December 31, 2022.

Hosted Services revenue increased by $16.0 million, or 33%, to approximately $64.1 million for the year ended December 31, 2023, from $48.1 million for the year ended December 31, 2022. Of the $64.1 million revenue in 2023, $23.0 million is related to hub amortization and $41.1 million is related to SaaS revenue. Revenue increased from hub amortization and SaaS by $2.7 million and $13.3 million, respectively, from the year ended December 31, 2022 to the year ended December 31, 2023. The increase from both components of Hosted Services revenue resulted primarily from a 32% increase in the aggregate number of Units Deployed, primarily of our Smart Apartment solution, from 547,196 units at December 31, 2022 to 719,691 units at December 31, 2023 and an increase in SaaS ARPU of 2% to $5.40 for the year ended December 31, 2023 from $5.32 for the year ended December 31, 2022. Approximately $2.9 million of the 2023 increase in SaaS was contributed from our Smart Operations Solutions.

Additionally, our Hosted Services growth is driven by our ability to retain our customers and minimize Customer Churn. Customer Churn is defined as the total number of units previously deployed during the period at a given property where a customer has cancelled all product subscriptions. We have not experienced Customer Churn in our Smart Apartment solution since inception. We have received cancellations on our stand-alone Self-Guided Tour solution, which is considered Customer Churn when it is the only SmartRent product at the given location prior to cancellation. Including these Self-Guided Tour cancellations, our Customer Churn rate for our Smart Communities Solutions is 0.02% for the year ended December 31, 2023 compared to 0.01% for the year ended December 31, 2022. Our Customer Churn rate is calculated by dividing the Customer Churn on our Smart Communities Solutions by our aggregate Units Deployed for a given period.

With respect to our SaaS subscriptions, our Net Revenue Retention was 105% for the year ended December 31, 2023. We calculate our Net Revenue Retention as of the end of a given period by dividing monthly recurring revenue ("MRR") at the end of the period (excluding MRR from properties deployed during the current period) by MRR for the same period in the prior year. Net Revenue Retention includes any reductions in revenue caused by cancellations or downgrades, offset by additions to revenue from price increases on existing products, additions of new products at existing properties and subscription upgrades. We calculate non-distinct hub amortization ARPU as total revenue contribution from non-distinct hub amortization during a given period divided by the average aggregate Units Deployed in the same period.

Bookings represent the contract value of hardware, professional services, and the first year of ARR for binding orders executed during a stated measurement period. We calculate Units Booked SaaS ARPU as the first year ARR for binding orders executed during the stated measurement period divided by the total Units Booked in the same period.

We don’t expect to deploy any more non-distinct Hub Devices, thus, the revenue contribution from hub amortization should decrease in future periods until the non-distinct Hub Devices are fully amortized. The table below shows the expected revenue contribution from hub amortization.

	For the years ended December 31,
	2024	2025	2026	2027
	(dollars in thousands)

Revenue contribution from hub amortization
Q1	$5,295	$4,700	$2,196	$156
Q2	5,161	4,530	1,454	54
Q3	5,106	3,556	884	19
Q4	4,897	2,834	413	3
Total	$20,459	$15,620	$4,947	$232

We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. We had 173,195 and 282,512 Units Booked during the years ended December 31, 2023 and 2022, respectively.

Cost of Revenue

	Years ended December 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue
Hardware	$108,780	$83,289	$25,491	31%
Professional services	55,495	59,547	(4,052)	(7)%
Hosted services	23,034	23,637	(603)	(3)%
Total cost of revenue	$187,309	$166,473	$20,836	13%

Total cost of revenue increased by $20.8 million, or 13%, to $187.3 million for the year ended December 31, 2023, from $166.5 million for the year ended December 31, 2022. The increase in cost of revenue resulted primarily from a 13% increase in units shipped of our Smart Apartment solution hardware devices and the shipment of distinct Hub Devices in the current period.

Hardware cost of revenue increased by $25.5 million, or 31%, to $108.8 million for the year ended December 31, 2023, from $83.3 million for the year ended December 31, 2022. This increase in hardware cost of revenue was primarily attributable to approximately $26.4 million of additional cost resulting from greater sales volumes and the shipment of distinct Hub Devices during the year ended December 31, 2023, partially offset by reductions to other costs of revenue attributable to improved processes and efficiencies.

Professional services cost of revenue decreased by $4.1 million, or 7%, to $55.5 million for the year ended December 31, 2023, from $59.6 million for the year ended December 31, 2022. The decrease in professional services cost of revenue is primarily attributable to a decrease in personnel-related costs, and related travel, of $7.1 million. This was partially offset by an increase of approximately $3.8 million resulting from an increase in third-party direct labor costs. This year we have invested in technology initiatives to allow our teams to be more efficient and furthered our collaboration with third-party partners to augment our professional services. As a result, we believe that we have transformed our professional services to a more variable cost model that will improve efficiency in future periods.

Hosted Services cost of revenue decreased by $0.6 million to $23.0 million for the year ended December 31, 2023, from $23.6 million for the year ended December 31, 2022. The decrease resulted from the decrease in personnel related costs, partially offset by the increase in the aggregate number of Units Deployed and the resulting increase in hub amortization and the number of active subscriptions for our software service applications.

Operating Expenses

	Years ended December 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$28,805	$29,422	$(617)	(2)%
Sales and marketing	19,209	20,872	(1,663)	(8)%
General and administrative	44,674	55,305	(10,631)	(19)%

Research and development expenses decreased by $0.6 million, or 2%, to $28.8 million for the year ended December 31, 2023, from $29.4 million for the year ended December 31, 2022, resulting primarily from a decrease of approximately $0.5 million of personnel-related expenses recorded during the year ended December 31, 2023. We believe our research and development costs will increase in absolute dollars as we increase our investment in product development to broaden the capabilities of our solutions and introduce new products and features – in particular, as we enhance our WiFi offering.

Sales and marketing expenses decreased by $1.7 million, or 8%, to $19.2 million for the year ended December 31, 2023 from $20.9 million for the year ended December 31, 2022, resulting primarily from a decrease of approximately $0.8 million in stock-based compensation, and $0.5 million in conference and trade show expenses.

For the year ended December 31, 2023, general and administrative expenses decreased by $10.6 million, or 19%, to $44.7 million, from $55.3 million for the year ended December 31, 2022, resulting primarily from a $4.4 million asset impairment related to a prepaid license agreement during the year ended December 31, 2022. Additionally, business insurance and third-party consulting expenses decreased by $2.3 million and $2.0 million, respectively.

Other Income

	Years ended December 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Interest income, net	$8,580	$1,946	$6,634	341%
Other (expense) income, net	(116)	595	(711)	(119)%

Interest income, net increased by $6.6 million to approximately $8.5 million for the year ended December 31, 2023, from $1.9 million for the year ended December 31, 2022. The increase in net interest income for both periods is primarily attributable to interest earned on interest-bearing cash balances.

Other (expense) income, net decreased by $0.7 million, or 119%, to $(0.1) million for the year ended December 31, 2023, from $0.6 million for the year ended December 31, 2022. The decrease in both periods is primarily due to foreign currency adjustments.

Income Taxes

	Years ended December 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Loss before income taxes	$(34,695)	$(101,710)	$67,015	66%
Income tax benefit	(108)	(5,388)	5,280	98%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets at December 31, 2023, and December 31, 2022. As of December 31, 2023, we had U.S. federal net operating losses of $3.7 million that begin to expire in 2032 and $200.9 million which will be carried forward indefinitely. As of December 31, 2023, we had $193.4 million of state net operating loss carryforwards that expire on varying dates. The income tax benefit is related to the federal, state, and international taxes offset by a change in the valuation allowance. The Company also has $0.1 million of R&D credits available that expire in 2039.

On August 16, 2022, the Inflation Reduction Act ("IRA") (H.R. 5376) was signed into law in the United States. The IRA implements a 15% minimum tax on financial statement income of certain large corporations and a 1% excise tax on stock repurchases, among other things. While we continue to evaluate the IRA, we do not believe it will have a material effect on our audited financial statements, including on our effective tax rate or on our liquidity.

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

We define Adjusted EBITDA as EBITDA before the following items: stock-based compensation expense, non-employee warrant expense, non-recurring warranty provisions, asset impairment, loss on extinguishment of debt, non-recurring expenses in connection with acquisitions, severance charges, and other expenses caused by non-recurring, or unusual, events that are not indicative of our ongoing business.

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

	For the years ended December 31,
	2023	2022	2021
	(dollars in thousands)
Net loss	$(34,587)	$(96,322)	$(71,961)
Interest (income) expense, net	(8,580)	(1,946)	249
Income tax (benefit) expense	(108)	(5,388)	115
Depreciation and amortization	5,533	4,262	463
EBITDA	(37,742)	(99,394)	(71,134)
Stock-based compensation	13,271	13,716	8,131
Non-employee warrant expense	(193)	289	931
Compensation expense in connection with acquisitions	2,010	5,042	-
Asset impairment	-	4,441	-
Severance charges	1,070	-	-
Other acquisition expenses	651	1,197	-
Loss on extinguishment of debt	-	-	27
Non-recurring warranty provision	1,746	-	6,430
Adjusted EBITDA	$(19,187)	$(74,709)	$(55,615)

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had cash and cash equivalents of $215.2 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

ADI Global Distribution Agreement

On August 3, 2023, we entered into the Agreement with ADI, pursuant to which, ADI will serve as our non-exclusive hardware fulfillment partner throughout the United States, Canada, and Puerto Rico. In connection with the Agreement, the Company has agreed to transfer certain of its inventory to ADI, to fulfill our sales in exchange for cash. No revenue is recognized when inventory is transferred to ADI. We believe the Agreement will result in a net positive cash flow impact in future periods.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of December 31, 2023, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of the Company’s assets and guaranteed by each of the Company’s material domestic subsidiaries.

Legacy SmartRent Preferred Stock Issuances

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

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $285.5 million as of December 31, 2023. We may require additional capital to continue our operations in future periods. We expect to incur expenses related to non-cancellable contractual obligations such as from our operating leases.

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

Stock Repurchase Program

In March 2024, our Board of Directors authorized a stock repurchase program pursuant to which we may repurchase up to $50 million of our Class A common stock. Repurchases under the program may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock and may be suspended at any time at our discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

To date, we have not made any repurchases under our stock repurchase program, and $50 million remains available for future repurchases.

Cash Flow Summary - Years Ended December 31, 2023, 2022 and 2021

The following table summarizes our cash flows for the periods presented:

	Years ended December 31,
	2023	2022	2021
	(dollars in thousands)
Net cash provided by (used in)
Operating activities	$5,981	$(77,833)	$(70,376)
Investing activities	(6,023)	(133,993)	(9,373)
Financing activities	(1,905)	(2,801)	473,926

Operating Activities

For the year ended December 31, 2023, our operating activities resulted in net proceeds of $6.0 million in cash resulting primarily from $27.8 million provided by non-cash expenses and $12.8 million provided by changes in our operating assets and liabilities, partially offset by our net loss of $34.6 million. Non-cash expenses consisted primarily of stock-based compensation of $13.3 million, depreciation and amortization of $5.5 million, compensation expense related to acquisitions of $2.1 million, and provision for excess and obsolete inventory of $2.5 million. Changes in our operating assets and liabilities primarily resulted from a $31.7 million decrease in inventory and a $13.0 million decrease in deferred cost of revenue, partially offset by a $16.8 million decrease in deferred revenue and an $11.0 million decrease in accrued expenses and other liabilities. While the Agreement with ADI did not have a cash flow impact during the year ended December 31, 2023, we believe the Agreement will have a positive impact on cash flow in future periods.

For the year ended December 31, 2022, our operating activities used $77.8 million in cash resulting primarily from our net loss of $96.3 million and $4.9 million used in changes in our operating assets and liabilities, partially offset by $23.4 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $42.8 million increase in inventory, $15.9 million increase in accounts receivable, and $9.9 million increase in deferred cost of revenue, partially offset by a $43.7 million increase in deferred revenue, a $12.4 million increase in accounts payable, and a $3.2 million increase in accrued expenses and other liabilities. Non-cash expenses consisted primarily of stock-based compensation of $13.7 million, compensation expense related to acquisitions of $5.0 million, $4.4 million of asset impairment, and depreciation and amortization of $4.3 million, partially offset by a deferred tax benefit of $5.7 million resulting from the SightPlan acquisition.

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

Investing Activities

For the year ended December 31, 2023, we used $6.0 million of cash for investing activities, resulting primarily from cash paid of $3.6 million for capitalized internal-use software development costs and $2.3 million cash paid for investment in non-affiliate.

For the year ended December 31, 2022, we used $134.0 million of cash for investing activities, resulting primarily from $129.7 million used for the SightPlan acquisition, net of cash acquired.

For the year ended December 31, 2021, we used $9.4 million of cash for investing activities, resulting primarily due to $5.9 million used for the iQuue acquisition, net of cash acquired.

Financing Activities

For the year ended December 31, 2023, our financing activities used $1.9 million of cash, resulting primarily from $1.7 million used for earnout payments related to the iQuue acquisition.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

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

We may enter into contracts that contain multiple distinct performance obligations including hardware and Hosted Services. The hardware performance obligation includes the delivery of hardware, and the Hosted Services performance obligation allows the customer use of our software during the contracted-use term. The subscription for the software and certain Hub Devices combine as one performance obligation, and there is no support or ongoing subscription for other device hardware. We partner with several manufacturers to offer a range of compatible hardware options for its customers. We maintain control of the hardware purchased from manufacturers prior to it being transferred to the customer, and accordingly, SmartRent is considered the principal in these arrangements.

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

We will remain an “emerging growth company” under the JOBS Act until the earliest of (a) the first fiscal year following the fifth anniversary of the initial public offering by FWAA (the "FWAA IPO"), which closed on February 9, 2021, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non- convertible debt securities during the previous three years.

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

Interest Rate Fluctuation Risk

As of December 31, 2023, we had cash, cash equivalents, and restricted cash of approximately $215.7 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $21.6 million, or decrease our annual interest income by $8.5 million, based on our cash position as of December 31, 2023.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SmartRent, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Deloitte & Touche LLP

Tempe, Arizona

March 5, 2024

We have served as the Company's auditor since 2020.

Item 1 - Financial Statements

SMARTRENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$215,214	$210,409
Restricted cash, current portion	495	7,057
Accounts receivable, net	61,903	62,442
Inventory	41,575	75,725
Deferred cost of revenue, current portion	11,794	13,541
Prepaid expenses and other current assets	9,359	9,182
Total current assets	340,340	378,356
Property and equipment, net	1,400	2,069
Deferred cost of revenue	11,251	22,508
Goodwill	117,268	117,268
Intangible assets, net	27,249	31,123
Other long-term assets	12,248	9,521
Total assets	$509,756	$560,845

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,076	$18,360
Accrued expenses and other current liabilities	24,976	34,396
Deferred revenue, current portion	77,257	80,020
Total current liabilities	117,309	132,776
Deferred revenue	45,903	59,928
Other long-term liabilities	4,096	3,941
Total liabilities	167,308	196,645

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of December 31, 2023 and December 31, 2022; no shares of preferred stock issued and outstanding as of December 31, 2023 and December 31, 2022	-	-

Stockholders' equity
Common stock, $0.0001 par value; 500,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 203,327 and 198,525 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	628,156	615,281
Accumulated deficit	(285,512)	(250,925)
Accumulated other comprehensive loss	(216)	(176)
Total stockholders' equity	342,448	364,200
Total liabilities, convertible preferred stock and stockholders' equity	$509,756	$560,845

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	For the years ended December 31,
	2023	2022	2021
Revenue
Hardware	$137,201	$87,372	$69,629
Professional services	35,473	32,301	22,732
Hosted services	64,164	48,148	18,276
Total revenue	236,838	167,821	110,637

Cost of revenue
Hardware	108,780	83,289	70,448
Professional services	55,495	59,547	38,189
Hosted services	23,034	23,637	12,073
Total cost of revenue	187,309	166,473	120,710

Operating expense
Research and development	28,805	29,422	21,572
Sales and marketing	19,209	20,872	14,017
General and administrative	44,674	55,305	25,990
Total operating expense	92,688	105,599	61,579

Loss from operations	(43,159)	(104,251)	(71,652)

Interest income (expense), net	8,580	1,946	(249)
Other (expense) income, net	(116)	595	55
Loss before income taxes	(34,695)	(101,710)	(71,846)

Income tax (benefit) expense	(108)	(5,388)	115
Net loss	$(34,587)	$(96,322)	$(71,961)
Other comprehensive loss
Foreign currency translation adjustment	(40)	(185)	(226)
Comprehensive loss	$(34,627)	$(96,507)	$(72,187)
Net loss per common share
Basic and diluted	$(0.17)	$(0.49)	$(0.96)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	200,700	195,575	74,721

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity (Deficit)

Balance, December 31, 2020	104,822	$111,432	10,376	$-	$4,157	$(82,642)	$235	$(78,250)
Issuance of Series C Preferred Stock for cash, net of offering costs	16,404	34,793	-	-	-	-	-	-
Exercise of warrants	-	-	2,457	-	5	-	-	5
Conversion of Convertible Preferred Stock to Common Stock	(121,226)	(146,225)	121,226	13	146,212	-	-	146,225
Reverse recapitalization, net of transaction costs	-	-	59,657	6	444,641	-	-	444,647
Stock-based compensation	-	-	-	-	8,131	-	-	8,131
Redemption of warrants	-	-	148	-	-	-	-	-
Common stock warrants issued to customers as consideration	-	-	-	-	121	-	-	121
Common stock warrants related to marketing expense	-	-	-	-	810	-	-	810
Net loss	-	-	-	-	-	(71,961)	-	(71,961)
Other comprehensive loss	-	-	-	-	-	-	(226)	(226)
Balance, December 31, 2021	-	-	193,864	19	604,077	(154,603)	9	449,502
Stock-based compensation	-	-	-	-	13,716	-	-	13,716
Tax withholdings related to net share settlement of equity awards	-	-	(907)	-	(4,045)	-	-	(4,045)
Issuance of common stock upon vesting of equity awards	-	-	3,026	1	-	-	-	1
Common stock warrants issued to customers as consideration	-	-	-	-	72	-	-	72
Common stock warrants related to marketing expense	-	-	-	-	217	-	-	217
Reverse recapitalization, net of transaction costs	-	-	-	-	(70)	-	-	(70)
Exercise of options	-	-	465	-	219	-	-	219
Net settlement related to exercise of options	-	-	(5)	-	(33)	-	-	(33)
Exercise of warrants	-	-	1,874	-	3	-	-	3
ESPP purchases	-	-	208	-	1,125	-	-	1,125
Net loss	-	-	-	-	-	(96,322)	-	(96,322)
Other comprehensive loss	-	-	-	-	-	-	(185)	(185)
Balance, December 31, 2022	-	-	198,525	20	615,281	(250,925)	(176)	364,200
Stock-based compensation	-	-	-	-	13,271	-	-	13,271
Issuance of common stock upon vesting of equity awards	-	-	2,259	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(658)	-	(1,925)	-	-	(1,925)
Exercise of options	-	-	3,035	-	913	-	-	913
Net settlement related to exercise of options	-	-	(148)	-	-	-	-	-
ESPP purchases	-	-	314	-	809	-	-	809
Common stock warrants issued to customers as consideration			-	-	(193)	-	-	(193)
Net Loss	-	-	-	-	-	(34,587)	-	(34,587)
Other comprehensive loss	-	-	-	-	-	-	(40)	(40)
Balance, December 31, 2023	-	$-	203,327	$20	$628,156	$(285,512)	$(216)	$342,448

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,587)	$(96,322)	$(71,961)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	5,533	4,262	463
Amortization of debt discount	-	-	14
Asset Impairment	-	4,441	-
Non-employee warrant expense	(193)	289	931
Provision for warranty expense	2,135	(784)	7,634
Loss on extinguishment of debt	-	-	27
Non-cash lease expense	1,104	1,405	621
Stock-based compensation related to acquisition	109	811	812
Stock-based compensation	13,162	12,905	7,319
Compensation expense related to acquisition	2,057	5,042	-
Change in fair value of earnout related to acquisition	412	310	-
Deferred tax benefit	-	(5,720)	-
Non-cash interest expense	139	107	11
Provision for excess and obsolete inventory	2,494	117	(39)
Provision for doubtful accounts	819	242	226
Change in operating assets and liabilities
Accounts receivable	(177)	(15,943)	(23,969)
Inventory	31,689	(42,811)	(15,778)
Deferred cost of revenue	13,003	(9,880)	(9,315)
Prepaid expenses and other assets	838	5,570	(11,284)
Accounts payable	(3,484)	12,446	3,811
Accrued expenses and other liabilities	(11,046)	3,243	1,605
Deferred revenue	(16,800)	43,691	38,945
Lease liabilities	(1,226)	(1,254)	(449)
Net cash provided by (used in) operating activities	5,981	(77,833)	(70,376)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for SightPlan acquisition, net of cash acquired	-	(129,676)	-
Payments for iQuue acquisition, net of cash acquired	-	-	(5,902)
Payments for investment in non-affiliate	(2,250)	-	-
Purchase of property and equipment	(147)	(1,113)	(1,471)
Payment for loan receivable	-	-	(2,000)
Capitalized software costs	(3,626)	(3,204)	-
Net cash used in investing activities	(6,023)	(133,993)	(9,373)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on term loan	-	-	(4,861)
Payments of senior revolving facility transaction costs	-	-	(658)
Proceeds from warrant exercise	-	3	5
Proceeds from options exercise	913	186	-
Proceeds from ESPP purchases	809	1,125	-
Taxes paid related to net share settlements of stock-based compensation awards	(1,925)	(4,045)	-
Convertible preferred stock issued	-	-	35,000
Payments of convertible stock transaction costs	-	-	(207)
Proceeds from business combination and private offering	-	-	500,628
Payments for business combination and private offering transaction costs	-	(70)	(55,981)
Payment of earnout related to acquisition	(1,702)	-	-
Net cash (used in) provided by financing activities	(1,905)	(2,801)	473,926
Effect of exchange rate changes on cash and cash equivalents	(57)	(264)	(191)
Net decrease (increase) in cash, cash equivalents, and restricted cash	(2,004)	(214,891)	393,986
Cash, cash equivalents, and restricted cash - beginning of period	217,713	432,604	38,618
Cash, cash equivalents, and restricted cash - end of period	$215,709	$217,713	$432,604

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$215,214	$210,409	$430,841
Restricted cash, current portion	495	7,057	1,268
Restricted cash, included in other long-term assets	-	247	495
Total cash, cash equivalents, and restricted cash	$215,709	$217,713	$432,604

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands)

	For the years ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information
Interest paid	$97	$146	$254
Cash paid for income taxes	78	197	14
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	9	110	25
Contingent consideration	-	-	5,230
Acquisition consideration held in escrow	-	-	1,021
Conversion of convertible preferred stock to common stock	-	-	146,225

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

The Company, formerly known as Fifth Wall Acquisition Corp. I, was originally incorporated in Delaware on November 23, 2020, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 9, 2021, the Company consummated its initial public offering, following which its shares began trading on the Nasdaq National Market. On April 21, 2021, FWAA entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with SmartRent.com, Inc. (“Legacy SmartRent”) and Einstein Merger Corp. I, a wholly owned subsidiary of FWAA. On August 24, 2021, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, FWAA changed its name to SmartRent, Inc. and its shares began trading on the NYSE under the symbol “SMRT.” As a result of the Business Combination, SmartRent, Inc. became the owner, directly or indirectly, of all of the equity interests of Legacy SmartRent and its subsidiaries.

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

The Company accounted for this transaction as a reverse merger in accordance with GAAP. Under this method of accounting, FWAA was treated as the “acquired” company for financial reporting purposes. See Note 2 "Significant Accounting Policies" for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy SmartRent issuing stock for the net assets of FWAA, accompanied by a recapitalization. The net assets of FWAA are stated at historical cost, with no goodwill or intangible assets recorded.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company's financial statements have been prepared on a consolidated basis and as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 include the consolidated accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.

Immaterial Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2022, the Company’s management identified an error in the classification of cash paid for capitalized software costs that had previously been included in operating activities but should have been included in investing activities within the statement of cash flows. As a result, the accompanying consolidated statement of cash flows for the year ended December 31, 2022 has been restated from amounts previously reported. For the year ended December 31, 2021, no such costs were paid, thus, no restatement was required. Management determined that the error was not material to previously issued financial statements. The following table presents the effects of the restatement to the Company’s consolidated statement of cash flows for the year ended December 31, 2022.

	As Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities:
Change in Prepaid expenses and other Assets	$2,366	$3,204	$5,570
Net cash used in operating activities	(81,037)	3,204	(77,833)

Cash Flows from Investing Activities:
Capitalized software costs	-	(3,204)	(3,204)
Net cash used in investing activities	$(130,789)	$(3,204)	$(133,993)

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

Acquisitions

In March 2022, the Company purchased all of the outstanding equity interests of SightPlan in an acquisition that meets the definition of a business combination, for which the acquisition method of accounting was used (see Note 13). The acquisition was recorded on the date that the Company obtained control over the acquired business. The consideration paid was determined on the acquisition date. The acquisition-related costs, such as professional fees, were excluded from the consideration transferred and were recorded as expense in the period incurred. Assets acquired and liabilities assumed by the Company were recorded at their estimated fair values, while goodwill was measured as the excess of the consideration paid over the fair value of the net identifiable assets acquired and liabilities assumed.

In December 2021, the Company purchased all of the outstanding equity interests of iQuue in an acquisition that meets the definition of a business combination, for which the acquisition method of accounting was used. The acquisition was recorded on the date that the Company obtained control over the acquired business. The consideration paid was determined on the acquisition date. The acquisition-related costs, such as professional fees, were excluded from the consideration transferred and recorded as expense in the period incurred. Assets acquired and liabilities assumed by the Company were recorded at their estimated fair values, while goodwill was measured as the excess of the consideration paid over the fair value of the net identifiable assets acquired and liabilities assumed.

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and Hosted Services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for doubtful accounts on the Consolidated Balance Sheets. The allowance for doubtful accounts totaled $1,361 and $606 as of December 31, 2023, and December 31, 2022, respectively. The provision for doubtful accounts is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss; the provision for doubtful accounts totaled $819, $242, and $226 for the years ended December 31, 2023, 2022, and 2021, respectively. There were no material write-offs of accounts receivable for the years ended December 31, 2023, 2022, and 2021. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for doubtful accounts based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts. Actual collections of accounts receivable could differ from management’s estimates.

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

	Accounts Receivable		Revenue
	As of		For the years ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2021
Customer A	*	30%	12%	15%	12%
Customer B	*	*	*	12%	12%
Customer C	18%	*	12%	*	*
Customer D	13%	*	*	*	*

* Total less than 10% for the respective period

Inventory

Inventories, which are comprised of smart home equipment and components, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

In August 2023 the Company entered into the Agreement with ADI, pursuant to which, ADI will serve as the Company's non-exclusive hardware fulfillment partner throughout the United States, Canada, and Puerto Rico. In connection with the Agreement, the Company has agreed to transfer certain of its inventory to ADI, which ADI will use to fulfill the Company's sales in exchange for cash. The Company is subject to certain buy back provisions relating to the transferred inventory. As of December 31, 2023, the Company recorded $851 in connection with the buy back provision, which is recorded in other current liabilities on the balance sheet. The Company retains control of the inventory transferred to ADI and continues to recognize the inventory on the balance sheet. Revenue is recognized at a point in time when the inventory is shipped to the customer. No revenue is recognized when inventory is transferred to ADI.

Goodwill

Goodwill represents the excess of cost over net assets of the Company's completed business combinations. The Company tests for potential impairment of goodwill on an annual basis as of September 30 to determine if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. No goodwill impairment has been recorded as of December 31, 2023 and December 31, 2022.

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

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Costs of improvements that extend the economic life or improve service potential are capitalized. Expenditures for routine maintenance and repairs are charged to expense as incurred. Repairs and maintenance expense for the years ended December 31, 2023, 2022 and 2021 was $26, $50 and $15, respectively, and is included in general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the years ended December 31, 2023, 2022 and 2021, warranty expense included in cost of hardware revenue was $2,142, $852 and $8,305, respectively. As of December 31, 2023, and December 31, 2022, the Company’s warranty allowance was $2,215 and $2,277, respectively.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. During the year ended December 31, 2021, the Company identified additional deficient batteries, and while the number of deficient batteries is less than one percent of the total number of all batteries deployed, the Company has elected to replace all such batteries from previously deployed hardware devices. As of December 31, 2023, and December 31, 2022, $864 and $1,687, respectively, is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the year ended December 31, 2023, the Company identified a deficiency with the firmware and sensor accuracy of certain hardware sold and has included an estimate of the expected cost to update the related firmware and hardware. As of December 31, 2023, $410 is included in the Company’s warranty allowance related to the remaining cost to perform the firmware and hardware updates.

	As of
	December 31, 2023	December 31, 2022
Warranty reserve beginning balance	$2,277	$6,106
Non-recurring warranty items incurred	1,746	-
Warranty accrual (reversal) for completed projects	327	(784)
Warranty settlements	(2,135)	(3,045)
Warranty reserve ending balance	$2,215	$2,277

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2023 or 2022. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

The Company may enter into contracts that contain multiple distinct performance obligations. The transaction price for a typical arrangement includes the price for: smart home hardware devices, professional services, and a subscription for use of the Company's software (“Hosted Services”). Included in these contracts are centrally connected devices ("Hub Devices"), which integrate the Company’s enterprise software with third party smart devices. Historically, the Company only sold non-distinct Hub Devices which only functioned with a subscription to its software. During the year ended December 31, 2022, the Company began shipping distinct Hub Devices. Non-distinct Hub Devices are recognized as a single performance obligation with the Company’s software in Hosted Services revenue, while distinct Hub Devices are recognized as a separate performance obligation in hardware revenue. When distinct Hub Devices are included in a contract, the Hosted Services performance obligation is comprised of only the Company’s software.

The Company considers delivery for each of the hardware, professional services and Hosted Services to be separate performance obligations. The hardware performance obligation includes the delivery of smart home hardware and distinct Hub Devices. The professional services performance obligation includes the services to install the hardware. The Hosted Services performance obligation provides a subscription that allows the customer access to software during the contracted-use term when the promised service is provided to the customer. Also included in the hosted service performance obligation are non-distinct Hub Devices that only function with a subscription to the Company’s software.

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

•
Hardware Revenue

Hardware revenue results from the direct sale to customers of hardware smart home devices, which devices generally consist of a distinct Hub Device, door-locks, thermostats, sensors, and light switches. These hardware devices provide features that function independently without subscription to the Company's software, and the performance obligation for hardware revenue is considered satisfied and revenue is recognized at a point in time when the hardware device is shipped to the customer. The Company generally provides a one-year warranty period on hardware devices that are delivered and installed. The cost of the warranty is recorded as a component of cost of hardware revenue.

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

•
Hardware

Cost of hardware revenue consists primarily of direct costs of products, such as the distinct Hub Device, hardware devices, supplies purchased from third-party providers, and shipping costs, together with indirect costs related to warehouse facilities (including depreciation and amortization of capitalized assets and right-of-use assets), infrastructure costs, personnel-related costs associated with the procurement and distribution of products and warranty expenses together with the indirect cost of customer care and support.

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

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. As of December 31, 2023, the Company had capitalized $7,064 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $6,163 remained to be amortized. As of December 31, 2022, the Company had capitalized $3,145 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $3,066 remains to be amortized. During the years ended December 31, 2023 and 2022, $822 and $79 of amortization expense related to capitalized research and development was recorded in research and development expenses on the Consolidated Statements of Operations and Comprehensive Loss, respectively. There was no such amortization expense recorded during the year ended December 31, 2021.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $432, $292 and $801 of advertising expenses for the years ended December 31, 2023, 2022 and 2021, respectively.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $8,280 and $8,096 of assets outside the United States at December 31, 2023, and December 31, 2022, respectively.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates the annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is also permitted. The Company is currently evaluating the potential effect that the updated standard will have on the consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09 - Income Taxes (Topics 740): Improvements to Income Tax Disclosures. This ASU requires the expansion of disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the potential effect that the updated standard will have on the consolidated financial statement disclosures.

Recently Adopted Accounting Guidance

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

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of December 31, 2023			As of December 31, 2022
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$215,214	$-	$215,214	$210,409	$-	$210,409
Restricted cash	Level 1	495	-	495	7,304	-	$7,304
Total		$215,709	$-	$215,709	$217,713	$-	$217,713

The Company reports the current portion of restricted cash as a separate item in the Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Consolidated Balance Sheets.

		As of December 31, 2023		As of December 31, 2022
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$4,250	$4,250	$5,540	$5,540
Total liabilities		$4,250	$4,250	$5,540	$5,540

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the year ended December 31, 2023 and the year ended December 31, 2022 are as follows.

	As of
	December 31, 2023	December 31, 2022
Balance at beginning of period	$5,540	$5,230
Payment of earnout in connection with the iQuue acquisition	(1,702)	-
Change in fair value of earnout	412	310
Balance at end of period	$4,250	$5,540

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of December 31, 2023 and December 31, 2022. During the year ended December 31, 2023 the Company determined there was a $412 increase in the fair value of the earnout, primarily due to a decreased payment term as the Company is one year closer to the payout date. During the year ended December 31, 2022, there was a $310 increase in the fair value of the earnout, primarily due to a decreased payment term as the Company gets closer to the payout date. The Company recorded these adjustments in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss. See Note 13 for more information regarding the earnout payment. The following table sets forth the weighted-average assumptions used to estimate the fair value of the earnout payment as of December 31, 2023 and December 31, 2022.

	As of
	December 31, 2023	December 31, 2022
Discount Rate	10.50%	9.80%
Volatility	42.00%	42.00%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and SmartRent Solution.

	For the years ended December 31,
	2023	2022	2021
Revenue by geography
United States	$235,553	$165,795	$108,072
International	1,285	2,026	2,565
Total revenue	$236,838	$167,821	$110,637

	For the years ended December 31,
	2023	2022	2021
Revenue by type
Hardware	$137,201	$87,372	$69,629
Professional services	35,473	32,301	22,732
Hosted services	64,164	48,148	18,276
Total revenue	$236,838	$167,821	$110,637

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

	For the years ended December 31,
	2023				2022				2021
	(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2023	Hardware	Professional Services	Hosted Services	Total 2022	Hardware	Professional Services	Hosted Services	Total 2021
Smart Communities Solutions
Smart Apartments	$130,894	$30,546	$49,696	$211,135	$82,799	$30,419	$37,605	$150,823	$64,393	$22,082	$17,458	$103,933
Access Control	3,607	3,527	912	8,047	3,440	1,799	316	5,555	1,967	342	30	2,339
Community WiFi	395	996	688	2,078	179	44	257	480	657	273	13	943
Other	2,305	404	1,534	4,243	954	39	1,537	2,529	2,612	35	775	3,422
Smart Operations Solutions	-	-	11,334	11,334	-	-	8,433	8,433	-	-	-	-
Total Revenue	$137,201	$35,473	$64,164	$236,838	$87,372	$32,301	$48,148	$167,821	$69,629	$22,732	$18,276	$110,637

Remaining Performance Obligations

Advance payments received from customers are recorded as deferred revenue and are recognized upon the completion of related performance obligations over the period of service. Advance payments for non-distinct Hub Devices were recorded as deferred revenue and recognized over their average in-service life. Advance payments received from customers for subscription services are recorded as deferred revenue and recognized over the term of the subscription. A summary of the change in deferred revenue is as follows.

	For the years ended December 31,
	2023	2022
Deferred revenue balance as of January 1	$139,948	$95,597
Revenue recognized from balance of deferred revenue at the beginning of the period	(47,919)	(25,934)
Revenue deferred during the period	71,243	111,861
Revenue recognized from revenue originated and deferred during the period	(40,112)	(41,576)
Deferred revenue balance as of December 31	$123,160	$139,948

As of December 31, 2023, the Company expects to recognize 56% of its total deferred revenue within the next 12 months, 21% of its total deferred revenue between 13 and 36 months, 20% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of December 31, 2023 and 2022 are $39,195 and $39,932, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights.

Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	December 31, 2023	December 31, 2022
Finished Goods	$41,206	$74,276
Raw Materials	369	1,449
Total inventory	$41,575	$75,725

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2023 and 2022, the Company recorded write-downs of $2,837 and $117, respectively.

Prepaid expenses and other current assets consisted of the following.

	As of
	December 31, 2023	December 31, 2022
Prepaid expenses	$7,144	$5,042
Other current assets	2,215	4,140
Total prepaid expenses and other current assets	$9,359	$9,182

Property and equipment, net consisted of the following.

	As of
	December 31, 2023	December 31, 2022
Computer hardware	$2,242	$2,192
Leasehold improvements	717	698
Warehouse and other equipment	748	632
Furniture and fixtures	146	163
Property and equipment	3,853	3,685
Less: Accumulated depreciation	(2,453)	(1,616)
Total property and equipment, net	$1,400	$2,069

Depreciation and amortization expense on all property, plant and equipment was $837, $816 and $463 during the years ended December 31, 2023, 2022 and 2021, respectively.

Intangible assets, net consisted of the following.

	As of
	December 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(4,001)	$18,989	$22,990	$(1,778)	$21,212
Developed technology	10,600	(2,911)	7,689	10,600	(1,440)	9,160
Trade name	900	(329)	571	900	(149)	751
Total intangible assets, net	$34,490	$(7,241)	$27,249	$34,490	$(3,367)	$31,123

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Amortization expense on all intangible assets was $3,874 and $3,367 for the years ended December 31, 2023 and 2022, respectively. There was no amortization expense for the year ended December 31, 2021 as the assets were acquired on December 31, 2021 or thereafter. Total future amortization for finite-lived intangible assets is estimated as follows.

Amortization Expense
2024	$3,873
2025	3,873
2026	3,873
2027	3,734
2028	3,693
Thereafter	8,203
Total	$27,249

Other long-term assets consisted of the following.

	As of
	December 31, 2023	December 31, 2022
Capitalized software costs, net	$5,632	$3,066
Operating lease - ROU asset, net	2,550	3,968
Investment in non-affiliate	2,250	-
Restricted cash, long-term portion	-	247
Other long-term assets	1,816	2,240
Total other long-term assets	$12,248	$9,521

Amortization expense on capitalized research and development costs was $822 and $79 for the years ended December 31, 2023 and 2022, respectively, which is primarily related to capitalized software costs and was recorded in research and development expenses on the Consolidated Statements of Operations and Comprehensive Loss. There was no such amortization expense recorded during the year ended December 31, 2021.

In December 2023, the Company invested $2,250 in a non-affiliated, privately held entity, under a Simple Agreement for Future Equity ("SAFE") agreement. The non-affiliated entity provides support and consultation for consumers looking to manage and upgrade the technology within their home. The Company’s investment in the SAFE is recorded using the cost method of accounting and included under other long-term assets on the Consolidated Balance Sheets, as it is not readily convertible into cash. If the Company identifies factors that may be indicative of impairment the Company will review the investment for impairment. For the year ended December 31, 2023, the Company did not identify any factors indicative of impairment.

Accrued expenses and other current liabilities consisted of the following.

	As of
	December 31, 2023	December 31, 2022
Accrued compensation costs	$10,272	$14,157
Accrued expenses	6,674	8,571
Warranty allowance	2,215	2,277
Other	5,815	9,391
Total accrued expenses and other current liabilities	$24,976	$34,396

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of December 31, 2023. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $136, $147 and $11, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of December 31, 2023, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the years ended December 31, 2023 and 2022, the facility fee totaled $188 and $190, respectively. There were no facility fees recorded during the year ended December 31, 2021.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of December 31, 2023, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of December 31, 2023 and December 31, 2022, there was no outstanding principal amount under the Senior Revolving Facility.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In August 2019, Legacy SmartRent entered into a loan and security agreement for a Credit Facility. The Credit Facility provided $15,000 of borrowing capacity and consisted of a $10,000 Revolving Facility, which originally matured in August 2021, but was extended to December 2021, and a $5,000 Term Loan Facility, with a maturity date of November 2023. The Term Loan Facility was subject to monthly payments of interest, in arrears, accrued on the principal balance of the Term Loan Facility through November 2020. Thereafter, and continuing through the Term Loan Facility maturity date, the Term Loan Facility was subject to equal monthly payments of principal plus accrued interest. Proceeds from the Credit Facility were used for general corporate purposes. In connection with the Credit Facility, the Company issued warrants (see Note 7) to purchase Legacy SmartRent’s common stock, which were subsequently exercised on September 7, 2021 pursuant to a cashless exercise and resulting in the issuance of 148 shares of Common Stock. At the time of issuance, the fair value of the warrants was recorded as additional paid-in capital with a reduction to the carrying value of the Term Loan Facility. The resulting discount from outstanding principal balance of the Term Loan Facility was amortized using the effective interest rate method over the periods to maturity. Amortization of this discount is recorded as interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss and Comprehensive Loss. In December 2021, the Credit Facility was cancelled upon the repayment in full of the Term Loan Facility principal and accrued interest. The repayment of the Term Loan Facility was accounted for as an extinguishment of debt.

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of December 31, 2023, there are no preferred stock issued or outstanding.

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

Warrants

As of December 31, 2023, warrants issued as consideration to certain customers to purchase 3,663 shares of Common Stock at $0.01 per share remain outstanding. The warrants vest dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer with certain measurement periods which expire in February 2024. The fair value of the vested warrants has been recorded as additional paid-in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. During the years ended December 31, 2022 and 2021, the Company recorded $72 and $121, respectively, as contra-revenue in the Consolidated Statement of Operations and Comprehensive Loss related to these warrants. As of December 31, 2023, the Company determined, based on the count of installed units, the number of warrants to vest would be zero and removed $193 from additional paid-in-capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.

As of December 31, 2023, warrants issued to a former investor to purchase 1,874 shares of Common Stock were fully vested and exercised. The warrants represented compensation paid for marketing services provided by the investor and was accounted for using stock-based compensation guidance. The warrants vested based on the number of installed units attained over a measurement period. The warrants fully vested during the three months ended March 31, 2022 and the warrants were exercised during the three months ended June 30, 2022. The Company recorded the associated marketing expense over the service period as the units were installed with an offset to additional paid-in-capital. During the years ended December 31, 2022 and 2021, the Company recognized $217 and $810 of sales and marketing expense related to these warrants. No such marketing expense was recorded during the year ended December 31, 2023.

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

In March 2019, Legacy SmartRent issued a warrant to purchase common stock to the purchaser of a $2,500 convertible note. The warrant represented compensation paid for marketing services to be provided and was accounted for using stock-based compensation guidance. The warrant vested based on the number of installed units attained over a measurement period, which expired in March 2021. The variability in the units earned was determined to be a performance condition and did not require classification of the warrant as a liability. Upon vesting, the warrant holder was entitled to purchase up to 503 fully paid and non-assessable shares of Legacy SmartRent’s common stock at $0.01 per share, subject to adjustment pursuant to the warrant. The Company measured the fair value of the warrant using the Black-Scholes model. The Company recorded the associated marketing expense over the service period as the units were installed with an offset to additional paid-in-capital. These warrants were exercised by the holder in March 2021, which resulted in 503 shares of common stock being issued by Legacy SmartRent. During the years ended December 31, 2023, 2022 and 2021, no sales and marketing expense related to these warrants was recorded in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

NOTE 8. STOCK-BASED COMPENSATION

2018 Stock Plan

Legacy SmartRent’s board of directors adopted, and its stockholders approved, the SmartRent.com, Inc. 2018 Stock Plan (the “2018 Stock Plan”), effective March 2018. The purpose of the 2018 Stock Plan was to advance the interests of Legacy SmartRent and its stockholders by providing an incentive to attract, retain and reward persons performing services for Legacy SmartRent and by motivating such persons to contribute to the growth and profitability of Legacy SmartRent. The 2018 Stock Plan seeks to achieve this purpose by providing awards in the form of stock options and restricted stock purchase rights. Awards granted as stock options under the 2018 Stock Plan generally expire no later than ten years from the date of grant and become vested and exercisable over a four-year period. All options are subject to certain provisions that may impact these vesting schedules.

Amendment to the 2018 Stock Plan

In April 2021, the board of directors of Legacy SmartRent executed a unanimous written consent to provide an additional incentive to certain employees of Legacy SmartRent by amending the 2018 Stock Plan to allow for the issuance of RSUs and granted a total of 1,533 RSUs to certain employees which vest over four years. The estimated fair value for each RSU issued was approximately $21.55 per share and the total stock-based compensation expense to be amortized over the vesting period is $33,033. Effective upon the Business Combination in August 2021, the 2018 Stock Plan was replaced by the 2021 Plan. The 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. No new awards will be granted out of the 2018 Stock Plan.

2021 Equity Incentive Plan

In connection with the Business Combination, the Board approved and implemented the SmartRent, Inc. 2021 Plan. The purpose of the 2021 Plan is to enhance the Company's ability to attract, retain and motivate persons who make, or are expected to make, important contributions to the Company by providing these individuals with equity ownership opportunities and equity-linked compensation opportunities.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The 2021 Plan authorizes the administrator of the 2021 Plan (generally, the Board or its compensation committee) to provide incentive compensation in the form of stock options, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2021 Plan, the Company is authorized to issue up to 15,500 shares of common stock. Non-employee board member RSUs generally will vest either over one year or three years. The RSUs and options granted to employees are generally subject to a four-year vesting schedule and all vesting generally shall be subject to the recipient’s continued employment with the Company or its subsidiaries through the applicable vesting dates.

The table below summarizes the activity pursuant to the 2021 Plan, for the years ended December 31, 2023, 2022, and the shares available for future issuances as of December 31, 2023, 2022 and 2021.

Shares Available for Future Issuance
Shares available as of December 31, 2021	15,074
Stock options issued, net	(175)
RSUs issued, net	(2,045)
Shares available as of December 31, 2022	12,854
Stock options issued, net	(2,704)
RSUs issued, net	(1,840)
Shares available as of December 31, 2023	8,310

The table below summarizes the activity related to stock options, pursuant to the 2018 Plan and 2021 Plan, for the years ended December 31, 2023 and 2022.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2021	10,457	$0.51	7.96	$95,935
Granted	175	$9.58
Exercised	(465)	$0.47
Forfeited	(496)	$0.47
December 31, 2022	9,671	$0.67	6.99	$18,234
Granted	3,299	$2.84
Exercised	(3,035)	$0.47
Forfeited	(777)	$4.31
December 31, 2023	9,158	$1.21	6.81	$18,112
Exercisable options as of December 31, 2023	5,940	$0.52	6.03	$15,866

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the years ended December 31, 2023, 2022 and 2021, stock-based compensation expense of $1,654, $662 and $906, respectively, was recognized in connection with the outstanding options. As of December 31, 2023, there is $4,457 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Plan and 2021 Plan, for the years ended December 31, 2023 and 2022.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2021	7,671	$4.98
Granted	2,047	$6.63
Vested or distributed	(3,026)	$4.88
Forfeited	(1,199)	$5.06
December 31, 2022	5,493	$5.43
Granted	2,718	$2.94
Vested or distributed	(2,260)	$5.55
Forfeited	(1,490)	$4.27
December 31, 2023	4,461	$4.24

No right to any Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the years ended December 31, 2023, 2022 and 2021 respectively, stock-based compensation expense of $11,273, $11,955 and $6,413 was recognized in connection with the vesting of all RSUs. As of December 31, 2023, there is $16,623 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.1 years.

Employee Stock Purchase Plan

The Company has the ability to initially issue up to 2,000 shares of Common Stock under the ESPP, subject to annual increases effective as of January 1, 2022, and each subsequent January 1 through and including January 1, 2030, in an amount equal to the smallest of (i) 1% of the number of shares of the Common Stock outstanding as of the immediately preceding December 31, (ii) 2,000 shares or (iii) such amount, if any, as the Board may determine.

The table below summarizes the activity related to the ESPP for the years ended December 31, 2023 and 2022.

Shares Available
December 31, 2021	2,000
Annual additions to the plan	1,939
Shares purchased	(208)
December 31, 2022	3,731
Annual additions to the plan	1,985
Shares purchased	(314)
December 31, 2023	5,402

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The ESPP allows employees to purchase shares of the Company's Class A Common Stock at 85 percent of its quoted market price. During the years ended December 31, 2023 and 2022, stock-based compensation expense of $235 and $288, respectively, was recognized in connection with the ESPP. No expense related to the ESPP was recognized during the year ended December 31, 2021.

Stock-Based Compensation

The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes-Merton option pricing model with the following weighted-average assumptions for the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, there were options granted covering 3,299 and 175 shares, respectively. There were no options granted during the year ended December 31, 2021.

	For the years ended December 31,
	2023	2022
Risk free interest	3.55% - 4.32%	1.47%
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	58.80%
Expected life (years)	6.08 - 6.25	6.08

The Company recorded stock-based compensation expense as follows.

	For the years ended December 31,
	2023	2022	2021
Cost of revenue	$1,026	$-	$-
Research and development	3,664	3,668	2,340
Sales and marketing	635	1,396	1,379
General and administrative	7,946	8,652	4,412
Total	$13,271	$13,716	$8,131

During the years ended December 31, 2023, 2022 and 2021, stock-based compensation expense of $109, $811 and $812, respectively, was recognized for 844 shares granted in connection with the Company's February 2020 acquisition of a foreign supplier and are recorded as a component of general and administrative expense.

NOTE 9. INCOME TAXES

The Company's components of income tax (benefit) expense consisted of the following.

	Years Ended December 31,
Income Tax Provision	2023	2022	2021

Federal	$(80)	$-	$-
Foreign	28	99	133
State and local	117	233	-
Current provision	65	332	133

Federal	(173)	(4,390)	-
Foreign	-	(3)	(18)
State and local	-	(1,327)	-
Deferred (benefit) provision	(173)	(5,720)	(18)
Income tax (benefit) expense	$(108)	$(5,388)	$115

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following table presents a reconciliation of the Company’s effective tax rates for the periods indicated.

	Years Ended December 31,
Rate Reconciliation	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%
State rate net of fed benefit	2.7%	3.4%	8.1%
Change in valuation allowance	(28.3%)	(18.2%)	(33.8%)
SPAC transaction costs	0.0%	0.0%	3.7%
Stock compensation	0.0%	2.0%	0.0%
Permanent adjustments	(1.3%)	(0.2%)	(0.6%)
Deferred Adjustments	4.4%	(2.8%)	0.0%
Other	1.7%	0.1%	1.4%
Effective Tax Rate	0.2%	5.3%	(0.2%)

Tax effects of temporary differences can give rise to significant portions of deferred tax assets and deferred tax liabilities. The components of deferred income tax assets and liabilities are as follows.

Tax Effects of Temporary Differences	As of December 31,
	2023	2022
Attributes
Deferred tax asset
Federal NOLs	$42,166	$38,326
State NOLs	10,518	9,782
Deferred revenue	14,551	14,021
Capitalized R&D	9,857	7,973
Other deferred tax assets	7,968	9,187
Total deferred tax assets	85,060	79,289
Less: Valuation allowance	(71,490)	(61,683)
Total net deferred tax asset	$13,570	$17,606

IRC 481(a) Adjustment	(714)	(324)
Deferred costs of revenue	(5,733)	(8,960)
Intangibles	(6,208)	(7,408)
Other deferred tax liabilities	(971)	(1,142)
Total deferred tax liabilities	(13,626)	(17,834)
Net deferred tax liability	$(56)	$(228)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As a result of historical cumulative losses, Management determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net federal and state deferred taxes in future periods. Therefore, a valuation allowance equal to the amount of the net federal and state deferred tax assets was provided at December 31, 2023 and 2022. The net valuation allowance increased by $9,807 from $61,683 to $71,490 in 2023.

As of December 31, 2023, the Company had U.S. federal net operating losses of $3.7 million that begin to expire in 2032 and $200.9 million which will be carried forward indefinitely. As of December 31, 2023, the Company had $193.4 million of state net operating loss carryforwards that expire on varying dates. The Company also has $0.1 million of R&D credits available that expire in 2039.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company recorded net deferred tax liabilities during the year ended December 31, 2022, due to the acquisition of SightPlan. Those net deferred tax liabilities provided a source of taxable income to offset future tax deductions from deferred tax assets, and as a result, management reduced the valuation allowance by $5,902 during the year ended December 31, 2022 (Note 13).

The income tax benefit on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to the federal, state, and international taxes offset by a change in the valuation allowance. We have established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized in future periods if we report taxable income. We believe that we have established an adequate allowance for our uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

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

The Company files income tax returns in the U.S. federal and various state jurisdictions, as well as in Croatia and India. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2018, due to the accumulated net operating losses that are carried forward. Similarly, SightPlan is subject to U.S. federal and state income tax examination by authorities for all tax years beginning in 2012. The Company is subject to Croatian income tax examinations for all tax years beginning in 2018. The Company is subject to Indian income tax examinations for all tax years beginning in 2021.

The Company evaluates uncertain tax positions which requires significant judgments and estimates regarding the recoverability of deferred tax assets, the likelihood of the outcome of examinations of tax positions that may or may not be currently under review and potential scenarios involving settlements of such matters. A summary of changes in the Company's gross unrecognized tax benefits for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	As of December 31,
	2023	2022
Unrecognized tax benefits - January 1	$23,252	$8,757
Gross increases - tax positions in prior period	-	-
Gross decreases - tax positions in prior period	(21,650)	-
Gross increases - tax positions in current period	2,215	14,495
Settlement	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits - December 31	$3,817	$23,252
Unrecognized tax benefits - December 31 (tax-effected)	$1,172	$6,658

The total balance of unrecognized tax benefits as of December 31, 2023 would not impact the effective tax rate if recognized, as the Company is in a full valuation allowance and the unrecognized tax benefit is a deferred tax asset.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company has not accrued penalties and interest as of December 31, 2023. The Company expects the unrecognized tax benefits to reverse in full within the next 12 months.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the years ended December 31,
	2023	2022	2021
Common stock options and restricted stock units	13,618	15,163	18,370
Common stock warrants	3,664	3,664	4,601
Shares subject to repurchase	-	1,374	2,748
Total	17,282	20,201	25,719

NOTE 11. RELATED-PARTY TRANSACTIONS

A member of the Board serves on the board of directors of a SmartRent customer. For the years ended December 31, 2023, 2022, and 2021, the Company earned revenue from this customer of $3,738, $3,598, and $3,831, respectively. As of December 31, 2023, and 2022, the Company had receivables due from this customer of $1,352 and $287, respectively. All business dealings with the customer were entered into in the ordinary course of business and the arrangements are on terms no more favorable than terms that would be available to unaffiliated third parties under the same or similar circumstances.

During the years ended December 31, 2022 and 2021, respectively, the Company incurred marketing expenses of $217 and $810 in connection with the vesting of warrants held by a former investor (see Note 7).

During the years ended December 31, 2022 and 2021, the Company incurred consulting expense of $20 and $110 related to services provided by companies in which one of the Company's former executives had control or significant influence.

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

Entities affiliated with RETV Management, LLC ("RET"), which at the time of the SightPlan acquisition held more than 5% of the outstanding shares of the Company's Common Stock, held more than 17% of the fully diluted shares outstanding of SightPlan (the “RET SightPlan Holdings”). As consideration for the RET SightPlan Holdings, entities affiliated with RET received $22,271 at the closing of the SightPlan acquisition. None of the Company's executive officers or directors hold any economic interest in RET and RET does not have a designee on the Board. Further, RET did not assist the Company with any negotiations or participate in the Board discussions related to the SightPlan acquisition. As of December 31, 2023, RET does not hold any outstanding shares of the Company's Common Stock.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

From time to time, the Company enters into lease agreements with third parties for purposes of obtaining office and warehouse space. These leases are accounted for as operating leases and have remaining lease terms of 5 months to 3.33 years. In addition to monthly rent payments, the Company reimburses the lessors for its share of operating expenses as defined in the leases. Such amounts are not included in the measurement of the lease liability but are recognized as a variable lease expense when incurred. One of these leases includes a single, five-year extension option. The Company has chosen not to exercise this extension option. During the years ended December 31, 2022 and 2021, the Company obtained $2,776 and $3,007 of ROU assets, respectively, in exchange for lease obligations in connection with its operating leases. No new leases were entered into during the year ended December 31, 2023.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. The Company’s weighted average discount rate was 3.35% at December 31, 2023. The weighted-average lease term was 2.4 years, 3.1 years and 2.8 years at December 31, 2023, 2022 and 2021, respectively.

During the years ended, and as of December 31, 2023, 2022 and 2021 the Company had no finance leases.

During the years ended December 31, 2023, 2022 and 2021 the Company incurred rent and other related occupancy expenses of $1,374, $1,614 and $683, respectively. Included in these amounts are $147, $133 and $77, respectively, of variable rent expense which is comprised primarily of the Company’s proportionate share of operating expenses, properly classified as lease cost due to the Company’s election to not separate lease and non-lease components. Rent costs are recorded to cost of revenue and general and administrative expenses on the Company’s Consolidated Statement of Operations.

Annual base rental commitments associated with these leases, excluding operating expense reimbursements, month-to-month lease payments and other related fees and expenses during the remaining lease terms are as follows.

Operating Leases
2024	$1,572
2025	649
2026	496
2027 and thereafter	168
Total lease payments	2,885
Imputed interest	(38)
Total lease liability	2,847
Less: Lease liability, current portion	1,535
Lease liability, noncurrent	$1,312

The Company had $2,550 and $3,968 of ROU assets, net of related amortization, related to its lease liabilities at December 31, 2023 and 2022, respectively, and are included in other long-term assets on the Consolidated Balance Sheets. The noncurrent portion of the Company’s lease liability is included in other long-term liabilities on the Consolidated Balance Sheets. The current portion of the Company's lease liability is included in other current liabilities on the Consolidated Balance Sheets.

Cash paid for amounts included in the measurement of operating lease liabilities was $1,674, $1,272, and $603 for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company entered into an agreement with a supplier in April 2020, as further amended in March 2021, to purchase minimum volumes of certain products through August 2022. Due to significant failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara. On July 26, 2022, the supplier filed a cross-complaint against the Company for breach of contract and other allegations. The Company denies the allegations in the supplier’s complaint and does not believe it has any further commitment to the supplier. The parties are now engaging in discovery, and trial has been set for November 2024.

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. The Company had no such accruals as of December 31, 2023 or December 31, 2022.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 13. BUSINESS ACQUISITIONS

SightPlan Acquisition

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

As part of the business combination, the Company agreed to pay up to approximately $5,760 to the former employees of SightPlan on the one-year anniversary of the acquisition date, subject to continued employment at the Company. As this payment was contingent upon the continuous service of the employees, it was accounted for as post-combination expense and was recognized ratably over the service period of one year. During the year ended December 31, 2023, the Company distributed $5,976 in connection with this contingent consideration, including $216 for payroll taxes and retirement benefits.

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

The Company recognized approximately $1,480 and $4,495 of compensation expense related to contingent consideration in connection with the SightPlan acquisition during the years ended December 31, 2023 and 2022, respectively. The Company recognized $196 and $771 of other non-recurring acquisition related costs that were expensed during the years ended December 31, 2023 and 2022, respectively. Compensation and other non-recurring acquisition related costs are included in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

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

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the trade name and the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the years ended December 31, 2023 and 2022, the Company recorded amortization expense of $3,622 and $2,806, respectively, related to intangible assets. There was no such amortization expense recorded in the year ended December 31, 2021 as the acquisition occurred on March 22, 2022. These intangible assets are deductible over 15 years for income tax purposes.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Pro Forma Operating Results

The Company’s Consolidated Balance Sheet as of December 31, 2023 and December 2022, and other financial statements presented herein for the three and years ended December 31, 2023 and 2022 include the results of operations of SightPlan since the acquisition date. The following unaudited pro forma information presents consolidated financial information as if the SightPlan acquisition had occurred on January 1, 2022. Pro forma disclosures for net loss have not been provided as the acquisition did not have, and is not expected to have, a material impact on the consolidated results through the year of acquisition. Pro forma operating results were prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2022 or of the results that may occur in the future.

	For the years ended December 31,
	2023	2022	2021
Revenues	$236,838	$170,173	$119,310

iQuue Acquisition

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

The Company accounted for the iQuue acquisition as a business combination. The preliminary purchase price consisted of $7,213 of cash and restricted cash, estimated fair market value of $5,230 in contingent consideration relating to three earnout payments tied to the attainment of installed unit targets during the period of December 31, 2021 to June 30, 2025, and a Net Working Capital Adjustment of $508 to be paid out 91 days after the acquisition date. On the acquisition date, the Company paid cash of $6,192, and placed $1,021 in escrow accounts. As of December 31, 2023, the current escrow deposits are classified as “Restricted cash, current portion” in the Consolidated Balance Sheets. The Company determines current or non-current classification based on the expected duration of the restriction. The maximum value of the earnout payments is $6,375. To the extent these are earned, they will be payable in cash on, or promptly after, the earnout period dates of December 31, 2022, December 31, 2023, and June 30, 2025. The fair value of the earnout payments is determined using the Monte Carlo simulation model based on installed unit projections during the period of December 31, 2021 through June 30, 2025, implied revenue volatility, a risk-adjusted discount rate, and a credit spread. Each reporting period, the Company is required to remeasure the fair value of the earnout liability as assumptions change and such adjustments will be recorded as a general and administrative expense within the Consolidated Statement of Operations and Comprehensive Loss. The fair value of the earnout liability falls within Level 3 of the fair value hierarchy as a result of the unobservable inputs used for the measurement. During the years ended December 31, 2023 and 2022, the Company determined there was an increase of $412 and $310, respectively, in the fair value of the earnout and therefore, recorded the adjustment in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss. The fair value of the earnout as of December 31, 2023 and 2022 was $4,250 and $5,540, respectively.

As part of the business combination, the Company agreed to pay up to approximately $742 to the former shareholders of iQuue over the next three years, subject to the shareholders’ continued employment at the Company. As this payment is contingent upon the continuous service of the key employees, it is accounted for as post-combination compensation expense and is being recognized ratably over the service period of three years. The Company deposited $742 cash in escrow on the acquisition date for this obligation. The current portion of the escrow deposit is classified as “Restricted cash, current portion” and the non-current portion is classified as a component of "Other long-term assets" on the Consolidated Balance Sheets. During the year ended December 31, 2023 and 2022, the Company recognized $247 and $247, respectively, of compensation expense in connection with this bonus. No such compensation expense was recorded during the year ended December 31, 2021.

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

The Company recognized approximately $576 and $547 of compensation expense related to the iQuue acquisition during the years ended December 31, 2023 and 2022, respectively. No such compensation expense was recorded during the year ended December 31, 2021. The Company recognized $43 and $116 of other non-recurring acquisition related costs that were expensed during the years ended December 31, 2023 and 2022, respectively. No such non-recurring cost was recorded during the year ended December 31, 2021. Compensation and other non-recurring acquisition related costs are included in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the years ended December 31, 2023 and 2022, the Company recorded amortization expense of $253 and $562, respectively, related to intangible assets. There was no such amortization expense recorded for the year ended December 31, 2021 as the acquisition occurred on December 31, 2021. These intangible assets are deductible over 15 years for income tax purposes.

The Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, and other financial statements presented herein for the year ended December 31, 2023 and 2022 include the results of operations of iQuue since the acquisition date. Pro forma disclosures have not been provided since the acquisition did not have, and is not expected to have, a material impact on the Company’s results of operations.

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after December 31, 2023 and through March 5, 2024, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In January 2024, issuable shares of the Company’s Class A Common Stock under the ESPP increased by 2,000 shares.

In January 2024, the Board of Directors approved 1,653 RSUs and 2,527 Option awards to certain employees under the 2021 Incentive Stock Plan.

In January 2024, the Company made an earnout payment of $1,530 in connection with the iQuue acquisition.

In January and February 2024, 542 shares of the Company's Class A Common Stock were issued to certain employees related to vested RSUs, exercised options, and ESPP purchases.

In March 2024, the board of directors of the Company authorized the repurchase of up to $50,000 of the Company’s Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company’s discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report and, based on such evaluation, have concluded that our disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In addition, our management has determined we have remediated the deficient control first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended on May 9, 2023.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On November 21, 2023, Daryl Stemm, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan (the “10b5-1 Plan”) providing for the sale of $50,000 worth of shares of our Class A Common Stock on August 12, 2024. The duration of the 10b5-1 Plan was to be until August 30, 2024, or earlier if all transactions under the trading arrangement are completed. Prior to any sale being made pursuant to the 10b5-1 Plan, the 10b5-1 Plan was terminated on December 15, 2023.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Regulation S-K Item 408) during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements in Item 8 of this Report.

(a)(2) Financial Statement Schedule

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1**	Merger Agreement, dated as of April 21, 2021, by and among SmartRent Inc., Fifth Wall Acquisition Corp. I, and SmartRent.com, Inc.	8-K	2.1	April 22, 2021
2.2	Amendment No. 1 to Merger Agreement, dated as of July 23, 2021, by and among SmartRent, Inc., Fifth Wall Acquisition Corp. I and SmartRent.com, Inc.	8-K	2.1	July 26, 2021
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
4.1	Specimen Class A Common Stock Certificate.	8-K	4.1	August 30, 2021
4.2	Description of the Registrant’s Securities.	10-K	4.2	March 25, 2022
10.1	Amended and Restated Registration Rights Agreement, dated as of August 24, 2021, by and among SmartRent Inc., the Sponsor and certain equity holders of SmartRent.com, Inc. named therein.	8-K	10.1	August 30, 2021

10.2†	SmartRent, Inc. 2021 Equity Incentive Plan.	S-4/A	10.13	July 26, 2021
10.3†	SmartRent, Inc. 2021 Employee Stock Purchase Plan.	S-4/A	10.14	July 26, 2021
10.4†	Restricted Stock Units Agreement under the SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.11	August 30, 2021
10.5†	Stock Option Agreement under the SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.12	August 30, 2021
10.6**	Credit Agreement, dated as of December 10, 2021, by and among (i) SmartRent, Inc., (ii) the several banks and other financial institutions or entities party thereto, and (iii) Silicon Valley Bank, as the issuing lender, swingline lender, administrative agent, collateral agent for the lenders, and the lead arranger.	8-K	10.1	December 13, 2021
10.7	Sponsor Agreement, dated April 21, 2021, by and among SmartRent, Inc., its former officers and directors, SmartRent.com, Inc. and the Sponsor.	8-K	10.2	April 22, 2021
10.8	Form of Indemnification Agreement between SmartRent, Inc. and each of the officers and directors of SmartRent, Inc..	S-4/A	10.24	July 26, 2021
10.9†	SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	S-4/A	10.12	July 26, 2021
10.10†	Stock Option Agreement under the SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	8-K	10.13	August 30, 2021
10.11†	Restricted Stock Units Award Agreement under the SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	8-K	10.14	August 30, 2021
10.12†	Employment Agreement, dated as of March 16, 2021, by and between SmartRent.com, Inc. and Lucas Haldeman.	S-4/A	10.16	July 26, 2021
10.13†	First Amendment to Employment Agreement, dated as of January 1, 2024, by and between SmartRent.com, Inc. and Lucas Haldeman (filed herewith).
10.14†	Employment Agreement, dated as of March 16, 2021, by and between SmartRent.com, Inc. and Isaiah DeRose-Wilson.	S-4/A	10.21	July 26, 2021
10.15†	First Amendment to Employment Agreement, dated as of January 1, 2024, by and between SmartRent.com, Inc. and Isaiah DeRose-Wilson (filed herewith).
10.16†	Employment Agreement, dated as of April 28, 2022, by and between SmartRent, Inc. and Hiroshi Okamoto.	10-K	10.15	March 8, 2023
10.17†	Separation Agreement, dated as of November 15, 2023, by and between SmartRent, Inc. and Hiroshi Okamato (filed herewith).
10.18†	Employment Agreement, dated as of April 27, 2022, by and between SmartRent and Robyn Young.	10-K	10.16	March 8, 2023
10.19†	First Amendment to Employment Agreement, dated as of January 1, 2024, by and between SmartRent, Inc. and Robyn Young (filed herewith).
10.20†	Employment Agreement, dated as of November 15, 2023, by and between SmartRent and Daryl Stemm (filed herewith).
10.21†	Employment Agreement, dated as of March 30, 2023, by and between SmartRent and Kristen Lee (filed herewith).
10.22†	First Amendment to Employment Agreement, dated as of January 1, 2024, by and between SmartRent, Inc. and Kristen Lee (filed herewith).
10.23†	SmartRent, Inc. Executive Incentive Compensation Plan.	8-K	10.1	January 25, 2024
10.24	Warrant to Purchase Common Stock, dated as of April 24, 2020 by and between SmartRent.com, Inc. and RET Ventures SPV I, L.P.	10-K	10.21	March 25, 2022
10.25	Warrant to Purchase Common Stock, dated as of February 4, 2021, by and between SmartRent.com, Inc. and LEN FW Investor, LLC.	10-K	10.22	March 25, 2022
10.26	Product Sales Agreement dated August 3, 2023, by and between SmartRent Technologies, Inc. and Ademco Inc., doing business as ADI Global Distribution.	8-K	10.1	August 8, 2023
19.1	Insider Trading Policy of SmartRent, Inc., as amended and restated effective January 24, 2023 (filed herewith).
21.1	Subsidiaries of SmartRent Inc. (filed herewith).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
24.1	Power of Attorney (included on the signature pages herein).

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2*	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97.1	Compensation Recovery Policy (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).1

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SmartRent, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

** Certain exhibits and schedules have been omitted pursuant to Regulation S-K Item 601(b)(2) or Item 601(a)(5) (as applicable). We agree to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

† Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March 2024.

SmartRent, Inc.

By:	/s/ Lucas Haldeman

Lucas Haldeman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daryl Stemm

Daryl Stemm
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Lucas Haldeman and Daryl Stemm, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ Lucas Haldeman	Chief Executive Officer and Director	March 5, 2024
Lucas Haldeman	(Principal Executive Officer)

/s/ Daryl Stemm	Chief Financial Officer	March 5, 2024
Daryl Stemm	(Principal Financial Officer)

/s/ Alana Beard	Director	March 5, 2024
Alana Beard

/s/ John Dorman	Director	March 5, 2024
John Dorman

/s/ Ann Sperling	Director	March 5, 2024
Ann Sperling

/s/ Bruce Strohm	Director	March 5, 2024
Bruce Strohm

/s/ Frederick Tuomi	Director	March 5, 2024
Frederick Tuomi