Form 10-Q
period 2024-03-31
SmartRent, Inc.
filed 2024-05-08
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, there were 201,828,020 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

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
•
our future operational performance, including our expectations regarding Annual Recurring Revenue, Average Revenue per Unit, Customer Churn, Net Revenue Retention, Bookings, the number of Units Deployed, Units Shipped, and Units Booked;
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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A "Risk Factors" of this Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 5, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

PART I. Financial Information

Item 1 - Financial Statements (Unaudited)

SMARTRENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	As of
	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$204,701	$215,214
Restricted cash, current portion	247	495
Accounts receivable, net	58,093	61,903
Inventory	30,899	41,575
Deferred cost of revenue, current portion	11,528	11,794
Prepaid expenses and other current assets	14,009	9,359
Total current assets	319,477	340,340
Property and equipment, net	1,314	1,400
Deferred cost of revenue	8,792	11,251
Goodwill	117,268	117,268
Intangible assets, net	26,280	27,249
Other long-term assets	12,322	12,248
Total assets	$485,453	$509,756

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,702	$15,076
Accrued expenses and other current liabilities	21,211	24,976
Deferred revenue, current portion	78,077	77,257
Total current liabilities	106,990	117,309
Deferred revenue	41,491	45,903
Other long-term liabilities	3,885	4,096
Total liabilities	152,366	167,308

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares of preferred stock issued and outstanding as of March 31, 2024 and December 31, 2023	-	-

Stockholders' equity
Class A common stock, $0.0001 par value; 500,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 202,511 and 203,327 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	20	20
Additional paid-in capital	630,878	628,156
Accumulated deficit	(297,601)	(285,512)
Accumulated other comprehensive loss	(210)	(216)
Total stockholders' equity	333,087	342,448
Total liabilities, convertible preferred stock and stockholders' equity	$485,453	$509,756

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2024	2023
Revenue
Hardware	$29,077	$37,325
Professional services	3,458	12,769
Hosted services	17,954	14,985
Total revenue	50,489	65,079

Cost of revenue
Hardware	18,684	32,572
Professional services	6,448	17,634
Hosted services	5,934	5,758
Total cost of revenue	31,066	55,964

Operating expense
Research and development	8,362	7,231
Sales and marketing	4,554	5,161
General and administrative	16,666	12,017
Total operating expense	29,582	24,409

Loss from operations	(10,159)	(15,294)

Interest income, net	2,409	2,016
Other income, net	103	56
Loss before income taxes	(7,647)	(13,222)

Income tax expense (benefit)	45	(7)
Net loss	$(7,692)	$(13,215)
Other comprehensive loss
Foreign currency translation adjustment	6	104
Comprehensive loss	$(7,686)	$(13,111)
Net loss per common share
Basic and diluted	$(0.04)	$(0.07)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	203,485	198,334

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss)	Total Stockholders' Equity

Balance, December 31, 2023	-	$-	203,327	$20	$628,156	$(285,512)	$(216)	$342,448
Stock-based compensation	-	-	-	-	3,281	-	-	3,281
Issuance of Class A common stock upon vesting of equity awards	-	-	775	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(291)	-	(898)	-	-	(898)
Exercise of options	-	-	192	-	2	-	-	2
Net settlement related to exercise of options	-	-	(31)			-	-
ESPP purchases	-	-	134	-	337	-	-	337
Repurchases of Class A common stock			(1,595)	-	-	(4,397)	-	(4,397)
Net loss	-	-	-	-	-	(7,692)	-	(7,692)
Other comprehensive income	-	-					6	6
Balance, March 31, 2024	-	$-	202,511	$20	$630,878	$(297,601)	$(210)	$333,087

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity
Balance, December 31, 2022	-	$-	198,525	$20	$615,281	$(250,925)	$(176)	$364,200
Stock-based compensation			-	-	3,680	-	-	3,680
Issuance of Class A common stock upon vesting of equity awards	-	-	751	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(246)	-	(661)	-	-	(661)
Exercise of options	-	-	151	-	71	-	-	71
ESPP purchases	-	-	176	-	438	-	-	438
Net loss	-	-	-	-	-	(13,215)	-	(13,215)
Other comprehensive income							104	104
Balance, March 31, 2023	-	$-	199,357	$20	$618,809	$(264,140)	$(72)	$354,617

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,692)	$(13,215)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,501	1,254
Provision for warranty expense	(552)	-
Non-cash lease expense	375	299
Stock-based compensation related to acquisition	-	109
Stock-based compensation	3,281	3,571
Compensation expense related to acquisition	137	1,625
Change in fair value of earnout related to acquisition	80	141
Non-cash interest expense	39	32
Provision for excess and obsolete inventory	96	(60)
Provision for doubtful accounts	1,181	(89)
Non-cash legal accrual (Note 12 "Commitments and Contingencies")	4,955	-
Change in operating assets and liabilities
Accounts receivable	2,701	3,483
Inventory	5,612	8,949
Deferred cost of revenue	2,726	3,294
Prepaid expenses and other assets	349	(4,577)
Accounts payable	(7,448)	(6,661)
Accrued expenses and other liabilities	(6,673)	(11,129)
Deferred revenue	(3,591)	3,011
Lease liabilities	(414)	(327)
Net cash used in operating activities	(3,337)	(10,290)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(34)	(27)
Capitalized software costs	(922)	(1,142)
Net cash used in investing activities	(956)	(1,169)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchases of Class A common stock	(4,373)	-
Proceeds from options exercise	2	71
Proceeds from ESPP purchases	337	438
Taxes paid related to net share settlements of stock-based compensation awards	(898)	(661)
Payment of earnout related to acquisition	(1,530)	(1,702)
Net cash used in financing activities	(6,462)	(1,854)
Effect of exchange rate changes on cash and cash equivalents	(6)	27
Net decrease (increase) in cash, cash equivalents, and restricted cash	(10,761)	(13,286)
Cash, cash equivalents, and restricted cash - beginning of period	215,709	217,713
Cash, cash equivalents, and restricted cash - end of period	$204,948	$204,427

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$204,701	$203,933
Restricted cash, current portion	247	247
Restricted cash, included in other long-term assets	-	247
Total cash, cash equivalents, and restricted cash	$204,948	$204,427

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2024	2023
Supplemental disclosure of cash flow information
Interest paid	$72	$70
Cash paid for income taxes	$6	$-
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	$81	$8
Stock repurchases excise tax charged to equity	$24	$-

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

The Company, formerly known as Fifth Wall Acquisition Corp. I ("FWAA"), was originally incorporated in Delaware on November 23, 2020, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 9, 2021, the Company consummated its initial public offering, following which its shares began trading on the Nasdaq National Market. On April 21, 2021, FWAA entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with SmartRent.com, Inc. (“Legacy SmartRent”) and Einstein Merger Corp. I, a wholly owned subsidiary of FWAA. On August 24, 2021, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, FWAA changed its name to SmartRent, Inc. and its shares began trading on the New York Stock Exchange under the symbol “SMRT.” As a result of the Business Combination, SmartRent, Inc. became the owner, directly or indirectly, of all of the equity interests of Legacy SmartRent and its subsidiaries.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements as of December 31, 2023, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 5, 2024. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Consolidated Financial Statements related to the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any future period.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Immaterial Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company’s financial statements for the three months ended March 31, 2023, the Company’s management identified an error in the classification of cash paid for capitalized software costs that had previously been included in operating activities but should have been included in investing activities within the statement of cash flows. As a result, the accompanying Consolidated Statement of Cash Flows for the three months ended March 31, 2023 has been restated from amounts previously reported. Management determined that the error was not material to previously issued financial statements. The following table presents the effects of the restatement to the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2023.

	As Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities:
Change in prepaid expenses and other Assets	$(5,719)	$1,142	$(4,577)
Net cash used in operating activities	(11,432)	1,142	(10,290)

Cash Flows from Investing Activities:
Capitalized software costs	-	(1,142)	(1,142)
Net cash used in investing activities	$(27)	$(1,142)	$(1,169)

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

The Company considers any unvested common shares subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of unvested shares of common stock subject to repurchase do not have a contractual obligation to share in losses.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and Hosted Services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for doubtful accounts on the Consolidated Balance Sheets. The allowance for doubtful accounts totaled $2,542 and $1,361 as of March 31, 2024, and December 31, 2023, respectively. The provision for doubtful accounts is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss; the provision for doubtful accounts totaled $1,181 and $(89) for the three months ended March 31, 2024 and 2023, respectively. There were no material write-offs of accounts receivable for the three months ended March 31, 2024 and 2023. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for doubtful accounts based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Consolidated Balance Sheet date. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of		For the three months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Customer A	*	*	*	16%
Customer B	20%	18%	*	13%
Customer C	13%	13%	*	*
Customer D	19%	*	25%	*

* Total less than 10% for the respective period

Inventory

Inventories, which are comprised of smart home equipment and components, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

In August 2023 the Company entered into a Product Sales Agreement (the "Agreement") with ADI Global Distribution ("ADI"), pursuant to which, ADI agreed to serve as the Company's non-exclusive hardware fulfillment partner throughout the United States, Canada, and Puerto Rico. The Company is subject to certain buy-back provisions relating to the transferred inventory. As of March 31, 2024 and December 31, 2023, the Company recorded $631 and $851 in connection with the buy back provision, which is recorded in other current liabilities on the Consolidated Balance Sheets.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of cost over net assets of the Company's completed business combinations. The Company tests for potential impairment of goodwill on an annual basis as of September 30 to determine if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. No goodwill impairment has been recorded as of March 31, 2024 and December 31, 2023.

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

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended March 31, 2024 and 2023, warranty expense included in cost of hardware revenue was $(93) and $540, respectively. As of March 31, 2024, and December 31, 2023, the Company’s warranty allowance was $1,570 and $2,215, respectively, and is recorded in other current liabilities on the Consolidated Balance Sheets.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. As of March 31, 2024, and December 31, 2023, $864 and $864, respectively, is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

During the year ended December 31, 2023, the Company identified a deficiency with the firmware and sensor accuracy of certain hardware sold and has included an estimate of the expected cost to update the related firmware and hardware. As of March 31, 2024 and December 31, 2023, $30 and $410, respectively, is included in the Company’s warranty allowance related to the remaining cost to perform the firmware and hardware updates.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2024 or 2023. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

The Company may enter into contracts that contain multiple distinct performance obligations. The transaction price for a typical arrangement includes the price for: smart home hardware devices, professional services, and a subscription for use of the Company's software (“Hosted Services”). Included in these contracts are centrally connected devices ("Hub Devices"), which integrate the Company’s enterprise software with third party smart devices. Historically, the Company only sold non-distinct Hub Devices which only functioned with a subscription to its software ("non-distinct Hub Devices"). During the year ended December 31, 2022, the Company began shipping Hub Devices with features that function independently from its software subscription ("distinct Hub Devices"). Non-distinct Hub Devices are recognized as a single performance obligation with the Company’s software in Hosted Services revenue, while distinct Hub Devices are recognized as a separate performance obligation in hardware revenue. When distinct Hub Devices are included in a contract, the Hosted Services performance obligation is comprised of only the Company’s software.

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

•
Hardware Revenue

Hardware revenue results from the direct sale to customers of hardware smart home devices, which devices generally consist of a distinct Hub Device, door locks, thermostats, sensors, and light switches. These hardware devices provide features that function independently without subscription to the Company's software, and the performance obligation for hardware revenue is considered satisfied, and revenue is recognized at a point in time when the hardware device is shipped to the customer. The Company generally provides a one-year warranty period on hardware devices that are delivered and installed. The cost of the warranty is recorded as a component of cost of hardware revenue.

•
Professional Services Revenue

Professional services revenue results from installing smart home hardware devices, which does not result in significant customization of the product and is generally performed over a period from two to four weeks. Installations can be performed by the Company's employees, contracted out to a third-party with the Company's employees managing the engagement, or the customer can perform the installation themselves. The Company’s professional services contracts are generally arranged on a fixed price basis, and revenue is recognized over the period in which the installations are completed.

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

Stock-Based Compensation

Our stock-based compensation consists of stock options and restricted stock units ("RSUs") granted to our employees and directors during the periods presented. Stock-based awards are measured based on the grant date fair value. We estimate the fair value of stock option awards on the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is based on the grant date fair value of the stock price. The fair value of these awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest. Forfeitures are recognized as they occur by reversing previously recognized compensation expense.

The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield, and the expected stock price volatility over the expected term and forfeitures, which are recognized as they occur. For all stock options granted, we calculated the expected term using the simplified method for “plain vanilla” stock option awards.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. As of March 31, 2024, the Company had capitalized $8,027 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $6,789 remained to be amortized. As of December 31, 2023, the Company had capitalized $7,064 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $6,163 remains to be amortized. During the three months ended March 31, 2024 and 2023, $350 and $82 of amortization expense related to capitalized research and development was recorded in research and development expenses on the Consolidated Statements of Operations and Comprehensive Loss, respectively.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $83 and $152 of advertising expenses for the three months ended March 31, 2024 and 2023, respectively.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $7,994 and $8,280 of assets outside the United States as of March 31, 2024, and December 31, 2023, respectively.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of
		March 31, 2024			December 31, 2023
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$204,701	$-	$204,701	$215,214	$-	$215,214
Restricted cash	Level 1	247	-	247	495	-	495
Total		$204,948	$-	$204,948	$215,709	$-	$215,709

The Company reports the current portion of restricted cash as a separate item in the Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Consolidated Balance Sheets.

		As of
		March 31, 2024		December 31, 2023
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$2,800	$2,800	$4,250	$4,250
Total liabilities		$2,800	$2,800	$4,250	$4,250

In December 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC ("iQuue"). The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the three months ended March 31, 2024 and year ended December 31, 2023 are as follows.

	As of
	March 31, 2024	December 31, 2023
Balance at beginning of period	$4,250	$5,540
Payment of earnout in connection with the iQuue acquisition	(1,530)	(1,702)
Change in fair value of earnout	80	412
Balance at end of period	$2,800	$4,250

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024, the Company determined there was an $80 increase in the fair value of the earnout, primarily due to a decreased payment term as the Company is three months closer to the payout date. During the three months ended March 31, 2023, there was a $141 increase in the fair value of the earnout, primarily due to a change in the discount rate. The Company recorded these adjustments in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss. The following table sets forth the weighted-average assumptions used to estimate the fair value of the earnout payment as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024	December 31, 2023
Discount Rate	10.90%	10.50%
Volatility	40.00%	42.00%

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and SmartRent Solution.

	For the three months ended March 31,
	2024	2023
Revenue by geography
United States	$50,301	$64,933
International	188	146
Total revenue	$50,489	$65,079

	For the three months ended March 31,
	2024	2023
Revenue by type
Hardware	$29,077	$37,325
Professional services	3,458	12,769
Hosted services	17,954	14,985
Total revenue	$50,489	$65,079

	For the three months ended March 31,
	2024				2023
	(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2023
Smart Communities Solutions
Smart Apartments	$27,429	$2,713	$14,072	$44,214	$36,392	$11,691	$11,570	$59,653
Access Control	1,015	561	349	1,925	778	1,051	153	1,982
Community WiFi	137	16	180	333	5	-	156	161
Other	496	168	492	1,156	150	27	372	549
Smart Operations Solutions	-	-	2,861	2,861	-	-	2,734	2,734
Total Revenue	$29,077	$3,458	$17,954	$50,489	$37,325	$12,769	$14,985	$65,079

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

	For the three months ended March 31,
	2024	2023
Deferred revenue balance as of January 1	$123,159	$139,948
Revenue recognized from balance of deferred revenue at the beginning of the period	(8,656)	(14,505)
Revenue deferred during the period	7,075	19,593
Revenue recognized from revenue originated and deferred during the period	(2,010)	(2,067)
Deferred revenue balance as of March 31	119,568	142,969

As of March 31, 2024, the Company expects to recognize 59% of its total deferred revenue within the next 12 months, 20% of its total deferred revenue between 13 and 36 months, 19% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of March 31, 2024 and 2023 are $31,178 and $39,656, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights.

Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	March 31, 2024	December 31, 2023
Finished Goods	$30,509	$41,206
Raw Materials	390	369
Total inventory	$30,899	$41,575

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the three months ended March 31, 2024 and 2023, the Company recorded write-downs of $96 and $66, respectively.

Prepaid expenses and other current assets consisted of the following.

	As of
	March 31, 2024	December 31, 2023
Prepaid expenses	$8,205	$7,144
Other current assets	5,804	2,215
Total prepaid expenses and other current assets	$14,009	$9,359

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Property and equipment, net consisted of the following.

	As of
	March 31, 2024	December 31, 2023
Computer hardware	$2,320	$2,242
Leasehold improvements	716	717
Warehouse and other equipment	767	748
Furniture and fixtures	146	146
Property and equipment	3,949	3,853
Less: Accumulated depreciation	(2,635)	(2,453)
Total property and equipment, net	$1,314	$1,400

Depreciation and amortization expense on all property, plant and equipment was $182 and $203 during the three months ended March 31, 2024 and 2023, respectively.

Intangible assets, net consisted of the following.

	As of
	March 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(4,557)	$18,433	$22,990	$(4,001)	$18,989
Developed technology	10,600	(3,279)	7,321	10,600	(2,911)	7,689
Trade name	900	(374)	526	900	(329)	571
Total intangible assets, net	$34,490	$(8,210)	$26,280	$34,490	$(7,241)	$27,249

Amortization expense on all intangible assets was $969 and $969 for the three months ended March 31, 2024 and 2023, respectively. Total future amortization for finite-lived intangible assets is estimated as follows.

Amortization Expense
2024 - Remaining	$2,905
2025	3,873
2026	3,873
2027	3,734
2028	3,693
Thereafter	8,202
Total	$26,280

Other long-term assets consisted of the following.

	As of
	March 31, 2024	December 31, 2023
Capitalized software costs, net	$5,852	$5,632
Investment in non-affiliate	2,250	2,250
Operating lease - ROU asset, net	2,175	2,550
Other long-term assets	2,045	1,816
Total other long-term assets	$12,322	$12,248

Amortization expense on capitalized research and development costs was $350 and $82 for the three months ended March 31, 2024 and 2023, respectively, which is primarily related to capitalized software costs and was recorded in research and development expenses on the Consolidated Statements of Operations and Comprehensive Loss.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

In December 2023, the Company invested $2,250 in a non-affiliated, privately held entity, under a Simple Agreement for Future Equity ("SAFE") agreement. The non-affiliated entity provides support and consultation for consumers looking to manage and upgrade the technology within their home. The Company’s investment in the SAFE is recorded using the cost method of accounting and included under other long-term assets on the Consolidated Balance Sheets, as it is not readily convertible into cash. If the Company identifies factors that may be indicative of impairment the Company will review the investment for impairment. For the three months ended March 31, 2024 and the year ended December 31, 2023, the Company did not identify any factors indicative of impairment.

Accrued expenses and other current liabilities consisted of the following.

	As of
	March 31, 2024	December 31, 2023
Accrued expenses	$6,697	$6,674
Accrued compensation costs	4,206	10,272
Warranty allowance	1,570	2,215
Other	8,738	5,815
Total accrued expenses and other current liabilities	$21,211	$24,976

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of March 31, 2024. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended March 31, 2024 and 2023, the Company recorded $34 and $34, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of March 31, 2024, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the three months ended March 31, 2024 and 2023, the facility fee totaled $43 and $47, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of March 31, 2024, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of March 31, 2024 and December 31, 2023, there was no outstanding principal amount under the Senior Revolving Facility.

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of March 31, 2024, there are no preferred stock issued or outstanding.

Warrants

As of March 31, 2024, warrants issued as consideration to certain customers to purchase 3,663 shares of Class A Common Stock at $0.01 per share remain outstanding. The warrants vest dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer with certain measurement periods which expired in February 2024.The fair value of the vested warrants has been recorded as additional paid-in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. Based on the count of installed units as of February 2024, the number of warrants to vest is zero and as of December 31, 2023, the Company removed $193 from additional paid-in-capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss. There was no contra-revenue recorded related to these warrants during the three months ended March 31, 2024 and March 31, 2023.

Stock Repurchase Program

In March 2024, our Board of Directors ("Board") authorized a stock repurchase program pursuant to which we may repurchase up to $50,000 of our Class A common stock. Repurchases under the program may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock and may be suspended at any time at our discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

During the three months ended March 31, 2024, the Company repurchased and subsequently retired 1,595 shares of our Class A common stock under the stock repurchase program at an average price of $2.74 per share for a total of $4,373. The Company has elected to record the amount paid to repurchase the shares in excess of the par value entirely to accumulated deficit. As of March 31, 2024, approximately $45,643 remained available for stock repurchases pursuant to our stock repurchase program.

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

2021 Equity Incentive Plan

In connection with the Business Combination, the Board approved and implemented the SmartRent, Inc. 2021 Plan (the "2021 Plan"). The purpose of the 2021 Plan is to enhance the Company's ability to attract, retain and motivate persons who make, or are expected to make, important contributions to the Company by providing these individuals with equity ownership opportunities and equity-linked compensation opportunities.

The 2021 Plan authorizes the administrator of the 2021 Plan (generally, the Board or its compensation committee) to provide incentive compensation in the form of stock options, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2021 Plan, the Company is authorized to issue up to 15,500 shares of Class A common stock. Non-employee board member RSUs generally will vest either over one year or three years. The RSUs and options granted to employees are generally subject to a four-year vesting schedule and all vesting generally shall be subject to the recipient’s continued employment with the Company or its subsidiaries through the applicable vesting dates.

The table below summarizes the activity pursuant to the 2021 Plan, for the three months ended March 31, 2024, and the shares available for future issuances as of March 31, 2024.

Shares Available for Future Issuance
Shares available as of December 31, 2023	8,310
Stock options issued, net	(2,527)
RSUs issued, net	(1,352)
Shares available as of March 31, 2024	4,431

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The table below summarizes the activity related to stock options, pursuant to the 2018 Stock Plan and 2021 Plan, for the three months ended March 31, 2024.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2023	9,158	$1.21	6.81	$18,112
Granted	2,527	$3.36
Exercised	(192)	$0.47
March 31, 2024	11,493	$1.70	7.30	$13,504
Exercisable options as of March 31, 2024	6,531	$0.75	6.04	$12,706

During the three months ended March 31, 2024 and 2023, stock-based compensation expense of $692 and $431, respectively, was recognized in connection with the outstanding options. As of March 31, 2024, there is $9,653 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.4 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Plan and 2021 Plan, for the three months ended March 31, 2024.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2023	4,461	$4.24
Granted	1,747	$3.32
Vested or distributed	(776)	$3.89
Forfeited	(579)	$3.69
March 31, 2024	4,853	$4.04

No right to any Class A Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the three months ended March 31, 2024 and 2023, respectively, stock-based compensation expense of $2,566 and $3,117 was recognized in connection with the vesting of all RSUs. As of March 31, 2024, there is $17,731 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

The Company has the ability to initially issue up to 2,000 shares of Class A Common Stock under the ESPP, subject to annual increases effective as of January 1, 2022, and each subsequent January 1 through and including January 1, 2030, in an amount equal to the smallest of (i) 1% of the number of shares of the Class A Common Stock outstanding as of the immediately preceding December 31, (ii) 2,000 shares or (iii) such amount, if any, as the Board may determine.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The table below summarizes the activity related to the ESPP for the three months ended March 31, 2024.

ESPP Activity	Shares Available for Sale
December 31, 2023	5,402
Annual additions to the plan	2,000
Shares purchased	(134)
March 31, 2024	7,268

The ESPP allows employees to purchase shares of the Company's Class A Common Stock at 85 percent of its quoted market price. During the three months ended March 31, 2024 and 2023, stock-based compensation expense of $23 and $23, respectively, was recognized in connection with the ESPP.

Stock-Based Compensation

The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes-Merton option pricing model with the following weighted-average assumptions for the three months ended March 31, 2024 and 2023. During the three months ended March 31, 2024 and 2023, there were options granted covering 2,527 and 3,070 shares, respectively.

	For the three months ended March 31,
	2024	2023
Risk free interest	4.09%	3.55%
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	75.00%
Expected life (years)	6.25	6.08

The Company recorded stock-based compensation expense as follows.

	For the three months ended March 31,
	2024	2023
Cost of revenue	$298	$251
Research and development	961	978
Sales and marketing	131	236
General and administrative	1,891	2,215
Total	$3,281	$3,680

During the three months ended March 31, 2023, stock-based compensation expense of $109 was recognized for 844 shares granted in connection with the Company's February 2020 acquisition of a foreign supplier and are recorded as a component of general and administrative expense. There was no such stock-based compensation expense recording during the three months ended March 31, 2024.

NOTE 9. INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was (0.59%) and 0.05% for the three months ended March 31, 2024 and 2023, respectively. The Company’s ETR during the three months ended March 31, 2024 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

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

	For the three months ended March 31,
	2024	2023
Common stock options and restricted stock units	16,346	19,395
Common stock warrants	-	3,664
Total	16,346	23,059

NOTE 11. RELATED-PARTY TRANSACTIONS

A member of the Board serves on the board of directors of a SmartRent customer. For the three months ended March 31, 2024 and 2023, the Company earned revenue from this customer of $680 and $1,016, respectively. As of March 31, 2024 and December 31, 2023, the Company had receivables due from this customer of $481 and $1,352, respectively. All business dealings with the customer were entered into in the ordinary course of business and the arrangements are on terms no more favorable than terms that would be available to unaffiliated third parties under the same or similar circumstances.

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

The Company entered into an agreement with a supplier in April 2020, as further amended in March 2021 (the "Supplier Agreement"), to purchase minimum volumes of certain products through August 2022. Due to significant failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara. On July 26, 2022, the supplier filed a cross-complaint against the Company for breach of contract and other allegations. In April 2024, the Company made a substantive offer to return the product inventory (valued at $4,955) to the supplier and pay a portion of the supplier’s costs and fees. As a result of the offer, the Company recorded a legal accrual of $5,300 within general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. As of March 31, 2024, the Company recorded an accrual of $5,300. The Company had no such accruals as of December 31, 2023.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 13. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after March 31, 2024 and through May 8, 2024, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In April 2024, 80 shares of the Company's Class A Common Stock were issued to certain employees related to vested RSUs.

In April 2024, the Company the repurchased 765 shares of our Class A common stock under the stock repurchase program at an average price of $2.62 per share for a total of $2,008. The following table summarizes the share repurchase activity for April 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
April 1 - April 30, 2024	765	$2.62	765	$43,643
Total	765		765

(1) In March 2024, our board of directors authorized the repurchase of up to $50,000 of our Class A common stock. Repurchases under the program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The repurchase program does not have an expiration date and may be suspended at any time at our discretion. Refer to Note 7 — Convertible Preferred Stock and Equity in Part I, Item 1, of this Report for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included herein and the consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in our Annual Report on Form 10-K filed with the SEC.

This discussion may contain forward-looking statements based upon our current expectations that involve risks and uncertainties. Please refer to the section titled “Cautionary Note Regarding Forward-Looking Statements".

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

Through a Hub Device, we enable the integration of our platform with third-party smart devices, our own hardware devices and other technology interfaces. We use an open-architecture, brand-agnostic approach that allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our Smart Community solutions include (i) smart apartments and homes, (ii) access control for buildings, common areas, and rental units, (iii) community and resident WiFi, and other solutions such as, asset protection and monitoring, parking management and self-guided tours. Our Smart Operations solutions include work order management, the automation of leasing and resident call handling, audit management, and the automation of the inspection process. We also have a professional services team that provides customers with training, installation, and support services.

SmartRent is positioned to be a category leader in the enterprise smart home solutions industry. As of March 31, 2024, we had 749,401 Units Deployed (as defined below) and 639 customers, including many of the largest multifamily residential owners in the United States. As of that date, our customers owned an aggregate of approximately 7.1 million rental units. This represents approximately 16% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the United States.

Our Business Model

We generate revenue primarily from sales of smart home systems which enable property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. Currently, the majority of our revenue is generated from the direct sale to our customers of hardware smart home devices, which devices generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches. We also generate professional services revenue from installing smart home hardware devices and hosted services revenue from monthly subscription revenue earned from the fees collected from customers to provide access to one or more of our software applications (“Hosted Services”) including access controls, asset monitoring, WiFi, and related services. Subscription arrangements have contractual terms ranging from one month to eight years; the majority of our recurring revenue contracts range from one month to one year and our median recurring revenue contract term is one year.

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

The incremental improvements in the global supply chain are evidenced by our reduction of backlogged Units Deployed for Access Control and made-to-order locks. We believe that this positive trend will continue through the current year.

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

Key Metrics

We regularly monitor a number of operating metrics in order to evaluate our operating performance, identify trends affecting our business, formulate business plans, measure our progress and make strategic decisions. Our key metrics are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. The numbers that we use to calculate our key metrics are based on internal data. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring usage of our SaaS platform. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy.

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) and have an active subscription as of a stated measurement date. We utilize the Units Deployed metric to assess the health of our business and measure the trajectory of our growth. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) and resulted in a new active subscription during a stated measurement period. Although our revenue is primarily driven by New Units Deployed and the number of Units Deployed, due to the expansion of our products and services that don't require a Hub Device, and Hub Device upgrades that do not result in net new active subscriptions, the correlation between New Units Deployed and revenue is not as strong as it was historically. Although the correlation has decreased, New Units Deployed is still an indicator of our ability to acquire new customers and expand our relationships with our current customers. As of March 31, 2024 and 2023, we had an aggregate of 749,401 and 602,556 Units Deployed, respectively. For the three months ended March 31, 2024 and 2023, we had 29,710 and 55,360 New Units Deployed, respectively.

Units Shipped

We define Units Shipped as the aggregate number of Hub Devices that have been shipped to customers during a stated measurement period. Units Shipped is used to assess the trajectory of our growth and is an indicator of our ability to acquire new customers and expand our relationships with our current customers. For the three months ended March 31, 2024 and 2023, we had 51,744 and 58,659 Units Shipped, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units subject to binding orders executed during a stated measurement period. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the three months ended March 31, 2024 and 2023 there were 46,290 and 65,108 Units Booked, respectively.

Bookings

We define Bookings as the contract value of hardware, professional services, and the first year of ARR for binding orders executed during a stated measurement period. We utilize Bookings to measure revenue expected to be earned in future periods from orders contracted during the current period. For the three months ended March 31, 2024 and 2023, Bookings were $38,761 and $37,305, respectively.

Annual Recurring Revenue

We define Annual Recurring Revenue (“ARR”) as the annualized value of our SaaS revenue earned in the current quarter, which we calculate by taking the total amount of SaaS revenue in the current quarter and multiplying that amount by four. We believe that ARR growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our ARR to assess the general health and trajectory of our Hosted Services business. As of March 31, 2024 and 2023, ARR was approximately $47.6 million and $36.0 million, respectively.

Hardware Average Revenue per Unit ("ARPU"), Professional Services ARPU, SaaS ARPU, and Units Booked SaaS ARPU

We define Hardware ARPU as total hardware revenue during a given period divided by the total Units Shipped during the same period. Hardware ARPU is used to evaluate the effectiveness of our hardware pricing and assess our ability to market and sell our hardware offerings. For the three months ended March 31, 2024 and 2023, Hardware ARPU was $561.94 and $636.30, respectively.

We define Professional Services ARPU as total professional services revenue during a given period divided by the total New Units Deployed, excluding customer self-installations, during the same period. Professional Services ARPU is used to assess our ability to effectively price our installation services. For the three months ended March 31, 2024 and 2023, Professional Services ARPU was $221.43 and $249.66, respectively.

We define SaaS ARPU as total SaaS revenue during a given period divided by the average aggregate Units Deployed in the same period. Average aggregate Units Deployed is calculated as the Units Deployed as of the current period plus the Units Deployed as of the previous period divided by two. SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions. For the three months ended March 31, 2024 and 2023, SaaS ARPU was $5.41 and $5.21, respectively.

We define Units Booked SaaS ARPU as the first year ARR for binding orders executed during the stated measurement period divided by the total Units Booked in the same period. Units Booked SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions for orders executed during the period. For the three months ended March 31, 2024 and 2023, Units Booked SaaS ARPU was $7.16 and $5.40, respectively.

Customer Churn

We define Customer Churn as cancelled deployed units during the measurement period divided by Units Deployed as of the beginning of the measurement period. Cancelled deployed units are the previously deployed units that have been cancelled during the same measurement period in which a customer cancels all product subscriptions. Our Hosted Services growth is driven by our ability to retain our customers and minimize Customer Churn. Our Customer Churn for our Smart Communities Solutions is 0.02% for the three months ended March 31, 2024 compared to 0.01% for the three months ended March 31, 2023.

Net Revenue Retention

We define Net Revenue Retention as SaaS revenue at the end of the current period related to properties which had SaaS revenue at the end of the same period in the prior year, divided by SaaS revenue at the end of the same period in the prior year for those same properties. Net Revenue Retention includes any reductions in revenue caused by cancellations or downgrades, offset by additions to revenue from price increases on existing products, and additions of new products at existing properties. Net Revenue Retention was 105% for the three months ended March 31, 2024.

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

	For the three months ended March 31,
	2024				2023
	(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2023
Smart Communities Solutions
Smart Apartments	$27,429	$2,713	$14,072	$44,214	$36,392	$11,691	$11,570	$59,653
Access Control	1,015	561	349	1,925	778	1,051	153	1,982
Community WiFi	137	16	180	333	5	-	156	161
Other	496	168	492	1,156	150	27	372	549
Smart Operations Solutions	-	-	2,861	2,861	-	-	2,734	2,734
Total Revenue	$29,077	$3,458	$17,954	$50,489	$37,325	$12,769	$14,985	$65,079

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

Hosted Services Revenue

Hosted Services primarily consist of monthly subscription revenue earned from the fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring and related services. These subscription arrangements have contractual terms ranging from one month to eight years and include recurring fixed plan subscription fees. The majority of our recurring revenue contracts range from one month to one year and our median recurring revenue contract term is one year. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer.

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

Provision for Income Taxes

The income tax expense on the Consolidated Statements of Operations and Comprehensive Loss is primarily related to the foreign and state taxes offset by a change in the valuation allowance. We established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized in future periods if we report taxable income. We believe that we have established an adequate allowance for our uncertain tax positions, although it can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

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

	Three months ended March 31,		2024 vs 2023 Change
	2024	2023	$	%
	(dollars in thousands)
Revenue
Hardware	$29,077	$37,325	$(8,248)	(22)%
Professional services	3,458	12,769	(9,311)	(73)%
Hosted services	17,954	14,985	2,969	20%
Total revenue	50,489	65,079	(14,590)	(22)%

Cost of revenue
Hardware	18,684	32,572	(13,888)	(43)%
Professional services	6,448	17,634	(11,186)	(63)%
Hosted services	5,934	5,758	176	3%
Total cost of revenue	31,066	55,964	(24,898)	(44)%

Operating expense
Research and development	8,362	7,231	1,131	16%
Sales and marketing	4,554	5,161	(607)	(12)%
General and administrative	16,666	12,017	4,649	39%
Total operating expenses	29,582	24,409	5,173	21%

Loss from operations	(10,159)	(15,294)	5,135	(34)%

Other income (expense)
Interest income (expense), net	2,409	2,016	393	19%
Other income, net	103	56	47	84%
Loss before income taxes	(7,647)	(13,222)	5,575	42%

Income tax expense (benefit)	45	(7)	52	743%
Net Loss	$(7,692)	$(13,215)	$5,523	42%

Comparison of the three months ended March 31, 2024 and 2023

Revenue

	Three months ended March 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Revenue
Hardware	$29,077	$37,325	$(8,248)	(22)%
Professional services	3,458	12,769	(9,311)	(73)%
Hosted services	17,954	14,985	2,969	20%
Total revenue	$50,489	$65,079	$(14,590)	(22)%

Total revenue decreased by $14.6 million, or 22%, to $50.5 million for the three months ended March 31, 2024, from $65.1 million for the three months ended March 31, 2023. The decrease was primarily driven by a $15.4 million decrease in revenue related to our Smart Apartments solution. The decrease in revenue resulted primarily from a 46% decrease in New Units Deployed to 29,710 units for the three months ended March 31, 2024 from 55,360 units for the three months ended March 31, 2023, a 12% decrease in Hardware ARPU, and a 12% decrease in Units Shipped to 51,744 for the three months ended March 31, 2024 from 58,659 for the three months ended March 31, 2023, partially offset by a 24% increase in the number of cumulative active subscriptions for our Hosted Services during 2024 compared to 2023.

	Three months ended March 31,		Change
	2024	2023	%
Hardware
Hardware units shipped	51,744	58,659	(12)%
Hardware ARPU	$561.94	$636.30	(12)%
Professional Services
New units deployed	29,710	55,360	(46)%
Professional services ARPU	$221.43	$249.66	(11)%
Hosted Services
Units deployed	749,401	602,556	24%
Average aggregate units deployed	734,546	574,876	28%
SaaS ARPU	$5.41	$5.21	4%
Bookings
Units booked	46,290	65,108	(29)%
Bookings (in thousands)	$38,761	$37,305	4%
Units booked SaaS ARPU	$7.16	$5.40	33%

Hardware revenue decreased by $8.2 million, or 22%, to $29.1 million for the three months ended March 31, 2024, from $37.3 million for the three months ended March 31, 2023. This decrease in hardware revenue was driven by a decrease in revenue related to our Smart Apartments Solutions and resulted from a 12% decrease in Units Shipped to 51,744 for the three months ended March 31, 2024 from 58,659 for the three months ended March 31, 2023, and a Hardware ARPU decrease of 12% to $561.94 for the 2024 period from $636.30 for the 2023 period. The ARPU decrease was primarily attributable to a change in product mix which was more heavily weighted to our Alloy SmartHome hardware. The impact of the decrease in hardware revenue was mitigated by an increase in hardware gross margin, primarily driven by the product mix change in the current period.

Professional services revenue decreased by $9.3 million, or 73%, to $3.5 million for three months ended March 31, 2024, from $12.8 million for the three months ended March 31, 2023. Of the $9.3 million decrease, $9.0 million was driven by our Smart Apartments solution. Professional services ARPU decreased by 11% to $221.43 for the three months ended March 31, 2024 from $249.66 for the three months ended March 31, 2023. New Units Deployed decreased by 46% to 29,710 units for the three months ended March 31, 2024 from 55,360 units for the three months ended March 31, 2023.

Hosted Services revenue increased by $3.0 million, or 20%, to $18.0 million for the three months ended March 31, 2024, from $15.0 million for the three months ended March 31, 2023. Of the $18.0 million revenue in 2024, $11.9 million is related to SaaS revenue and $6.1 million is related to hub amortization. Revenue increased from hub amortization and SaaS by $0.1 million and $2.9 million, respectively, from the three months ended March 31, 2023 to the three months ended March 31, 2024. The increase of Hosted Services revenue resulted primarily from a 24% increase in the aggregate number of Units Deployed, primarily of our Smart Apartment solution, from 602,556 units at March 31, 2023 to 749,401 units at March 31, 2024 and an increase in SaaS ARPU of 4% to $5.41 for the three months ended March 31, 2024 from $5.21 for the three months ended March 31, 2023.

We don’t expect to deploy any more non-distinct Hub Devices, thus, the revenue contribution from hub amortization should decrease in future periods until the non-distinct Hub Devices are fully amortized. The table below shows the expected revenue contribution from hub amortization.

	For the years ended December 31,
	2024(1)	2025	2026	2027
	(dollars in thousands)

Revenue contribution from hub amortization
Q1	$6,043	$4,775	$2,260	$158
Q2	5,236	4,605	1,485	56
Q3	5,181	3,631	901	21
Q4	4,971	2,908	414	6
Total	$21,431	$15,919	$5,060	$241

(1) Q1 2024 amounts are actuals

Cost of Revenue

	Three months ended March 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue
Hardware	$18,684	$32,572	$(13,888)	(43)%
Professional services	6,448	17,634	(11,186)	(63)%
Hosted services	5,934	5,758	176	3%
Total cost of revenue	$31,066	$55,964	$(24,898)	(44)%

Total cost of revenue decreased by $24.9 million, or 44%, to $31.1 million for the three months ended March 31, 2024, from $56.0 million for the three months ended March 31, 2023. The decrease in cost of revenue resulted primarily from a favorable product mix of our hardware devices (more heavily weighted to Alloy SmartHome hardware), a 46% decrease in New Units Deployed and a 12% decrease in Units Shipped of our Smart Apartment solution hardware devices.

Hardware cost of revenue decreased by $13.9 million, or 43%, to $18.7 million for the three months ended March 31, 2024, from $32.6 million for the three months ended March 31, 2023. This decrease in hardware cost of revenue was primarily attributable to a favorable product mix and a 12% decrease in Units Shipped.

Professional services cost of revenue decreased by $11.2 million, or 63%, to $6.4 million for the three months ended March 31, 2024, from $17.6 million for the three months ended March 31, 2023. The decrease in professional services cost of revenue is primarily attributable to a decrease of approximately $8.9 million in third-party direct labor costs due to a 46% decrease in New Units Deployed, and a decrease of $1.7 million in personnel-related costs, and related travel. Additionally, we have invested in technology initiatives to allow our teams to be more efficient and furthered our collaboration with third-party partners to augment our professional services. As a result, we believe we will continue to improve efficiency in future periods.

Hosted Services cost of revenue increased by $0.2 million, or 3%, to approximately $6.0 million for the three months ended March 31, 2024, from $5.8 million for the three months ended March 31, 2023. The increase resulted from a 24% increase in the aggregate number of Units Deployed and the resulting increase in the number of active subscriptions for our software service applications, partially offset by a $0.4 million decrease in hub amortization. Our Hosted Services gross margin improved when compared to the same period in the prior year primarily driven by economies of scale related to our SaaS products. Additionally, Hosted Services attributable to hub amortization, which has a lower margin than our SaaS products, continues to represent a smaller portion of our Hosted Services cost of revenue.

Operating Expenses

	Three months ended March 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$8,362	$7,231	$1,131	16%
Sales and marketing	4,554	5,161	(607)	(12)%
General and administrative	16,666	12,017	4,649	39%

Research and development expenses increased by $1.1 million, or 16%, to approximately $8.3 million for the three months ended March 31, 2024, from $7.2 million for the three months ended March 31, 2023, resulting primarily from an increase of approximately $1.3 million of personnel-related expenses, primarily related to the employee retention credit, which were refundable employment tax credits provided by The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), recorded during the three months ended March 31, 2023. We believe our research and development costs will increase in absolute dollars as we increase our investment in product development to broaden the capabilities of our solutions and introduce new products and features – in particular, as we enhance our WiFi offering.

Sales and marketing expenses decreased by $0.6 million, or 12%, to $4.6 million for the three months ended March 31, 2024 from $5.2 million for the three months ended March 31, 2023, resulting primarily from a decrease of approximately $0.5 million in personnel-related expenses.

For the three months ended March 31, 2024, general and administrative expenses increased by $4.6 million, or 39%, to approximately $16.6 million, from $12.0 million for the three months ended March 31, 2023, resulting primarily from a $5.3 million legal accrual recorded as of March 31, 2024, in which the Company has made a substantive offer to settle a dispute with a supplier by returning $5.0 million of inventory and paying a portion of the supplier’s costs and fees.

Other Income

	Three months ended March 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Interest income, net	$2,409	$2,016	$393	19%
Other income, net	103	56	47	84%

Interest income, net increased by $0.4 million to $2.4 million for the three months ended March 31, 2024, from $2.0 million for the three months ended March 31, 2023. The increase in net interest income for both periods is primarily attributable to interest earned on interest-bearing cash balances.

Income Taxes

	Three months ended March 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Loss before income taxes	$(7,647)	$(13,222)	$5,575	42%
Income tax expense (benefit)	45	(7)	52	743%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets as of March 31, 2024, and March 31, 2023. As of December 31, 2023, the Company has gross NOLs of $204.6 million and $193.4 million for federal and state income tax return purposes, respectively. Federal NOLs can be carried forward indefinitely, while State NOLs will expire between 2032 and 2043. The Company also has $0.1 million of R&D credits available that expire in 2039.

The income tax expense is related to the foreign and state taxes offset by a change in the valuation allowance.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we present EBITDA and Adjusted EBITDA, described below, as non-GAAP measures. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends.

All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures - these non-GAAP financial measures are not intended to supersede or replace our GAAP results.

We define EBITDA as net income (loss) computed in accordance with GAAP before interest income, net, income tax expense (benefit) and depreciation and amortization.

We define Adjusted EBITDA as EBITDA before expenses related to non-recurring legal matters, stock-based compensation, compensation expense in connection with acquisitions, severance charges, other acquisition expenses, and other expenses caused by non-recurring, or unusual, events that are not indicative of our ongoing business.

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

We believe that the presentation of EBITDA and Adjusted EBITDA provides information useful to investors in assessing our results of operations. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income (loss). EBITDA and Adjusted EBITDA are not used as measures of our liquidity and should not be considered alternatives to net income (loss) or any other measure of financial performance presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to the EBITDA and Adjusted EBITDA of other companies due to the fact that not all companies use the same definitions of EBITDA and Adjusted EBITDA. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net loss (as determined in accordance with GAAP) to EBITDA and Adjusted EBITDA for each of the periods indicated.

	For the three months ended March 31,
	2024	2023
	(dollars in thousands)
Net loss	$(7,692)	$(13,215)
Interest income, net	(2,409)	(2,016)
Income tax expense (benefit)	45	(7)
Depreciation and amortization	1,501	1,254
EBITDA	(8,555)	(13,984)
Legal matter(1)	5,300	-
Stock-based compensation	3,281	3,680
Compensation expense in connection with acquisitions	-	1,625
Severance charges	231	-
Other acquisition expenses	140	205
Adjusted EBITDA	$397	$(8,474)
(1) Refer to Note 12 "Commitments and Contingencies".

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, we had cash and cash equivalents of $204.7 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of March 31, 2024, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of the Company’s assets and guaranteed by each of the Company’s material domestic subsidiaries.

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

During the three months ended March 31, 2024, we repurchased 1.6 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $2.74 per share for a total of $4.4 million. As of March 31, 2024, approximately $45.6 million remained available for stock repurchases pursuant to our stock repurchase program.

Cash Flow Summary - Three Months Ended March 31, 2024 and 2023

The following table summarizes our cash flows for the periods presented.

	Three months ended March 31,
	2024	2023
	(dollars in thousands)
Net cash provided by (used in)
Operating activities	$(3,337)	$(10,290)
Investing activities	(956)	(1,169)
Financing activities	(6,462)	(1,854)

Operating Activities

For the three months ended March 31, 2024, our operating activities used $3.3 million in cash resulting primarily from our net loss of $7.7 million and $6.7 million used in changes in our operating assets and liabilities, partially offset by $11.1 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $7.4 million decrease in accounts payable, $6.7 million decrease in accrued expenses and other liabilities, and a $3.6 million decrease in deferred revenue, partially offset by a $5.6 million decrease in inventory, $2.7 million decrease in accounts receivable, and a $2.7 million decrease in deferred cost of revenue. Non-cash expenses consisted primarily of a non-cash legal accrual for $5.0 million in which the Company has made a substantive offer to settle a dispute with a supplier by returning $5.0 million of inventory, stock-based compensation of $3.3 million, depreciation and amortization of $1.5 million, and provision for doubtful accounts of $1.2 million.

For the three months ended March 31, 2023, our operating activities used $10.3 million in cash resulting primarily from our net loss of $13.2 million and $4.0 million used in changes in our operating assets and liabilities, partially offset by $6.9 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $11.1 million decrease in accrued expenses and other liabilities, a $6.7 million decrease in accounts payable and a $4.6 million increase in prepaid expenses and other assets, partially offset by a $8.9 million decrease in inventory, a $3.5 million decrease in accounts receivable, a $3.3 million decrease in deferred cost of revenue, and a $3.0 million increase in deferred revenue. Non-cash expenses consisted primarily of stock-based compensation of $3.7 million, compensation expense related to acquisitions of $1.6 million, and depreciation and amortization of $1.3 million. Of the total cash used for our operating activities, $6.0 million was attributable to payments related to our acquisitions.

Investing Activities

For the three months ended March 31, 2024, we used $1.0 million of cash for investing activities, resulting primarily from cash paid of $0.9 million for capitalized internal-use software development costs.

For the three months ended March 31, 2023, we used $1.2 million of cash for investing activities, resulting primarily from cash paid of $1.1 million for capitalized internal-use software development costs.

Financing Activities

For the three months ended March 31, 2024, our financing activities used $6.5 million of cash, resulting primarily from $4.4 million used for repurchases of Class A common stock, $1.5 million used for earnout payments related to the iQuue acquisition, and $0.9 million used for taxes paid related to net share settlements of stock-based compensation awards.

For the three months ended March 31, 2023, our financing activities used $1.9 million of cash, resulting primarily from $1.7 million used for earnout payments related to the iQuue acquisition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

We will remain an “emerging growth company” under the JOBS Act until the earliest of (a) the first fiscal year following the fifth anniversary of the initial public offering by FWAA, which closed on February 9, 2021, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non- convertible debt securities during the previous three years.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies” - Recent Accounting Guidance for more information.

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

Interest Rate Fluctuation Risk

As of March 31, 2024, we had cash, cash equivalents, and restricted cash of approximately $204.9 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $20.5 million, or decrease our annual interest income by $2.4 million, based on our cash position as of March 31, 2024.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report and, based on such evaluation, have concluded that our disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of risks and uncertainties relating to our business, please see the section titled "Risk Factors" in our Annual Report on 10-K filed with the SEC on March 5, 2024. There have been no material changes from the risk factors disclosed therein. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
January 1 - January 31, 2024	-	$-	-	$50,000
February 1 - February 29, 2024	-	$-	-	$50,000
March 1 - March 31, 2024	1,595	$2.74	1,595	$45,643
Total	1,595		1,595

(1) In March 2024, our board of directors authorized the repurchase of up to $50,000,000 of our Class A common stock. Repurchases under the program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The repurchase program does not have an expiration date and may be suspended at any time at our discretion. Refer to Note 7 — Convertible Preferred Stock and Equity in Part I, Item 1, of this Report for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6 - Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
10.1†	SmartRent Inc. Non-Employee Director Compensation Policy (filed herewith).
10.2†	SmartRent, Inc. Executive Incentive Compensation Plan.	8-K	10.1	January 25, 2024
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2*	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).1

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SmartRent, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report , irrespective of any general incorporation language contained in such filing.

† Indicates a management contract or any compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May 2024.

SmartRent, Inc.

By:	/s/ Lucas Haldeman

Lucas Haldeman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daryl Stemm

Daryl Stemm
Chief Financial Officer
(Principal Financial and Accounting Officer)