Form 10-Q
period 2024-06-30
SmartRent, Inc.
filed 2024-08-07
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, there were 202,393,507 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

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
our recent leadership changes;
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

PART I. Financial Information

Item 1 - Financial Statements (Unaudited)

SMARTRENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	As of
	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$187,435	$215,214
Restricted cash, current portion	247	495
Accounts receivable, net	65,220	61,903
Inventory	34,420	41,575
Deferred cost of revenue, current portion	11,335	11,794
Prepaid expenses and other current assets	15,179	9,359
Total current assets	313,836	340,340
Property and equipment, net	1,319	1,400
Deferred cost of revenue	6,555	11,251
Goodwill	117,268	117,268
Intangible assets, net	25,312	27,249
Other long-term assets	11,057	12,248
Total assets	$475,347	$509,756

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,449	$15,076
Accrued expenses and other current liabilities	26,696	24,976
Deferred revenue, current portion	67,187	77,257
Total current liabilities	100,332	117,309
Deferred revenue	44,671	45,903
Other long-term liabilities	961	4,096
Total liabilities	145,964	167,308

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares of preferred stock issued and outstanding as of June 30, 2024 and December 31, 2023	-	-

Stockholders' equity
Class A common stock, $0.0001 par value; 500,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 202,169 and 203,327 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	20	20
Additional paid-in capital	633,793	628,156
Accumulated deficit	(304,209)	(285,512)
Accumulated other comprehensive loss	(221)	(216)
Total stockholders' equity	329,383	342,448
Total liabilities, convertible preferred stock and stockholders' equity	$475,347	$509,756

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue
Hardware	$24,676	$27,788	$53,753	$65,113
Professional services	5,816	10,050	9,274	22,819
Hosted services	18,026	15,564	35,980	30,549
Total revenue	48,518	53,402	99,007	118,481

Cost of revenue
Hardware	16,318	21,990	35,002	54,562
Professional services	8,869	15,809	15,317	33,443
Hosted services	6,026	5,720	11,960	11,478
Total cost of revenue	31,213	43,519	62,279	99,483

Operating expense
Research and development	7,484	6,536	15,846	13,767
Sales and marketing	4,716	4,829	9,270	9,990
General and administrative	12,023	10,605	28,689	22,622
Total operating expense	24,223	21,970	53,805	46,379

Loss from operations	(6,918)	(12,087)	(17,077)	(27,381)

Interest income, net	2,290	1,815	4,699	3,831
Other income (expense), net	91	(59)	194	(3)
Loss before income taxes	(4,537)	(10,331)	(12,184)	(23,553)

Income tax expense	68	18	113	11
Net loss	$(4,605)	$(10,349)	$(12,297)	$(23,564)
Other comprehensive loss
Foreign currency translation adjustment	(11)	(9)	(5)	95
Comprehensive loss	$(4,616)	$(10,358)	$(12,302)	$(23,469)
Net loss per common share
Basic and diluted	$(0.02)	$(0.05)	$(0.06)	$(0.12)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	201,986	199,619	202,735	198,980

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity

Balance, December 31, 2023	-	$-	203,327	$20	$628,156	$(285,512)	$(216)	$342,448
Stock-based compensation	-	-	-	-	3,281	-	-	3,281
Issuance of Class A common stock upon vesting of equity awards	-	-	775	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(291)	-	(898)	-	-	(898)
Exercise of options	-	-	192	-	2	-	-	2
Net settlement related to exercise of options	-	-	(31)			-	-
ESPP purchases	-	-	134	-	337	-	-	337
Repurchases of Class A common stock			(1,595)	-	-	(4,397)	-	(4,397)
Net loss	-	-	-	-	-	(7,692)	-	(7,692)
Other comprehensive income	-	-					6	6
Balance, March 31, 2024	-	-	202,511	20	630,878	(297,601)	(210)	333,087
Stock-based compensation	-	-	-	-	3,284	-	-	3,284
Issuance of common stock upon vesting of equity awards	-	-	568	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(145)	-	(369)	-	-	(369)
Repurchases of Class A common stock	-	-	(765)	-	-	(2,003)	-	(2,003)
Net loss	-	-	-	-	-	(4,605)	-	(4,605)
Other comprehensive loss	-	-	-	-	-	-	(11)	(11)
Balance, June 30, 2024	-	$-	202,169	$20	$633,793	$(304,209)	$(221)	$329,383

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

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,297)	$(23,564)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	3,086	2,596
Impairment of investment in non-affiliate	2,250	-
Provision for warranty expense	(837)	-
Non-cash lease expense	732	412
Stock-based compensation related to acquisition	-	109
Stock-based compensation	6,565	6,847
Compensation expense related to acquisition	-	1,769
Change in fair value of earnout related to acquisition	140	306
Non-cash interest expense	72	65
Provision for excess and obsolete inventory	120	47
Provision for expected credit losses	1,360	(1)
Non-cash legal expense (Note 12 "Commitments and Contingencies")	4,955	-
Change in operating assets and liabilities
Accounts receivable	(4,712)	2,416
Inventory	2,059	15,188
Deferred cost of revenue	5,155	7,285
Prepaid expenses and other assets	(1,839)	(6,311)
Accounts payable	(8,663)	(12,059)
Accrued expenses and other liabilities	(3,339)	(13,201)
Deferred revenue	(11,208)	2,878
Lease liabilities	(813)	(466)
Net cash used in operating activities	(17,214)	(15,684)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(275)	(49)
Capitalized software costs	(1,722)	(2,279)
Net cash used in investing activities	(1,997)	(2,328)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchases of Class A common stock	(6,381)	-
Proceeds from options exercise	2	71
Proceeds from ESPP purchases	337	438
Taxes paid related to net share settlements of stock-based compensation awards	(1,267)	(1,085)
Payment of earnout related to acquisition	(1,530)	(1,702)
Net cash used in financing activities	(8,839)	(2,278)
Effect of exchange rate changes on cash and cash equivalents	23	41
Net decrease in cash, cash equivalents, and restricted cash	(28,027)	(20,249)
Cash, cash equivalents, and restricted cash - beginning of period	215,709	217,713
Cash, cash equivalents, and restricted cash - end of period	$187,682	$197,464

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$187,435	$196,970
Restricted cash, current portion	247	247
Restricted cash, included in other long-term assets	-	247
Total cash, cash equivalents, and restricted cash	$187,682	$197,464

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2024	2023
Supplemental disclosure of cash flow information
Interest paid	$131	$56
Cash paid for income taxes	$165	$71
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	$55	$-
Stock repurchases excise tax charged to equity	$19	$-
Other receivable for options exercised at period end	$-	$94

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. DESCRIPTION OF BUSINESS

SmartRent, Inc., and its wholly owned subsidiaries (collectively, the "Company"), is an enterprise real estate technology company that provides comprehensive management software and applications designed for property owners, managers and residents. Its suite of products and services, which includes both smart building hardware and cloud-based software-as-a-service ("SaaS") solutions, provides seamless visibility and control over real estate assets. The Company’s solutions can help lower operating costs, increase revenue, mitigate operational friction and protect assets for owners and operators, while providing a differentiated, elevated living experience for residents. The Company is headquartered in Scottsdale, Arizona.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements as of December 31, 2023, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 5, 2024. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Condensed Consolidated Financial Statements related to the three and six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any future period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period. These estimates made by management include valuing the Company’s inventories on hand, allowance for expected credit losses, intangible assets, earnout liabilities, warranty liabilities, stand-alone selling price of items sold, and certain assumptions used in the valuation of equity awards, including the estimated fair value of common stock warrants, and assumptions used to estimate the fair value of stock-based compensation expense. Actual results could differ materially from those estimates.

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and Hosted Services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for expected credit losses on the Consolidated Balance Sheets. The allowance for expected credit losses totaled $2,721 and $1,361 as of June 30, 2024, and December 31, 2023, respectively. The provision for expected credit losses is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss; the provision for expected credit losses totaled $1,360 for the six months ended June 30, 2024. There were no material write-offs of accounts receivable for the three and six months ended June 30, 2024 or for the three and six months ended June 30, 2023. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for expected credit losses based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for expected credit losses. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Consolidated Balance Sheet date. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue		Revenue
	As of		For the three months ended		For the six months ended
	June 30, 2024	December 31, 2023	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Customer A	*	*	*	*	*	11%
Customer B	15%	18%	*	13%	*	13%
Customer C	*	13%	*	*	*	*
Customer D	18%	*	*	*	16%	*
Customer E	*	*	*	12%	*	*
Customer F	18%	*	26%	*	15%	*

* Total less than 10% for the respective period

Inventory

Inventories, which are comprised of smart home equipment and components, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

In August 2023, the Company entered into a Product Sales Agreement (the "Agreement") with ADI Global Distribution ("ADI"), pursuant to which, ADI agreed to serve as the Company's non-exclusive hardware fulfillment partner throughout the United States, Canada, and Puerto Rico. The Company is subject to certain buy-back provisions relating to the transferred inventory. As of June 30, 2024 and December 31, 2023, the Company recorded $2,267 and $851 in connection with the buy back provision, which is recorded in other current liabilities on the Consolidated Balance Sheets.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of cost over net assets of the Company's completed business combinations. The Company tests for potential impairment of goodwill on an annual basis as of September 30 to determine if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. No goodwill impairment has been recorded as of June 30, 2024 and December 31, 2023.

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

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended June 30, 2024 and 2023, warranty expense included in cost of hardware revenue was $136 and $413, respectively. For the six months ended June 30, 2024 and 2023, warranty expense included in cost of hardware revenue was $43 and $953, respectively. As of June 30, 2024, and December 31, 2023, the Company’s warranty allowance was $1,421 and $2,215, respectively, and is recorded in other current liabilities on the Consolidated Balance Sheets.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. As of June 30, 2024, and December 31, 2023, $864 and $864, respectively, is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

During the year ended December 31, 2023, the Company identified a deficiency with the firmware and sensor accuracy of certain hardware sold and has included an estimate of the expected cost to update the related firmware and hardware. As of December 31, 2023, $410 is included in the Company’s warranty allowance related to the remaining cost to perform the firmware and hardware updates. As of June 30, 2024, there is no amount in the Company's warranty allowance related to the remaining cost to perform the firmware and hardware updates.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2024 or 2023. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

•
Hosted Services Revenue

Hosted Services revenue primarily consists of monthly subscription revenue generated from fees that provide customers access to one or more of the Company’s software applications including access controls, asset monitoring and related services, and our Community WiFi solution, which provides communities with a private, device-dedicated WiFi network. These subscription arrangements have contractual terms ranging from one month to eight years and include recurring fixed plan subscription fees. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. As of June 30, 2024, the Company had capitalized $9,719 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $8,059 remained to be amortized. As of December 31, 2023, the Company had capitalized $7,064 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $6,163 remains to be amortized.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $149 and $115 of advertising expenses for the three months ended June 30, 2024 and 2023, respectively. The Company incurred $232 and $267 of advertising expenses for the six months ended June 30, 2024 and 2023, respectively.

Segments

The Company has one operating segment and one reportable segment. Its chief operating decision maker, a management committee comprised of current executives (the "Management Committee"), reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $8,413 and $8,280 of assets outside the United States as of June 30, 2024, and December 31, 2023, respectively.

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

In December 2023, the FASB issued ASU No. 2023-09 - Income Taxes (Topics 740): Improvements to Income Tax Disclosures. This ASU requires the expansion of disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statement disclosures.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of
		June 30, 2024			December 31, 2023
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$187,435	$-	$187,435	$215,214	$-	$215,214
Restricted cash	Level 1	247	-	247	495	-	495
Total		$187,682	$-	$187,682	$215,709	$-	$215,709

The Company reports the current portion of restricted cash as a separate item in the Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Consolidated Balance Sheets.

		As of
		June 30, 2024		December 31, 2023
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$2,860	$2,860	$4,250	$4,250
Total liabilities		$2,860	$2,860	$4,250	$4,250

In December 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC ("iQuue"). The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the six months ended June 30, 2024 and year ended December 31, 2023 are as follows.

	As of
	June 30, 2024	December 31, 2023
Balance at beginning of period	$4,250	$5,540
Payment of earnout in connection with the iQuue acquisition	(1,530)	(1,702)
Change in fair value of earnout	140	412
Balance at end of period	$2,860	$4,250

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024, the Company determined there was a $140 increase in the fair value of the earnout, primarily due to a decreased payment term as the Company is six months closer to the payout date. During the six months ended June 30, 2023, there was a $306 increase in the fair value of the earnout, primarily due to a decreased payment term as the Company approached the payment date. The Company recorded these adjustments in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss. The following table sets forth the weighted-average assumptions used to estimate the fair value of the earnout payment as of June 30, 2024 and December 31, 2023.

	As of
	June 30, 2024	December 31, 2023
Discount Rate	12.10%	10.50%
Volatility	40.00%	42.00%

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and SmartRent Solution.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue by geography
United States	$47,852	$52,627	$98,153	$117,560
International	666	775	854	921
Total revenue	$48,518	$53,402	$99,007	$118,481

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue by type
Hardware	$24,676	$27,788	$53,753	$65,113
Professional services	5,816	10,050	9,274	$22,819
Hosted services	18,026	15,564	35,980	$30,549
Total revenue	$48,518	$53,402	$99,007	$118,481

	For the three months ended June 30,								For the six months ended June 30,
	2024				2023				2024				2023
	(dollars in thousands)								(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2023	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2023
Smart Communities Solutions
Smart Apartments	$22,124	$4,461	$14,146	$40,731	$26,600	$8,103	$12,111	$46,814	$49,556	$7,171	$28,216	$84,943	$62,994	$19,800	$23,680	$106,474
Access Control	866	918	379	2,163	950	1,120	161	2,231	1,883	1,517	735	4,135	1,734	2,160	314	4,208
Community WiFi	13	221	179	413	73	783	149	1,005	147	234	346	727	77	788	299	1,164
Other	1,673	216	551	2,440	165	44	371	580	2,170	396	961	3,527	315	71	676	1,062
Smart Operations Solutions	-	-	2,771	2,771	-	-	2,772	2,772	(3)	(44)	5,722	5,675	(7)	-	5,580	5,573
Total Revenue	$24,676	$5,816	$18,026	$48,518	$27,788	$10,050	$15,564	$53,402	$53,753	$9,274	$35,980	$99,007	$65,113	$22,819	$30,549	$118,481

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

	For the six months ended June 30,
	2024	2023
Deferred revenue balance as of January 1	$123,159	$139,948
Revenue recognized from balance of deferred revenue at the beginning of the period	(8,656)	(14,505)
Revenue deferred during the period	7,075	19,593
Revenue recognized from revenue originated and deferred during the period	(2,010)	(2,067)
Deferred revenue balance as of March 31	119,568	142,969
Revenue recognized from balance of deferred revenue at the beginning of the period	(8,914)	(11,896)
Revenue deferred during the period	4,244	16,954
Revenue recognized from revenue originated and deferred during the period	(3,040)	(5,191)
Deferred revenue balance as of June 30	111,858	142,836

As of June 30, 2024, the Company expects to recognize 61% of its total deferred revenue within the next 12 months, 19% of its total deferred revenue between 13 and 36 months, 18% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of June 30, 2024 and 2023 are $30,635 and $39,725, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights. Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	June 30, 2024	December 31, 2023
Finished Goods	$34,030	$41,206
Raw Materials	390	369
Total inventory	$34,420	$41,575

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the three months ended June 30, 2024 and 2023 the Company recorded write-downs of $75 and $207. During the six months ended June 30, 2024 and 2023, the Company recorded write-downs of $171 and $273, respectively.

Prepaid expenses and other current assets consisted of the following.

	As of
	June 30, 2024	December 31, 2023
Prepaid expenses	$7,174	$7,144
Other current assets	8,005	2,215
Total prepaid expenses and other current assets	$15,179	$9,359

Property and equipment, net consisted of the following.

	As of
	June 30, 2024	December 31, 2023
Computer hardware	$2,419	$2,242
Leasehold improvements	731	717
Warehouse and other equipment	821	748
Furniture and fixtures	178	146
Property and equipment	4,149	3,853
Less: Accumulated depreciation	(2,830)	(2,453)
Total property and equipment, net	$1,319	$1,400

Depreciation and amortization expense on all property, plant and equipment was $195 and $197 during the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense on all property, plant and equipment was $377 and $400 during the six months ended June 30, 2024 and 2023, respectively.

Intangible assets, net consisted of the following.

	As of
	June 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(5,112)	$17,878	$22,990	$(4,001)	$18,989
Developed technology	10,600	(3,647)	6,953	10,600	(2,911)	7,689
Trade name	900	(419)	481	900	(329)	571
Total intangible assets, net	$34,490	$(9,178)	$25,312	$34,490	$(7,241)	$27,249

Amortization expense on all intangible assets was $968 and $969 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense on all intangible assets was $1,937 and $1,938 for the six months ended June 30, 2024 and 2023, respectively. Total future amortization for finite-lived intangible assets is estimated as follows.

Amortization Expense
2024 - Remaining	$1,937
2025	3,873
2026	3,873
2027	3,734
2028	3,693
Thereafter	8,202
Total	$25,312

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Other long-term assets consisted of the following.

	As of
	June 30, 2024	December 31, 2023
Capitalized software costs, net	$6,534	$5,632
Investment in non-affiliate	-	2,250
Operating lease - ROU asset, net	1,819	2,550
Other long-term assets	2,704	1,816
Total other long-term assets	$11,057	$12,248

Amortization expense for capitalized software costs was $388 and $172 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for capitalized software costs was $711 and $254 for the six months ended June 30, 2024 and 2023, respectively.

In December 2023, the Company invested $2,250 in a non-affiliated, privately held entity, under a Simple Agreement for Future Equity ("SAFE") agreement. The non-affiliated entity provides support and consultation for consumers looking to manage and upgrade the technology within their home. The Company’s investment in the SAFE is recorded using the cost method of accounting and is included under other long-term assets on the Consolidated Balance Sheets, as it is not readily convertible into cash. If the Company identifies factors that may be indicative of impairment the Company will review the investment for impairment. During the three months ended June 30, 2024, the Company identified factors indicative of impairment and recorded an impairment charge of $2,250 in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2023, the Company did not identify any factors indicative of impairment.

Accrued expenses and other current liabilities consisted of the following.

	As of
	June 30, 2024	December 31, 2023
Accrued expenses	$6,971	$6,674
Accrued compensation costs	6,141	10,272
Warranty allowance	1,421	2,215
Other	12,163	5,815
Total accrued expenses and other current liabilities	$26,696	$24,976

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of June 30, 2024. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended June 30, 2024 and 2023, the Company recorded $38 and $35, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss. For the six months ended June 30, 2024 and 2023, the Company recorded $72 and $69, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of June 30, 2024, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the three months ended June 30, 2024 and 2023, the facility fee totaled $44 and $47, respectively. During the six months ended June 30, 2024 and 2023, the facility fee totaled $87 and $94, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of June 30, 2024, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of June 30, 2024 and December 31, 2023, there was no outstanding principal amount under the Senior Revolving Facility.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of June 30, 2024, there are no preferred stock issued or outstanding.

Warrants

As of June 30, 2024, warrants issued as consideration to certain customers to purchase 3,663 shares of Class A Common Stock at $0.01 per share remain outstanding. The warrants vest dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer with certain measurement periods which expired in February 2024. The fair value of the vested warrants has been recorded as additional paid-in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. Based on the count of installed units as of February 2024, the number of warrants to vest is zero and as of December 31, 2023, the Company removed $193 from additional paid-in-capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss. There was no contra-revenue recorded related to these warrants during the three or six months ended June 30, 2024 and 2023.

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

During the three months ended June 30, 2024, the Company repurchased and subsequently retired 765 shares of our Class A common stock under the stock repurchase program at an average price of $2.62 per share for a total of $2,008. During the six months ended June 30, 2024, the Company repurchased and subsequently retired 2,360 shares of our Class A common stock under the stock repurchase program at an average price of $2.70 per share for a total of $6,381. The Company has elected to record the amount paid to repurchase the shares in excess of the par value entirely to accumulated deficit. As of June 30, 2024, approximately $43,643 remained available for stock repurchases pursuant to our stock repurchase program.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 8. STOCK-BASED COMPENSATION

2018 Stock Plan

Legacy SmartRent’s board of directors adopted, and its stockholders approved, the SmartRent.com, Inc. 2018 Stock Plan (the “2018 Stock Plan”), effective March 2018. The purpose of the 2018 Stock Plan was to advance the interests of Legacy SmartRent and its stockholders by providing an incentive to attract, retain and reward persons performing services for Legacy SmartRent and by motivating such persons to contribute to the growth and profitability of Legacy SmartRent. The 2018 Stock Plan sought to achieve this purpose by providing awards in the form of stock options and restricted stock purchase rights. Awards granted as stock options under the 2018 Stock Plan generally expire no later than ten years from the date of grant and become vested and exercisable over a four-year period. All options are subject to certain provisions that may impact these vesting schedules.

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

The 2021 Plan authorizes the administrator of the 2021 Plan (generally, the Board or its compensation committee) to provide incentive compensation in the form of stock options, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2021 Plan, the Company is authorized to issue up to 15,500 shares of Class A common stock. On May 14, 2024, the Company's stockholders approved the 2021 Plan, as amended and restated, which increased the number of shares reserved for issuance thereunder by 8,900 shares of Class A common stock. The Company is authorized to issue up to a total of 24,400 shares of Class A common stock under the 2021 Plan, as amended and restated. Non-employee board member RSUs generally will vest either over one year or three years, subject to the recipient’s continued service through the applicable vesting date or dates. The RSUs and options granted to employees are generally subject to a four-year vesting schedule and all vesting generally shall be subject to the recipient’s continued service with the Company or its subsidiaries through the applicable vesting dates.

The table below summarizes the activity pursuant to the 2021 Plan, for the six months ended June 30, 2024, and the shares available for future issuances as of June 30, 2024.

Shares Available for Future Issuance
Shares available as of December 31, 2023	8,310
Stock options issued, net	(2,527)
RSUs issued, net	(1,352)
Shares available as of March 31, 2024	4,431
Additions to the plan	8,900
RSUs issued, net	(335)
Shares available as of June 30, 2024	12,996

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The table below summarizes the activity related to stock options, pursuant to the 2018 Stock Plan and 2021 Plan, for the six months ended June 30, 2024.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2023	9,158	$1.21	6.81	$18,112
Granted	2,527	$3.36
Exercised	(192)	$0.47
March 31, 2024	11,493	$1.70	7.30	$13,504
Forfeited	(347)	$2.96
June 30, 2024	11,146	$1.66	7.09	$11,646
Exercisable options as of June 30, 2024	6,670	$0.75	5.81	$11,240

During the three months ended June 30, 2024 and 2023, stock-based compensation expense of $674 and $369, respectively, was recognized in connection with the outstanding options. During the six months ended June 30, 2024 and 2023, stock-based compensation expense of $1,366 and $800, respectively, was recognized in connection with the outstanding options. As of June 30, 2024, there is $8,224 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Plan and 2021 Plan, for the six months ended June 30, 2024.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2023	4,461	$4.24
Granted	1,747	$3.32
Vested or distributed	(776)	$3.89
Forfeited	(579)	$3.69
March 31, 2024	4,853	$4.04
Granted	369	$2.70
Vested or distributed	(567)	$4.43
Forfeited	(181)	$4.06
June 30, 2024	4,474	$3.88

No right to any Class A Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment or other service. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the three months ended June 30, 2024 and 2023, stock-based compensation expense of $2,576 and $2,875, respectively, was recognized in connection with the vesting of all RSUs. During the six months ended June 30, 2024 and 2023, stock-based compensation expense of $5,142 and $5,992, respectively, was recognized in connection with the vesting of all RSUs. As of June 30, 2024, there is $15,416 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

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

The table below summarizes the activity related to the ESPP for the six months ended June 30, 2024.

The ESPP allows employees to purchase shares of the Company's Class A Common Stock approximately every six months at a per share purchase price equal to 85 percent of the quoted market price of a share of the Company’s Class A Common Stock on (i) the first day of the offering period or (ii) the applicable purchase date of such offering period, whichever quoted market price is lower. During the three months ended June 30, 2024 and 2023, stock-based compensation expense of $34 and $32, respectively, was recognized in connection with the ESPP. During the six months ended June 30, 2024 and 2023, stock-based compensation expense of $57 and $55, respectively, was recognized in connection with the ESPP.

ESPP Activity	Shares Available for Sale
December 31, 2023	5,402
Annual additions to the plan	2,000
Shares purchased	(134)
March 31, 2024	7,268
<no activity in Q2'24>	-
June 30, 2024	7,268

Stock-Based Compensation

During the six months ended June 30, 2024 and 2023, there were options granted covering 2,527 and 3,070 shares, respectively. During the three months ended June 30, 2024 and 2023, there were no options granted. The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2024 and 2023.

	For the six months ended June 30,
	2024	2023
Risk free interest	4.09%	3.55%
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	75.00%
Expected life (years)	6.25	6.08

The Company recorded stock-based compensation expense as follows.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Cost of revenue	$292	$253	$590	$504
Research and development	953	912	1,914	1,890
Sales and marketing	165	182	296	418
General and administrative	1,874	1,929	3,765	4,144
Total	$3,284	$3,276	$6,565	$6,956

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

During the six months ended June 30, 2023, stock-based compensation expense of $109 was recognized for 844 shares granted in connection with the Company's February 2020 acquisition of a foreign supplier and are recorded as a component of general and administrative expense. There was no such stock-based compensation expense recording during the six months ended June 30, 2024 or the three months ended June 30, 2024 and 2023.

NOTE 9. INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was (1.50%) and (0.17%) for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate (ETR) from continuing operations was (0.93%) and (0.05%) for the six months ended June 30, 2024 and 2023, respectively. The Company’s ETR during the three and six months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to the federal, state, and foreign taxes offset by a change in the valuation allowance.

The income tax expense on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to the federal, state, and foreign taxes offset by a change in the valuation allowance. The Company established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. The Company expects to maintain this valuation allowance until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized in future periods if it reports taxable income. The Company believes that it has established an adequate allowance for uncertain tax positions, although it can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Common stock options and restricted stock units	15,620	17,359	15,620	17,359
Common stock warrants	-	3,664	-	3,664
Total	15,620	21,023	15,620	21,023

NOTE 11. RELATED-PARTY TRANSACTIONS

A member of the Board serves on the board of directors of a SmartRent customer. For the three months ended June 30, 2024 and 2023, the Company earned revenue from this customer of $618 and $474, respectively. For the six months ended June 30, 2024 and 2023, the Company earned revenue from this customer of $1,298 and $1,488, respectively. As of June 30, 2024 and December 31, 2023, the Company had receivables due from this customer of $397 and $1,352, respectively. All business dealings with the customer were entered into in the ordinary course of business and the arrangements are on terms no more favorable than terms that would be available to unaffiliated third parties under the same or similar circumstances.

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

In April 2020, the Company entered into an agreement with a supplier, as further amended in March 2021 (the "Supplier Agreement"), to purchase minimum volumes of certain products through August 2022. Due to significant

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara. On July 26, 2022, the supplier filed a cross-complaint against the Company for breach of contract and other allegations. In April 2024, the Company made a substantive offer to return the product inventory (valued at $4,955) to the supplier and pay a portion of the supplier’s costs and fees. As of March 31, 2024, the Company recorded a legal accrual of $5,300 within general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Consolidated Balance Sheets. The final settlement agreement was signed in June 2024. As of June 30, 2024, the $5,000 legal accrual was recorded in accrued expenses and other current liabilities and the related product inventory was recorded in other current assets. In July 2024, the inventory was returned to the supplier.

In April 2023, a collective action was filed against the Company in Federal Court in Georgia by two former employees alleging failure to pay overtime wages in violation of the Fair Labor Standards Act (“FLSA”). The plaintiffs claim they were improperly classified as exempt employees under the FSLA and thus should have been entitled to overtime pay. Limited discovery was conducted in 2023, and Plaintiffs moved for conditional certification of a collective class in July 2023, which was granted on March 31, 2024. Notice was issued to potential class members, who had until July 15, 2024, to opt into the lawsuit. In July 2024, the parties agreed to mediate the case and will ask the Court to stay discovery until mediation is completed. No trial date has been set. The potential outcomes of this claim cannot be determined, and an estimate of the reasonably possible loss or range of loss cannot be made.

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. As of June 30, 2024, an accrual of $5,000 was included within accrued expenses and other current liabilities related to the legal matter discussed above. The Company had no such accruals as of December 31, 2023.

NOTE 13. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after June 30, 2024 and through August 7, 2024, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In July 2024, the Company announced the departure of Lucas Haldeman, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Company’s Board effective July 29, 2024. The Company and Mr. Haldeman entered into a Separation Agreement and Release (the “Separation Agreement”). The Separation Agreement provides that, in exchange for Mr. Haldeman executing a release of claims in favor of the Company and its affiliates, complying with restrictive covenants (including a non-compete), resigning from the Board and agreeing to other terms of the Separation Agreement, Mr. Haldeman will receive (i) a cash payment of $1,170 (reflecting eighteen months base salary) which will be paid in approximately equal installments in accordance with the Company’s regular payroll practices during the eighteen-month period beginning no later than the first regular payroll date that occurs at least five business days following the effective date of the Separation Agreement; (ii) a lump sum payment approximating the cost of eighteen months of COBRA coverage; and (iii) accelerated vesting of any unvested equity awards (excluding performance based awards) that would have vested had Mr. Haldeman remained employed during the eighteen-month period immediately following the separation date. In July 2024, the Company recognized $1,170 of severance expense related to the cash payment to Mr. Haldeman. Pursuant to the Separation Agreement, 1,359 stock options and 342 shares of restricted stock units were accelerated to vest on July 29, 2024. The Company is still evaluating the financial impact of these awards. The Company has appointed Daryl Stemm, the Company’s Chief Financial Officer, as the Company’s Interim Principal Executive Officer, effective as of July 29, 2024. The Company has also formed a Management Committee comprised of current executives to guide the Company through the transition period, effective as of July 29, 2024, until a new CEO is appointed.

In July 2024, 225 shares of the Company's Class A Common Stock were issued to certain employees related to vested RSUs and ESPP purchases.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

In July 2024, the Company repurchased 842 shares of our Class A common stock under the stock repurchase program at an average price of $2.39 per share for a total of $2,008. The following table summarizes the share repurchase activity for July 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
July 1 - July 31, 2024	842	$2.39	842	$41,635
Total	842		842

(1) In March 2024, our Board authorized the repurchase of up to $50,000 of our Class A common stock. Repurchases under the program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The repurchase program does not have an expiration date and may be suspended at any time at our discretion. Refer to Note 7 — Convertible Preferred Stock and Equity in Part I, Item 1, of this Report for additional information related to share repurchases.

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

SmartRent is a category leader in the enterprise smart home solutions industry. As of June 30, 2024, we had 771,870 Units Deployed (as defined below) and over 600 customers, including many of the largest multifamily residential owners in the United States. As of that date, we believe our customers owned an aggregate of approximately 7.3 million rental units. This represents approximately 17% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the United States.

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

Recent Developments

On July 30, 2024, the Company announced the departure of Lucas Haldeman, the Company’s Chief Executive Officer and Chairman of the Company’s board of directors, effective July 29, 2024. As part of the transition, Mr. Haldeman resigned as a member of the board of directors, effective July 29, 2024. The Company has appointed Daryl Stemm, the Company’s Chief Financial Officer, as the Company’s Interim Principal Executive Officer, effective as of July 29, 2024. John Dorman, the Board’s lead independent director, has been appointed Chairman of the Board, and the Board has formed a Management Committee of current executives to guide the Company through the transition period. The Board has initiated a search to identify the next CEO of SmartRent and is working with a leading executive search firm to assist in the process of identifying and evaluating candidates.

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

Although the correlation has decreased, New Units Deployed is still an indicator of our ability to acquire new customers and expand our relationships with our current customers. As of June 30, 2024 and 2023, we had an aggregate of 771,870 and 650,324 Units Deployed, respectively. For the three months ended June 30, 2024 and 2023, we had 22,469 and 47,768 New Units Deployed, respectively. For the six months ended June 30, 2024 and 2023, we had 52,179 and 103,128 New Units Deployed, respectively.

Units Shipped

We define Units Shipped as the aggregate number of Hub Devices that have been shipped to customers during a stated measurement period. Units Shipped is used to assess the trajectory of our growth and is an indicator of our ability to acquire new customers and expand our relationships with our current customers. However, we caution that Units Shipped also includes Hub Devices for upgrades and out of warranty replacements and may not be an indicator of New Units Deployed in future periods. For the three months ended June 30, 2024 and 2023, we had 48,780 and 55,516 Units Shipped, respectively. For the six months ended June 30, 2024 and 2023, we had 100,524 and 114,175 Units Shipped, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units subject to binding orders executed during a stated measurement period. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the three months ended June 30, 2024 and 2023 there were 37,691 and 19,967 Units Booked, respectively. For the six months ended June 30, 2024 and 2023 there were 83,981 and 85,075 Units Booked, respectively.

Bookings

We define Bookings as the contract value of hardware, professional services, and the first year of ARR for binding orders executed during a stated measurement period. We utilize Bookings to measure revenue expected to be earned in future periods from orders contracted during the current period. For the three months ended June 30, 2024 and 2023, Bookings were $45,511 and $31,539, respectively. For the six months ended June 30, 2024 and 2023, Bookings were $84,272 and $68,844, respectively.

Annual Recurring Revenue

We define Annual Recurring Revenue (“ARR”) as the annualized value of our SaaS revenue earned in the current quarter, which we calculate by taking the total amount of SaaS revenue in the current quarter and multiplying that amount by four. We believe that ARR growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our ARR to assess the general health and trajectory of our Hosted Services business. As of June 30, 2024 and 2023, ARR was approximately $51.2 million and $38.8 million, respectively.

Hardware Average Revenue per Unit ("ARPU"), Professional Services ARPU, SaaS ARPU, and Units Booked SaaS ARPU

We define Hardware ARPU as total hardware revenue during a given period divided by the total Units Shipped during the same period. Hardware ARPU is used to evaluate the effectiveness of our hardware pricing and assess our ability to market and sell our hardware offerings. For the three months ended June 30, 2024 and 2023, Hardware ARPU was $506 and $501, respectively. For the six months ended June 30, 2024 and 2023, Hardware ARPU was $535 and $570, respectively.

We define Professional Services ARPU as total professional services revenue during a given period divided by the total New Units Deployed, excluding customer self-installations, during the same period. Professional Services ARPU is used to assess our ability to effectively price our installation services. For the three months ended June 30, 2024 and 2023, Professional Services ARPU was $333 and $265, respectively. For the six months ended June 30, 2024 and 2023, Professional Services ARPU was $281 and $256, respectively.

We define SaaS ARPU as total SaaS revenue during a given period divided by the average aggregate Units Deployed in the same period. Average aggregate Units Deployed is calculated as the Units Deployed as of the current period plus the Units Deployed as of the previous period divided by two. SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions. For the three months ended June 30, 2024 and 2023, SaaS ARPU was $5.63 and $5.16, respectively. For the six months ended June 30, 2024 and 2023, SaaS ARPU was $5.53 and $5.20, respectively.

We define Units Booked SaaS ARPU as the first year ARR for binding orders executed during the stated measurement period divided by the total Units Booked in the same period. Units Booked SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions for orders executed during the period. For the three months ended June 30, 2024 and 2023, Units Booked SaaS ARPU was $8.07 and $8.74, respectively. For the six months ended June 30, 2024 and 2023, Units Booked SaaS ARPU was $7.57 and $6.18, respectively.

Customer Churn

We define Customer Churn as cancelled deployed units during the measurement period divided by Units Deployed as of the beginning of the measurement period. Cancelled deployed units are the previously deployed units that have been cancelled during the same measurement period in which a customer cancels all product subscriptions. Our Hosted Services growth is driven by our ability to retain our customers and minimize Customer Churn. Our Customer Churn for our Smart Communities Solutions is 0.05% for the three months ended June 30, 2024. We did not experience churn for the three months ended June 30, 2023. Our Customer Churn for our Smart Communities Solutions is 0.05% for the six months ended June 30, 2024 compared to 0.01% for the six months ended June 30, 2023.

Net Revenue Retention

We define Net Revenue Retention as SaaS revenue at the end of the current period related to properties which had SaaS revenue at the end of the same period in the prior year, divided by SaaS revenue at the end of the same period in the prior year for those same properties. Net Revenue Retention includes any reductions in revenue caused by cancellations or downgrades, offset by additions to revenue from price increases on existing products, and additions of new products at existing properties. Net Revenue Retention was 103% as of June 30, 2024.

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

	For the three months ended June 30,								For the six months ended June 30,
	2024				2023				2024				2023
	(dollars in thousands)								(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2023	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2023
Smart Communities Solutions
Smart Apartments	$22,124	$4,461	$14,146	$40,731	$26,600	$8,103	$12,111	$46,814	$49,556	$7,171	$28,216	$84,943	$62,994	$19,800	$23,680	$106,474
Access Control	866	918	379	2,163	950	1,120	161	2,231	1,883	1,517	735	4,135	1,734	2,160	314	4,208
Community WiFi	13	221	179	413	73	783	149	1,005	147	234	346	727	77	788	299	1,164
Other	1,673	216	551	2,440	165	44	371	580	2,170	396	961	3,527	315	71	676	1,062
Smart Operations Solutions	-	-	2,771	2,771	-	-	2,772	2,772	(3)	(44)	5,722	5,675	(7)	-	5,580	5,573
Total Revenue	$24,676	$5,816	$18,026	$48,518	$27,788	$10,050	$15,564	$53,402	$53,753	$9,274	$35,980	$99,007	$65,113	$22,819	$30,549	$118,481

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

Provision for Income Taxes

The income tax expense on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to the federal, state, and foreign taxes offset by a change in the valuation allowance. The Company established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. The Company expects to maintain this valuation allowance until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized in future periods if it reports taxable income. The Company believes that it has established an adequate allowance for uncertain tax positions, although it can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

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

	Three months ended June 30,		Change	Change	Six months ended June 30,		2024 vs 2023 Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$24,676	$27,788	$(3,112)	(11)%	$53,753	$65,113	$(11,360)	(17)%
Professional services	5,816	10,050	(4,234)	(42)%	9,274	22,819	(13,545)	(59)%
Hosted services	18,026	15,564	2,462	16%	35,980	30,549	5,431	18%
Total revenue	48,518	53,402	(4,884)	(9)%	99,007	118,481	(19,474)	(16)%

Cost of revenue
Hardware	16,318	21,990	(5,672)	(26)%	35,002	54,562	(19,560)	(36)%
Professional services	8,869	15,809	(6,940)	(44)%	15,317	33,443	(18,126)	(54)%
Hosted services	6,026	5,720	306	5%	11,960	11,478	482	4%
Total cost of revenue	31,213	43,519	(12,306)	(28)%	62,279	99,483	(37,204)	(37)%

Operating expense
Research and development	7,484	6,536	948	15%	15,846	13,767	2,079	15%
Sales and marketing	4,716	4,829	(113)	(2)%	9,270	9,990	(720)	(7)%
General and administrative	12,023	10,605	1,418	13%	28,689	22,622	6,067	27%
Total operating expenses	24,223	21,970	2,253	10%	53,805	46,379	7,426	16%

Loss from operations	(6,918)	(12,087)	5,169	43%	(17,077)	(27,381)	10,304	38%

Other income (expense)
Interest income, net	2,290	1,815	475	26%	4,699	3,831	868	23%
Other income (expense), net	91	(59)	150	254%	194	(3)	197	6567%
Loss before income taxes	(4,537)	(10,331)	5,794	56%	(12,184)	(23,553)	11,369	48%

Income tax expense	68	18	50	278%	113	11	102	927%
Net Loss	$(4,605)	$(10,349)	$5,744	56%	$(12,297)	$(23,564)	$11,267	48%

Comparison of the three and six months ended June 30, 2024 and 2023

Revenue

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$24,676	$27,788	$(3,112)	(11)%	$53,753	$65,113	$(11,360)	(17)%
Professional services	5,816	10,050	(4,234)	(42)%	9,274	22,819	(13,545)	(59)%
Hosted services	18,026	15,564	2,462	16%	35,980	30,549	5,431	18%
Total revenue	$48,518	$53,402	$(4,884)	(9)%	$99,007	$118,481	$(19,474)	(16)%

Total revenue decreased by $5.0 million, or 9%, to $48.4 million for the three months ended June 30, 2024, from $53.4 million for the three months ended June 30, 2023. The decrease was primarily driven by a $6.1 million decrease in revenue related to our Smart Apartments solution. The decrease in revenue resulted primarily from a 53% decrease in New Units Deployed to 22,469 units for the three months ended June 30, 2024 from 47,768 units for the three months ended June 30, 2023 and a 12% decrease in Units Shipped to 48,780 for the three months ended June 30, 2024 from 55,516 for the three months ended June 30, 2023, partially offset by a 19% increase in the number of cumulative active subscriptions for our Hosted Services during 2024 compared to 2023. Overall decreases in New Units Deployed and Units Shipped are primarily due to our customers' decisions to defer capital expenditures, influenced by the current interest rate environment and broader macroeconomic conditions.

Total revenue decreased by $19.5 million, or 16%, to $99.0 million for the six months ended June 30, 2024, from $118.5 million for the six months ended June 30, 2023. The decrease was primarily driven by a $21.5 million decrease in revenue related to our Smart Apartments solution. The decrease in revenue resulted primarily from a 49% decrease in New Units Deployed to 52,179 units for the six months ended June 30, 2024 from 103,128 units for the six months ended June 30, 2023 and a 12% decrease in Units Shipped to 100,524 for the six months ended June 30, 2024 from 114,175 for the six months ended June 30, 2023, partially offset by a 19% increase in the number of cumulative active subscriptions for our Hosted Services during 2024 compared to 2023. Overall decreases in New Units Deployed and Units Shipped are primarily due to our customers' decisions to defer capital expenditures, influenced by the current interest rate environment and broader macroeconomic conditions.

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change %	2024	2023	Change %
Hardware
Hardware units shipped	$48,780	$55,516	(12)%	$100,524	$114,175	(12)%
Hardware ARPU	$506	$501	1%	$535	$570	(6)%
Professional Services
New units deployed	$22,469	$47,768	(53)%	$52,179	$103,128	(49)%
Professional services ARPU	$333	$265	26%	$281	$256	10%
Hosted Services
Units deployed	771,870	650,324	19%	771,870	650,324	19%
Average aggregate units deployed	760,636	626,440	21%	745,781	598,760	25%
SaaS ARPU	$5.63	$5.16	9%	$5.53	$5.20	6%
Bookings
Units booked	37,691	19,967	89%	83,981	85,075	(1)%
Bookings (in thousands)	$45,511	$31,539	44%	$84,272	$68,844	22%
Units booked SaaS ARPU	$8.07	$8.74	(8)%	$7.57	$6.18	22%

Hardware revenue decreased by $3.1 million, or 11%, to $24.7 million for the three months ended June 30, 2024, from $27.8 million for the three months ended June 30, 2023. This decrease in hardware revenue was driven by a decrease in revenue related to our Smart Apartments Solutions and resulted from a 12% decrease in Units Shipped to 48,780 for the three months ended June 30, 2024 from 55,516 for the three months ended June 30, 2023.

Hardware revenue decreased by $11.4 million, or 17%, to approximately $53.7 million for the six months ended June 30, 2024, from $65.1 million for the six months ended June 30, 2023. This decrease in hardware revenue was driven by a decrease in revenue related to our Smart Apartments Solutions and resulted from a 12% decrease in Units Shipped to 100,524 for the six months ended June 30, 2024 from 114,175 for the six months ended June 30, 2023, and a Hardware ARPU decrease of 6% to $535 for the 2024 period from $570 for the 2023 period. The Hardware ARPU decrease was primarily attributable to a change in product mix which was more heavily weighted to our Alloy SmartHome hardware. The impact of the decrease in hardware revenue was mitigated by an increase in hardware gross margin, primarily driven by the product mix change in the current period.

Professional services revenue decreased by approximately $4.3 million, or 42%, to $5.8 million for three months ended June 30, 2024, from $10.1 million for the three months ended June 30, 2023. Of the $4.3 million decrease, $3.6 million was driven by our Smart Apartments solution. New Units Deployed decreased by 53% to 22,469 units for the three months ended June 30, 2024 from 47,768 units for the three months ended June 30, 2023. This was partially offset by an increase in Professional services ARPU of 26% to $333 for the three months ended June 30, 2024 from $265 for the three months ended June 30, 2023.

Professional services revenue decreased by $13.5 million, or 59%, to $9.3 million for six months ended June 30, 2024, from $22.8 million for the six months ended June 30, 2023. Of the $13.5 million decrease, $12.6 million was driven by our Smart Apartments solution. New Units Deployed decreased by 49% to 52,179 units for the six months ended June 30, 2024 from 103,128 units for the six months ended June 30, 2023. This was partially offset by an increase in Professional services ARPU of 10% to $281 for the six months ended June 30, 2024 from $256 for the six months ended June 30, 2023.

Hosted Services revenue increased by approximately $2.4 million, or 16%, to $18.0 million for the three months ended June 30, 2024, from $15.6 million for the three months ended June 30, 2023. Of the $18.0 million revenue in 2024, $12.8 million is related to SaaS revenue and $5.2 million is related to hub amortization. Revenue increased from SaaS by $3.1 million and decreased from hub amortization by $0.7 million from the three months ended June 30, 2023 to the three months ended June 30, 2024. The increase of Hosted Services revenue resulted primarily from a 19% increase in the aggregate number of Units Deployed, primarily of our Smart Apartment solution, from 650,324 units at June 30, 2023 to 771,870 units at June 30, 2024 and an increase in SaaS ARPU of 9% to $5.63 for the three months ended June 30, 2024 from $5.16 for the three months ended June 30, 2023.

Hosted Services revenue increased by $5.4 million, or 18%, to $36.0 million for the six months ended June 30, 2024, from approximately $30.6 million for the six months ended June 30, 2023. Of the $36.0 million revenue in 2024, $24.7 million is related to SaaS revenue and $11.3 million is related to hub amortization. Revenue increased from hub amortization and SaaS by $0.6 million and $6.0 million, respectively, from the six months ended June 30, 2023 to the six months ended June 30, 2024. The increase of Hosted Services revenue resulted primarily from a 19% increase in the aggregate number of Units Deployed, primarily of our Smart Apartment solution, from 650,324 units at June 30, 2023 to 771,870 units at June 30, 2024 and an increase in SaaS ARPU of 6% to $5.53 for the six months ended June 30, 2024 from $5.20 for the six months ended June 30, 2023.

We don’t expect to deploy any more non-distinct Hub Devices, thus, the revenue contribution from hub amortization should decrease in future periods until the non-distinct Hub Devices are fully amortized. The table below shows the expected revenue contribution from hub amortization.

	For the years ended December 31,
	2024(1)	2025	2026	2027
	(dollars in thousands)

Revenue contribution from hub amortization
Q1	$6,043	$4,767	$2,265	$160
Q2	5,215	4,597	1,487	57
Q3	5,158	3,634	903	22
Q4	4,959	2,914	417	5
Total	$21,375	$15,912	$5,072	$244

(1) Q1 and Q2 2024 amounts are actuals

Cost of Revenue

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue
Hardware	$16,318	$21,990	$(5,672)	(26)%	$35,002	$54,562	$(19,560)	(36)%
Professional services	8,869	15,809	(6,940)	(44)%	15,317	33,443	(18,126)	(54)%
Hosted services	6,026	5,720	306	5%	11,960	11,478	482	4%
Total cost of revenue	$31,213	$43,519	$(12,306)	(28)%	$62,279	$99,483	$(37,204)	(37)%

Total cost of revenue decreased by $12.3 million, or 28%, to $31.2 million for the three months ended June 30, 2024, from $43.5 million for the three months ended June 30, 2023. The decrease in cost of revenue resulted primarily from a 53% decrease in New Units Deployed and a 12% decrease in Units Shipped of our Smart Apartment solution hardware devices.

Total cost of revenue decreased by $37.2 million, or 37%, to $62.3 million for the six months ended June 30, 2024, from $99.5 million for the six months ended June 30, 2023. The decrease in cost of revenue resulted primarily from a favorable product mix of our hardware devices (more heavily weighted to Alloy SmartHome hardware), a 49% decrease in New Units Deployed and a 12% decrease in Units Shipped of our Smart Apartment solution hardware devices.

Hardware cost of revenue decreased by $5.7 million, or 26%, to $16.3 million for the three months ended June 30, 2024, from $22.0 million for the three months ended June 30, 2023. This decrease in hardware cost of revenue was primarily attributable to a favorable product mix, resulting in improved hardware gross margin compared to the prior period, and a 12% decrease in Units Shipped.

Hardware cost of revenue decreased by $19.6 million, or 36%, to $35.0 million for the six months ended June 30, 2024, from $54.6 million for the six months ended June 30, 2023. This decrease in hardware cost of revenue was primarily attributable to a favorable product mix, resulting in improved hardware gross margin compared to the prior period, and a 12% decrease in Units Shipped.

Professional services cost of revenue decreased by $6.9 million, or 44%, to $8.9 million for the three months ended June 30, 2024, from $15.8 million for the three months ended June 30, 2023. The decrease in professional services cost of revenue is primarily attributable to a decrease of approximately $5.7 million in third-party direct labor costs due to a 53% decrease in New Units Deployed, and a decrease of $0.8 million in personnel-related costs, and related travel. Additionally, we have invested in technology initiatives to allow our teams to be more efficient and furthered our collaboration with third-party partners to augment our professional services resulting in improved professional services gross margin compared to the previous period. We believe we will continue to improve efficiency in future periods.

Professional services cost of revenue decreased by $18.1 million, or 54%, to $15.3 million for the six months ended June 30, 2024, from $33.4 million for the six months ended June 30, 2023. The decrease in professional services cost of revenue is primarily attributable to a decrease of approximately $14.6 million in third-party direct labor costs due to a 49% decrease in New Units Deployed, and a decrease of $2.5 million in personnel-related costs, and related travel. Additionally, we have invested in technology initiatives to allow our teams to be more efficient and furthered our collaboration with third-party partners to augment our professional services resulting in improved professional services gross margin compared to the previous period. We believe we will continue to improve efficiency in future periods.

Hosted Services cost of revenue increased by $0.3 million, or 5%, to $6.0 million for the three months ended June 30, 2024, from $5.7 million for the three months ended June 30, 2023. The increase resulted from a 19% increase in the aggregate number of Units Deployed and the resulting increase in the number of active subscriptions for our software service applications and an increase in personnel-related costs of $0.3 million, partially offset by a $0.4 million decrease in hub amortization. Our Hosted Services gross margin improved when compared to the same period in the prior year primarily driven by economies of scale related to our SaaS products. Additionally, Hosted Services attributable to hub amortization, which has a lower margin than our SaaS products, continues to represent a smaller portion of our Hosted Services cost of revenue.

Hosted Services cost of revenue increased by $0.5 million, or 4%, to $12.0 million for the six months ended June 30, 2024, from $11.5 million for the six months ended June 30, 2023. The increase resulted from a 19% increase in the aggregate number of Units Deployed and the resulting increase in the number of active subscriptions for our software service applications and an increase in personnel-related costs of $0.6 million, partially offset by a $0.8 million decrease in hub amortization. Our Hosted Services gross margin improved when compared to the same period in the prior year primarily driven by economies of scale related to our SaaS products. Additionally, Hosted Services attributable to hub amortization, which has a lower margin than our SaaS products, continues to represent a smaller portion of our Hosted Services cost of revenue.

Operating Expenses

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$7,484	$6,536	$948	15%	$15,846	$13,767	$2,079	15%
Sales and marketing	4,716	4,829	(113)	(2)%	9,270	9,990	(720)	(7)%
General and administrative	12,023	10,605	1,418	13%	28,689	22,622	6,067	27%

Research and development expenses increased by $0.9 million, or 15%, to approximately $7.4 million for the three months ended June 30, 2024, from $6.5 million for the three months ended June 30, 2023, primarily related to the employee retention credits recorded in the three months ended June 30, 2023, which were refundable employment tax credits provided by The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We believe our research and development costs will increase in absolute dollars as we increase our investment in product development to broaden the capabilities of our solutions and introduce new products and features – in particular, as we enhance our WiFi offering.

Research and development expenses increased by $2.1 million, or 15%, to approximately $15.9 million for the six months ended June 30, 2024, from $13.8 million for the six months ended June 30, 2023, primarily related to the employee retention credits recorded during the six months ended June 30, 2023, which were refundable employment tax credits provided by the CARES Act. We believe our research and development costs will increase in absolute dollars as we increase our investment in product development to broaden the capabilities of our solutions and introduce new products and features – in particular, as we enhance our WiFi offering.

Sales and marketing expenses decreased by $0.1 million, or 2%, to $4.7 million for the three months ended June 30, 2024 from $4.8 million for the three months ended June 30, 2023, resulting primarily from a decrease of approximately $0.1 million in travel expenses.

Sales and marketing expenses decreased by $0.7 million, or 7%, to $9.3 million for the six months ended June 30, 2024 from $10.0 million for the six months ended June 30, 2023, resulting primarily from a decrease of approximately $0.3 million in personnel-related expenses.

For the three months ended June 30, 2024, general and administrative expenses increased by $1.4 million, or 13%, to $12.0 million, from $10.6 million for the three months ended June 30, 2023, resulting primarily from a $2.3 million impairment of an investment in a non-affiliate, partially offset by a decrease of $1.1 million of personnel-related expenses.

For the six months ended June 30, 2024, general and administrative expenses increased by $6.1 million, or 27%, to $28.7 million, from $22.6 million for the six months ended June 30, 2023, resulting primarily from a $5.3 million legal accrual recorded as of June 30, 2024, in which the Company agreed to settle a dispute with a supplier by returning $5.0 million of inventory and paying a portion of the supplier’s costs and fees, and a $2.3 million impairment of an investment in a non-affiliate, partially offset by a decrease of $2.5 million of personnel-related expenses.

Other Income

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Interest income, net	$2,290	$1,815	$475	26%	$4,699	$3,831	$868	23%
Other income (expense), net	91	(59)	150	254%	194	(3)	197	6567%

Interest income, net increased by $0.5 million to $2.3 million for the three months ended June 30, 2024, from $1.8 million for the three months ended June 30, 2023. The increase in net interest income for both periods is primarily attributable to interest earned on interest-bearing cash balances.

Interest income, net increased by $0.9 million to $4.7 million for the six months ended June 30, 2024, from $3.8 million for the six months ended June 30, 2023. The increase in net interest income for both periods is primarily attributable to interest earned on interest-bearing cash balances.

Income Taxes

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(4,537)	$(10,331)	$5,794	56%	$(12,184)	$(23,553)	$11,369	48%
Income tax expense	68	18	50	278%	113	11	102	927%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets as of June 30, 2024, and June 30, 2023. As of December 31, 2023, the Company has gross NOLs of $204.6 million and $193.4 million for federal and state income tax return purposes, respectively. Federal NOLs can be carried forward indefinitely, while State NOLs will expire between 2032 and 2043. The Company also has $0.1 million of R&D credits available that expire in 2039.

The income tax expense is related to the federal, state, and foreign taxes offset by a change in the valuation allowance.

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

We define Adjusted EBITDA as EBITDA before expenses related to non-recurring legal matters, stock-based compensation, impairment of investment in a non-affiliate, non-recurring warranty provisions, compensation expense in connection with acquisitions, other acquisition expenses, and other expenses caused by non-recurring, or unusual, events that are not indicative of our ongoing business.

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

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Net loss	$(4,605)	$(10,349)	$(12,297)	$(23,564)
Interest income, net	(2,290)	(1,815)	(4,699)	(3,831)
Income tax expense	68	18	113	11
Depreciation and amortization	1,585	1,342	3,086	2,596
EBITDA	(5,242)	(10,804)	(13,797)	(24,788)
Legal matter(1)	-	-	5,300	-
Stock-based compensation	3,284	3,276	6,565	6,956
Impairment of investment in non-affiliate	2,250	-	2,250	-
Non-recurring warranty provision	463	-	463	-
Compensation expense in connection with acquisitions	-	370	-	1,995
Other acquisition expenses	117	226	257	431
Other non-operating expenses(2)	30	488	261	488
Adjusted EBITDA	$902	$(6,444)	$1,299	$(14,918)

(1) Refer to Note 12 "Commitments and Contingencies".

(2) Other non-operating expenses includes severance expense and amortization of capitalized software implementation costs

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, we had cash and cash equivalents of $187.4 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of June 30, 2024, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of the Company’s assets and guaranteed by each of the Company’s material domestic subsidiaries.

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

During the three months ended June 30, 2024, we repurchased 0.8 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $2.62 per share for a total of $2.0 million. During the six months ended June 30, 2024, we repurchased 2.4 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $2.70 per share for a total of $6.4 million. As of June 30, 2024, approximately $43.6 million remained available for stock repurchases pursuant to our stock repurchase program.

Cash Flow Summary - Six months ended June 30, 2024 and 2023

The following table summarizes our cash flows for the periods presented.

	Six months ended June 30,
	2024	2023
	(dollars in thousands)
Net cash provided by (used in)
Operating activities	$(17,214)	$(15,684)
Investing activities	(1,997)	(2,328)
Financing activities	(8,839)	(2,278)

Operating Activities

For the six months ended June 30, 2024, our operating activities used $17.2 million in cash resulting primarily from our net loss of $12.3 million and $23.4 million used in changes in our operating assets and liabilities, partially offset by approximately $18.5 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from an $11.2 million decrease in deferred revenue, an $8.7 million decrease in accounts payable, a $4.7 million increase in accounts receivable and a $3.5 million decrease in accrued expenses and other liabilities, partially offset by a $5.2 million decrease in deferred cost of revenue. Non-cash expenses consisted primarily of stock-based compensation of $6.6 million, a non-cash legal accrual for $5.0 million in which the Company agreed to settle a dispute with a supplier by returning $5.0 million of inventory, depreciation and amortization of $3.1 million, an impairment of an investment in non-affiliate of $2.3 million and provision for expected credit losses of $1.4 million.

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

Investing Activities

For the six months ended June 30, 2024, we used $2.0 million of cash from investing activities, resulting primarily from cash paid of $1.7 million for capitalized internal-use software development costs and $0.3 million for the purchase of property and equipment.

For the six months ended June 30, 2023, we used $2.3 million of cash for investing activities, resulting primarily from cash paid for capitalized internal-use software development costs.

Financing Activities

For the six months ended June 30, 2024, our financing activities used $8.8 million of cash, resulting primarily from $6.4 million used for repurchases of Class A common stock, $1.5 million used for earnout payments related to the iQuue acquisition, and $1.3 million used for taxes paid related to net share settlements of stock-based compensation awards.

For the six months ended June 30, 2023, our financing activities used $2.3 million of cash, resulting primarily from $1.7 million used for earnout payments related to the iQuue acquisition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

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

Interest Rate Fluctuation Risk

As of June 30, 2024, we had cash, cash equivalents, and restricted cash of approximately $187.7 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $18.8 million, or decrease our annual interest income by $4.7 million, based on our cash position as of June 30, 2024.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report and, based on such evaluation, have concluded that our disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Interim Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of risks and uncertainties relating to our business, please see the section titled "Risk Factors" in our Annual Report on 10-K filed with the SEC on March 5, 2024. Other than the risk factor below, there have been no material changes from the risk factors disclosed therein. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

We may not successfully manage the transition of leadership associated with the departure of our Chief Executive Officer, which could have an adverse impact on us.

On July 29, 2024, Lucas Haldeman ended his tenure as the Company’s Chief Executive Officer and Chairman of the Board. In connection with Mr. Haldeman’s departure, Daryl Stemm, our Chief Financial Officer, was appointed as our Interim Principal Executive Officer, and John Dorman, a current member of our board of directors, was appointed Chairman of the Board. The Company has also formed a Management Committee to guide the Company through the transition period until a new Chief Executive Officer is appointed. Our success will depend, in part, on our management of the transition to our Management Committee and our Interim Principal Executive Officer, the effectiveness of our Management Committee and our Interim Principal Executive Officer, our search for, transition to and integration of a permanent successor Chief Executive Officer, and the effectiveness of the permanent successor, if appointed. There can be no assurance that we will be successful in finding a suitable permanent successor or that we will be able to do so in a timely manner. The Chief Executive Officer position is critical to executing on and achieving our vision, strategic direction, culture, and products. The leadership transition may create uncertainty among employees, suppliers and customers, divert resources and management attention, and impact public or market perception, our stock price or our performance, any of which could negatively impact our ability to operate effectively which could have an adverse impact on our business and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
April 1 - April 30. 2024	-	$-	-	$45,643
May 1 - May 21, 2024	-	$-	-	$45,643
June 1 - June 30, 2024	765	$2.62	765	$43,643
Total	765		765

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6 - Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
10.1†	SmartRent, Inc. Non-Employee Director Compensation Policy (filed herewith).
10.2†	Amended and Restated SmartRent Inc. 2021 Equity Incentive Plan.	8-K	10.1	May 15, 2024
10.3†	Severance Agreement and Release between SmartRent, Inc. and Lucas Haldeman, dated July 29, 2024 (filed herewith).
31.1	Certification of Interim Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*

Certification of Interim Principal Executive Officer and Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).1

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SmartRent, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

† Indicates a management contract or any compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of August 2024.

SmartRent, Inc.

By:	/s/ Daryl Stemm

Daryl Stemm
Interim Principal Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)