Form 10-Q
period 2024-09-30
SmartRent, Inc.
filed 2024-11-06
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, there were 192,569,289 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

TABLE OF CONTENTS

Page

PART I - Financial Information	3
Item 1 - Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023	4
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit for the three and nine months ended September 30, 2024 and 2023	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	7
Notes to the Condensed Consolidated Financial Statements (Unaudited)	9
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	50
Item 4 - Controls and Procedures	49

PART II - Other Information	49
Item 1 - Legal Proceedings	49
Item 1A - Risk Factors	49
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3 - Defaults Upon Senior Securities	50
Item 4 - Mine Safety Disclosures	50
Item 5 - Other Information	50
Item 6 - Exhibits	51

Signatures	52

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
•
our future operational performance, including our expectations regarding Annual Recurring Revenue, Average Revenue per Unit, Customer Churn, Net Revenue Retention, Bookings, the number of Units Deployed, New Units Deployed, Units Shipped, and Units Booked;
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

PART I. Financial Information

Item 1 - Financial Statements (Unaudited)

SMARTRENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	As of
	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$163,403	$215,214
Restricted cash, current portion	247	495
Accounts receivable, net	63,013	61,903
Inventory	35,948	41,575
Deferred cost of revenue, current portion	10,158	11,794
Prepaid expenses and other current assets	12,217	9,359
Total current assets	284,986	340,340
Property and equipment, net	1,357	1,400
Deferred cost of revenue	4,713	11,251
Goodwill	117,268	117,268
Intangible assets, net	24,343	27,249
Other long-term assets	15,926	12,248
Total assets	$448,593	$509,756

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,535	$15,076
Accrued expenses and other current liabilities	26,574	24,976
Deferred revenue, current portion	49,861	77,257
Total current liabilities	85,970	117,309
Deferred revenue	50,111	45,903
Other long-term liabilities	7,371	4,096
Total liabilities	143,452	167,308

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares of preferred stock issued and outstanding as of September 30, 2024 and December 31, 2023	-	-

Stockholders' equity
Class A common stock, $0.0001 par value; 500,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 192,971 and 203,327 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	19	20
Additional paid-in capital	636,418	628,156
Accumulated deficit	(331,345)	(285,512)
Accumulated other comprehensive loss	49	(216)
Total stockholders' equity	305,141	342,448
Total liabilities, convertible preferred stock and stockholders' equity	$448,593	$509,756

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue
Hardware	$18,707	$35,631	$72,460	$100,744
Professional services	3,308	5,962	12,582	28,781
Hosted services	18,495	16,511	54,475	47,060
Total revenue	40,510	58,104	139,517	176,585

Cost of revenue
Hardware	13,843	27,556	48,845	82,118
Professional services	6,840	11,130	22,157	44,573
Hosted services	6,370	5,887	18,330	17,365
Total cost of revenue	27,053	44,573	89,332	144,056

Operating expense
Research and development	6,596	7,573	22,442	21,340
Sales and marketing	4,444	4,636	13,714	14,626
General and administrative	14,154	11,269	42,843	33,891
Total operating expense	25,194	23,478	78,999	69,857

Loss from operations	(11,737)	(9,947)	(28,814)	(37,328)

Interest income, net	2,019	2,233	6,718	6,064
Other income (expense), net	(187)	(42)	7	(45)
Loss before income taxes	(9,905)	(7,756)	(22,089)	(31,309)

Income tax expense (benefit)	18	(33)	131	(22)
Net loss	$(9,923)	$(7,723)	$(22,220)	$(31,287)
Other comprehensive loss
Foreign currency translation adjustment	270	(188)	265	(93)
Comprehensive loss	$(9,653)	$(7,911)	$(21,955)	$(31,380)
Net loss per common share
Basic and diluted	$(0.05)	$(0.04)	$(0.11)	$(0.16)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	198,731	201,584	201,391	199,858

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity

Balance, December 31, 2023	-	$-	203,327	$20	$628,156	$(285,512)	$(216)	$342,448
Stock-based compensation	-	-	-	-	3,281	-	-	3,281
Issuance of Class A common stock upon vesting of equity awards	-	-	775	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(291)	-	(898)	-	-	(898)
Exercise of options	-	-	192	-	2	-	-	2
Net settlement related to exercise of options	-	-	(31)			-	-
ESPP purchases	-	-	134	-	337	-	-	337
Repurchases of Class A common stock			(1,595)	-	-	(4,397)	-	(4,397)
Net loss	-	-	-	-	-	(7,692)	-	(7,692)
Other comprehensive income	-	-					6	6
Balance, March 31, 2024	-	-	202,511	20	630,878	(297,601)	(210)	333,087
Stock-based compensation	-	-	-	-	3,284	-	-	3,284
Issuance of common stock upon vesting of equity awards	-	-	568	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(145)	-	(369)	-	-	(369)
Repurchases of Class A common stock	-	-	(765)	-	-	(2,003)	-	(2,003)
Net loss	-	-	-	-	-	(4,605)	-	(4,605)
Other comprehensive loss	-	-	-	-	-	-	(11)	(11)
Balance, June 30, 2024	-	-	202,169	20	633,793	(304,209)	(221)	329,383
Stock-based compensation	-	-	-	-	2,958	-	-	2,958
Issuance of common stock upon vesting of equity awards	-	-	669	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(259)	-	(582)	-	-	(582)
Exercise of options	-	-	-	-	-	-	-	-
Net settlement related to exercise of options	-	-	-	-	-	-	-	-
ESPP purchases	-	-	159	-	249	-	-	249
Repurchases of Class A common stock			(9,767)	(1)	-	(17,213)	-	(17,214)
Net Loss	-	-	-	-	-	(9,923)	-	(9,923)
Other comprehensive income	-	-	-	-	-	-	270	270
Balance, September 30, 2024	-	$-	192,971	$19	$636,418	$(331,345)	$49	$305,141

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity
Balance, December 31, 2022	-	$-	198,525	$20	$615,281	$(250,925)	$(176)	$364,200
Stock-based compensation			-	-	3,680	-	-	3,680
Issuance of Class A common stock upon vesting of equity awards	-	-	751	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(246)	-	(661)	-	-	(661)
Exercise of options	-	-	151	-	71	-	-	71
ESPP purchases	-	-	176	-	438	-	-	438
Net loss	-	-	-	-	-	(13,215)	-	(13,215)
Other comprehensive income							104	104
Balance, March 31, 2023	-	-	199,357	20	618,809	(264,140)	(72)	354,617
Stock-based compensation	-	-	-	-	3,276	-	-	3,276
Tax withholdings related to net share settlement of equity awards	-	-	(140)	-	(424)	-	-	(424)
Issuance of common stock upon vesting of equity awards	-	-	652	-	-	-	-	-
Exercise of options	-	-	200	-	94	-	-	94
Net loss	-	-	-	-	-	(10,349)	-	(10,349)
Other comprehensive loss	-	-	-	-	-	-	(9)	(9)
Balance, June 30, 2023	-	-	200,069	20	621,755	(274,489)	(81)	347,205
Stock-based compensation	-	-	-	-	3,273	-	-	3,273
Tax withholdings related to net share settlement of equity awards	-	-	(126)	-	(421)	-	-	(421)
Issuance of common stock upon vesting of equity awards			481	-	-	-	-	-
Common stock warrants issued to customers as consideration	-	-	-	-	-	-	-	-
Exercise of options	-	-	2,662	-	735	-	-	735
Net settlement related to exercise of options	-	-	(148)	-	-	-	-	-
ESPP purchases	-	-	138	-	371	-	-	371
Net loss	-	-	-	-	-	(7,723)	-	(7,723)
Other comprehensive loss	-	-	-	-	-	-	(188)	(188)
Balance, September 30, 2023	-	$-	203,076	$20	$625,713	$(282,212)	$(269)	$343,252

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,220)	$(31,287)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	4,730	3,991
Impairment of investment in non-affiliate	2,250	-
Provision for warranty expense	(837)	-
Non-cash lease expense	1,079	733
Stock-based compensation related to acquisition	-	109
Stock-based compensation	9,523	10,120
Compensation expense related to acquisition	-	1,913
Change in fair value of earnout related to acquisition	140	225
Non-cash interest expense	107	103
Provision for excess and obsolete inventory	2,697	1,780
Provision for expected credit losses	804	39
Non-cash legal expense (Note 12 "Commitments and Contingencies")	7,255	-
Change in operating assets and liabilities
Accounts receivable	(1,739)	(1,142)
Inventory	(2,020)	26,423
Deferred cost of revenue	8,175	9,928
Prepaid expenses and other assets	4,474	537
Accounts payable	(5,581)	(9,338)
Accrued expenses and other liabilities	(5,338)	(12,299)
Deferred revenue	(23,189)	(2,378)
Lease liabilities	(1,208)	(823)
Net cash used in operating activities	(20,898)	(1,366)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(524)	(116)
Capitalized software costs	(4,501)	(3,197)
Net cash used in investing activities	(5,025)	(3,313)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchases of Class A common stock	(23,462)	-
Proceeds from options exercise	2	899
Proceeds from ESPP purchases	586	809
Taxes paid related to net share settlements of stock-based compensation awards	(1,849)	(1,506)
Payment of earnout related to acquisition	(1,530)	(1,702)
Net cash used in financing activities	(26,253)	(1,500)
Effect of exchange rate changes on cash and cash equivalents	117	(40)
Net decrease in cash, cash equivalents, and restricted cash	(52,059)	(6,219)
Cash, cash equivalents, and restricted cash - beginning of period	215,709	217,713
Cash, cash equivalents, and restricted cash - end of period	$163,650	$211,494

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$163,403	$211,000
Restricted cash, current portion	247	247
Restricted cash, included in other long-term assets	-	247
Total cash, cash equivalents, and restricted cash	$163,650	$211,494

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2024	2023
Supplemental disclosure of cash flow information
Interest paid	$182	$60
Cash paid for income taxes	$165	$78
Schedule of non-cash investing and financing activities
Right-of-use ("ROU") assets obtained in exchange for new lease liabilities	$6,235	$-
Accrued property and equipment at period end	$83	$9
Stock repurchases excise tax charged to equity	$151	$-

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

The Company, formerly known as Fifth Wall Acquisition Corp. I ("FWAA"), was originally incorporated in Delaware on November 23, 2020, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On February 9, 2021, the Company consummated its initial public offering, following which its shares began trading on the Nasdaq National Market. On April 21, 2021, FWAA entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with SmartRent.com, Inc. (“Legacy SmartRent”) and Einstein Merger Corp. I, a wholly owned subsidiary of FWAA. On August 24, 2021, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, FWAA changed its name to SmartRent, Inc. and its shares began trading on the New York Stock Exchange under the symbol “SMRT.” As a result of the Business Combination, SmartRent, Inc. became the owner, directly or indirectly, of all the equity interests of Legacy SmartRent and its subsidiaries.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements as of December 31, 2023, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 5, 2024. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Condensed Consolidated Financial Statements related to the three and nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any future period.

Foreign Currency

SmartRent, Inc.'s functional and reporting currency is United States Dollars (“USD”) and its foreign subsidiaries have a functional currency other than USD. Financial position and results of operations of the Company's international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. The Company's international subsidiaries' statements of operations accounts are translated at the weighted-average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. The Company reports the current portion of restricted cash as a separate item in the Condensed Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Condensed Consolidated Balance Sheets. The Company determines current or non-current classification based on the expected duration of the restriction.

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and Hosted Services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for expected credit losses on the Condensed Consolidated Balance Sheets. The allowance for expected credit losses totaled $2,165 and $1,361 as of September 30, 2024, and December 31, 2023, respectively. The provision for expected credit losses is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. There was no provision for expected credit losses for the three months ended September 30, 2024. The provision for expected credit losses totaled $39 for the three months ended September 30, 2023. The provision for expected credit losses totaled $804 and $39 for the nine months ended September 30, 2024 and 2023, respectively. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for expected credit losses based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Condensed Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for expected credit losses. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Condensed Consolidated Balance Sheet date. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue		Revenue
	As of		For the three months ended		For the nine months ended
	September 30, 2024	December 31, 2023	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Customer A	14%	18%	*	20%	*	15%
Customer B	*	13%	*	*	*	*
Customer C	14%	*	10%	*	15%	*
Customer D	20%	*	*	*	12%	*
Customer E	*	*	57%	*	26%	*

* Total less than 10% for the respective period

Inventory

Inventories, which are comprised of smart home equipment and components, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

In August 2023, the Company entered into a Product Sales Agreement (the "Agreement") with ADI Global Distribution ("ADI"), pursuant to which, ADI agreed to serve as the Company's non-exclusive hardware fulfillment partner throughout the United States, Canada, and Puerto Rico. The Company is subject to certain buy-back provisions relating to the transferred inventory. As of September 30, 2024 and December 31, 2023, the Company recorded $1,623 and $851 in connection with the buy-back provision, which is recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of cost over net assets of the Company's completed business combinations. The Company tests for potential impairment of goodwill on an annual basis as of September 30 to determine if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. During the three months ended September 30, 2024, the Company conducted an interim test as of July 31, 2024 following the departure of the Company's former Chief Executive Officer ("CEO"). The Company concluded that goodwill was not impaired as of July 31, 2024. No goodwill impairment has been recorded as of September 30, 2024 and December 31, 2023.

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

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended September 30, 2024 and 2023, warranty expense included in cost of hardware revenue was $(693) and $850, respectively. The negative warranty expense during the three months ended September 30, 2024 was primarily attributable to the Company's release of an $864 accrual related to the replacement of deficient batteries as disclosed in the paragraph below. For the nine months ended September 30, 2024 and 2023, warranty expense included in cost of hardware revenue was $(650) and $1,390, respectively. As of September 30, 2024, and December 31, 2023, the Company’s warranty allowance was $638 and $2,215, respectively, and is recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and has included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. During the three months ended September 30, 2024, the Company determined the battery replacements were complete and released the remaining warranty accrual of $864 related to the battery deficiency. As of September 30, 2024, there is no amount in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency. As of December 31, 2023, $864 is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

During the year ended December 31, 2023, the Company identified a deficiency with the firmware and sensor accuracy of certain hardware sold and has included an estimate of the expected cost to update the related firmware and hardware. As of December 31, 2023, $410 is included in the Company’s warranty allowance related to the remaining cost to perform the firmware and hardware updates. As of September 30, 2024, there is no amount in the Company's warranty allowance related to the remaining cost to perform the firmware and hardware updates.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2024 or 2023. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. During the three months ended September 30, 2024 and 2023, the Company capitalized $3,209 and $822, respectively, of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2024 and 2023, the Company capitalized $5,864 and $3,037, respectively, of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets. As of September 30, 2024, the Company had capitalized $12,928 of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets, of which $10,822 remained to be amortized. As of December 31, 2023, the Company had capitalized $7,064 of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets, of which $6,163 remains to be amortized.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $191 of advertising expenses for the three months ended September 30, 2024. There were no such advertising expenses recorded for the three months ended September 30, 2023. The Company incurred $423 and $268 of advertising expenses for the nine months ended September 30, 2024 and 2023, respectively.

Segments

The Company has one operating segment and one reportable segment. Its chief operating decision maker, a management committee comprised of current executives (the "Management Committee"), reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $8,538 and $8,280 of assets outside the United States as of September 30, 2024, and December 31, 2023, respectively.

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates the annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is also permitted. The Company expects this ASU to only impact its disclosures with no impacts to results of operations, cash flows or financial condition.

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

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of
		September 30, 2024			December 31, 2023
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$163,403	$-	$163,403	$215,214	$-	$215,214
Restricted cash	Level 1	247	-	247	495	-	495
Total		$163,650	$-	$163,650	$215,709	$-	$215,709

The Company reports the current portion of restricted cash as a separate item in the Condensed Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Condensed Consolidated Balance Sheets.

		As of
		September 30, 2024		December 31, 2023
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$2,860	$2,860	$4,250	$4,250
Total liabilities		$2,860	$2,860	$4,250	$4,250

In December 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC ("iQuue"). The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Condensed Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Condensed Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the nine months ended September 30, 2024 and year ended December 31, 2023 are as follows.

	As of
	September 30, 2024	December 31, 2023
Balance at beginning of period	$4,250	$5,540
Payment of earnout in connection with the iQuue acquisition	(1,530)	(1,702)
Change in fair value of earnout	140	412
Balance at end of period	$2,860	$4,250

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024, the Company determined there was a $140 increase in the fair value of the earnout, primarily due to a decreased payment term as the Company is nine months closer to the payout date. During the nine months ended September 30, 2023, there was a $225 increase in the fair value of the earnout, primarily due to a decreased payment term as the Company approached the payment date. The Company recorded these adjustments in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss. The following table sets forth the weighted-average assumptions used to estimate the fair value of the earnout payment as of September 30, 2024 and December 31, 2023.

	As of
	September 30, 2024	December 31, 2023
Discount Rate	11.90%	10.50%
Volatility	40.00%	42.00%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and SmartRent Solution.

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue by geography
United States	$40,030	$58,056	$138,183	$175,616
International	480	48	1,334	969
Total revenue	$40,510	$58,104	$139,517	$176,585

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue by type
Hardware	$18,707	$35,631	$72,460	$100,744
Professional services	3,308	5,962	12,582	$28,781
Hosted services	18,495	16,511	54,475	$47,060
Total revenue	$40,510	$58,104	$139,517	$176,585

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,								For the nine months ended September 30,
	2024				2023				2024				2023
	(dollars in thousands)								(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2023	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2023
Smart Communities Solutions
Smart Apartments	$16,569	$2,387	$14,445	$33,401	$33,107	$4,939	$12,738	$50,784	$66,119	$9,558	$42,661	$118,338	$96,104	$24,739	$36,417	$157,260
Access Control	1,034	415	477	1,926	1,302	758	281	2,341	2,920	1,935	1,217	6,072	3,039	2,916	595	6,550
Community WiFi	146	300	181	627	37	125	200	362	291	537	521	1,349	110	917	499	1,526
Other	963	206	575	1,744	1,185	140	378	1,703	3,136	607	1,504	5,247	1,502	209	1,033	2,744
Smart Operations Solutions	(5)	-	2,817	2,812	-	-	2,914	2,914	(6)	(55)	8,572	8,511	(11)	-	8,516	8,505
Total Revenue	$18,707	$3,308	$18,495	$40,510	$35,631	$5,962	$16,511	$58,104	$72,460	$12,582	$54,475	$139,517	$100,744	$28,781	$47,060	$176,585

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

	For the nine months ended September 30,
	2024	2023
Deferred revenue balance as of January 1	$123,159	$139,948
Revenue recognized from balance of deferred revenue at the beginning of the period	(8,656)	(14,505)
Revenue deferred during the period	7,075	19,593
Revenue recognized from revenue originated and deferred during the period	(2,010)	(2,067)
Deferred revenue balance as of March 31	119,568	142,969
Revenue recognized from balance of deferred revenue at the beginning of the period	(8,914)	(11,896)
Revenue deferred during the period	4,244	16,954
Revenue recognized from revenue originated and deferred during the period	(3,040)	(5,191)
Deferred revenue balance as of June 30	111,858	142,836
Revenue recognized from balance of deferred revenue at the beginning of the period	(16,269)	(12,096)
Revenue deferred during the period	10,825	12,286
Revenue recognized from revenue originated and deferred during the period	(6,442)	(5,447)
Deferred revenue balance as of September 30	$99,972	$137,579

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

As of September 30, 2024, the Company expects to recognize 63% of its total deferred revenue within the next 12 months, 11% of its total deferred revenue between 13 and 36 months, 22% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of September 30, 2024 and 2023 are $21,875 and $39,816, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights. Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	September 30, 2024	December 31, 2023
Finished Goods	$35,563	$41,206
Raw Materials	385	369
Total inventory	$35,948	$41,575

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the three months ended September 30, 2024 and 2023 the Company recorded write-downs of $2,596, primarily due to technology changes and new product introductions resulting in certain obsolete inventory during the quarter, and $1,857, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded write-downs of $2,767 and $2,130, respectively.

Prepaid expenses and other current assets consisted of the following.

	As of
	September 30, 2024	December 31, 2023
Prepaid expenses	$7,157	$7,144
Other current assets	5,060	2,215
Total prepaid expenses and other current assets	$12,217	$9,359

During the three months ended September 30, 2024, the Company recorded $3,534 in other current assets related to a lease for its new headquarters in Phoenix, AZ. See Note 12. "Commitments and Contingencies" - Lease Commitments.

Property and equipment, net consisted of the following.

	As of
	September 30, 2024	December 31, 2023
Computer hardware	$2,469	$2,242
Leasehold improvements	736	717
Warehouse and other equipment	845	748
Furniture and fixtures	366	146
Property and equipment	4,416	3,853
Less: Accumulated depreciation	(3,059)	(2,453)
Total property and equipment, net	$1,357	$1,400

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Depreciation and amortization expense on all property, plant and equipment was $229 and $182 during the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense on all property, plant and equipment was $606 and $582 during the nine months ended September 30, 2024 and 2023, respectively.

Intangible assets, net consisted of the following.

	As of
	September 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(5,668)	$17,322	$22,990	$(4,001)	$18,989
Developed technology	10,600	(4,015)	6,585	10,600	(2,911)	7,689
Trade name	900	(464)	436	900	(329)	571
Total intangible assets, net	$34,490	$(10,147)	$24,343	$34,490	$(7,241)	$27,249

Amortization expense on all intangible assets was $969 and $968 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense on all intangible assets was $2,906 and $2,906 for the nine months ended September 30, 2024 and 2023, respectively. Total future amortization for finite-lived intangible assets is estimated as follows.

Amortization Expense
2024 - Remaining	$968
2025	3,873
2026	3,873
2027	3,734
2028	3,693
Thereafter	8,202
Total	$24,343

Other long-term assets consisted of the following.

	As of
	September 30, 2024	December 31, 2023
Capitalized software costs, net	$8,834	$5,632
Investment in non-affiliate	-	2,250
Operating lease - ROU asset, net	4,172	2,550
Other long-term assets	2,920	1,816
Total other long-term assets	$15,926	$12,248

Amortization expense for capitalized software costs was $407 and $228 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for capitalized software costs was $1,118 and $483 for the nine months ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2024, the Company recorded $2,701 of other long-term assets related to a lease for its new headquarters in Phoenix, AZ. See Note 12. "Commitments and Contingencies" - Lease Commitments.

In December 2023, the Company invested $2,250 in a non-affiliated, privately held entity, under a Simple Agreement for Future Equity ("SAFE") agreement. The non-affiliated entity provides support and consultation for consumers looking to manage and upgrade the technology within their home. The Company’s investment in the SAFE is recorded using the cost method of accounting and is included under other long-term assets on the Condensed Consolidated Balance Sheets, as it is not readily convertible into cash. During the three months ended June 30, 2024, the Company identified factors indicative of impairment and recorded an impairment charge of $2,250 in general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2023, the Company did not identify any factors indicative of impairment.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Accrued expenses and other current liabilities consisted of the following.

	As of
	September 30, 2024	December 31, 2023
Accrued expenses	$12,609	$6,674
Accrued compensation costs	7,278	10,272
Warranty allowance	638	2,215
Other	6,049	5,815
Total accrued expenses and other current liabilities	$26,574	$24,976

Other long-term liabilities consisted of the following.

	September 30, 2024	December 31, 2023
Lease liability, noncurrent	$7,311	$1,311
Other long-term liabilities	60	2,785
Total other long-term liabilities	$7,371	$4,096

During the three months ended September 30, 2024, the Company recorded $6,131 in other long-term liabilities related to the lease for its new headquarters in Phoenix, AZ. See Note 12. "Commitments and Contingencies" - Lease Commitments.

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of September 30, 2024. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Condensed Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended September 30, 2024 and 2023, the Company recorded $35 and $34, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the nine months ended September 30, 2024 and 2023, the Company recorded $107 and $103, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of September 30, 2024, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the three months ended September 30, 2024 and 2023, the facility fee totaled $47 and $47, respectively. During the nine months ended September 30, 2024 and 2023, the facility fee totaled $134 and $141, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of September 30, 2024, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of September 30, 2024 and December 31, 2023, there was no outstanding principal amount under the Senior Revolving Facility.

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of September 30, 2024, there are no preferred stock issued or outstanding.

Warrants

As of September 30, 2024, warrants issued as consideration to certain customers to purchase 3,663 shares of Class A Common Stock at $0.01 per share were no longer outstanding. The vesting of the warrants was dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer with certain measurement periods which expired in February 2024. The fair value of the vested warrants was recorded as additional paid-in capital and contra-revenue on the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Loss, respectively. Based on the count of installed units as of February 2024, the number of warrants to vest is zero and as of December 31, 2023, the Company removed $193 from additional paid-in-capital and contra-revenue on the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Loss. There was no contra-revenue recorded related to these warrants during the three or nine months ended September 30, 2024 and 2023.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

During the three months ended September 30, 2024, the Company repurchased and subsequently retired 9,767 shares of our Class A common stock under the stock repurchase program at an average price of $1.75 per share for a total of $17,081. During the nine months ended September 30, 2024, the Company repurchased and subsequently retired 12,127 shares of our Class A common stock under the stock repurchase program at an average price of $1.93 per share for a total of $23,462. The Company has elected to record the amount paid to repurchase the shares in excess of the par value entirely to accumulated deficit. As of September 30, 2024, approximately $26,660 remained available for stock repurchases pursuant to our stock repurchase program.

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

The table below summarizes the activity pursuant to the 2021 Plan, for the nine months ended September 30, 2024, and the shares available for future issuances as of September 30, 2024.

Shares Available for Future Issuance
Shares available as of December 31, 2023	8,310
Stock options issued, net	(2,527)
RSUs issued, net	(1,352)
Shares available as of March 31, 2024	4,431
Additions to the plan	8,900
RSUs issued, net	(335)
Shares available as of June 30, 2024	12,996
Stock options forfeited	1,550
RSUs forfeited, net	578
Shares available as of September 30, 2024	15,124

The table below summarizes the activity related to stock options, pursuant to the 2018 Stock Plan and 2021 Plan, for the nine months ended September 30, 2024.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2023	9,158	$1.21	6.81	$18,112
Granted	2,527	$3.36
Exercised	(192)	$0.47
March 31, 2024	11,493	$1.70	7.30	$13,504
Forfeited	(347)	$2.96
June 30, 2024	11,146	$1.66	7.09	$11,646
Forfeited	(1,028)	$3.17
September 30, 2024	10,118	$1.50	6.63	$7,512
Exercisable options as of September 30, 2024	8,166	$1.11	6.07	$7,512

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

During the three months ended September 30, 2024 and 2023, stock-based compensation expense of $162 and $431, respectively, was recognized in connection with the outstanding options. During the nine months ended September 30, 2024 and 2023, stock-based compensation expense of $1,528 and $1,231, respectively, was recognized in connection with the outstanding options. As of September 30, 2024, there is $3,502 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Plan and 2021 Plan, for the nine months ended September 30, 2024.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2023	4,461	$4.24
Granted	1,747	$3.32
Vested or distributed	(776)	$3.89
Forfeited	(579)	$3.69
March 31, 2024	4,853	$4.04
Granted	369	$2.70
Vested or distributed	(567)	$4.43
Forfeited	(181)	$4.06
June 30, 2024	4,474	$3.88
Granted	2,109	$1.69
Vested or distributed	(669)	$6.45
Forfeited	(219)	$2.85
September 30, 2024	5,695	$2.80

No right to any Class A Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment or other service. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the three months ended September 30, 2024 and 2023, stock-based compensation expense of $2,793 and $2,698, respectively, was recognized in connection with the vesting of all RSUs. During the nine months ended September 30, 2024 and 2023, stock-based compensation expense of $7,935 and $8,690, respectively, was recognized in connection with the vesting of all RSUs. As of September 30, 2024, there is $13,832 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

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

The ESPP allows employees to purchase shares of the Company's Class A Common Stock approximately every six months at a per share purchase price equal to 85 percent of the quoted market price of a share of the Company’s Class A Common Stock on (i) the first day of the offering period or (ii) the applicable purchase date of such offering period, whichever quoted market price is lower. During the three months ended September 30, 2024 and 2023, stock-based compensation expense of $3 and $144, respectively, was recognized in connection with the ESPP. During the nine months ended September 30, 2024 and 2023, stock-based compensation expense of $60 and $199, respectively, was recognized in connection with the ESPP.

The table below summarizes the activity related to the ESPP for the nine months ended September 30, 2024.

ESPP Activity	Shares Available for Sale
December 31, 2023	5,402
Annual additions to the plan	2,000
Shares purchased	(134)
March 31, 2024	7,268
<no activity in Q2'24>	-
June 30, 2024	7,268
Shares purchased	(159)
September 30, 2024	7,109

Stock-Based Compensation

During the nine months ended September 30, 2024 and 2023, there were options granted covering 2,527 and 3,299 shares, respectively. During the three months ended September 30, 2023, there were options granted covering 229 shares. During the three months ended September 30, 2024, there were no options granted. The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2024 and 2023.

The Company recorded stock-based compensation expense as follows.

	For the nine months ended September 30,
	2024	2023
Risk free interest	4.09%	3.55%- 4.32%
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	75.00%
Expected life (years)	6.25	6.08 - 6.25

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue	$286	$252	$876	$756
Research and development	972	902	2,886	2,792
Sales and marketing	201	155	497	573
General and administrative	1,499	1,964	5,264	6,108
Total	$2,958	$3,273	$9,523	$10,229

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

In July 2024, the Company announced the departure of Lucas Haldeman, the Company’s Chief Executive Officer and Chairman of the Company’s Board effective July 29, 2024. The Company and Mr. Haldeman entered into a Separation Agreement and Release (the “Separation Agreement”). The Separation Agreement provides that, in exchange for Mr. Haldeman executing a release of claims in favor of the Company and its affiliates, complying with restrictive covenants (including a non-compete), resigning from the Board and agreeing to other terms of the Separation Agreement, Mr. Haldeman will receive accelerated vesting of any unvested equity awards (excluding performance based awards) that would have vested had Mr. Haldeman remained employed during the eighteen-month period immediately following the separation date. Pursuant to the Separation Agreement, 1,359 stock options and 342 shares of restricted stock units were accelerated to vest on July 29, 2024. The Company accounted for the modification of existing awards as a Type III modification under ASC 718, Compensation—Stock Compensation and during the three months ended September 30, 2024, the Company recognized $820 and $449 related to the acceleration of Mr. Haldeman's RSU and stock option awards, respectively.

During the nine months ended September 30, 2023, stock-based compensation expense of $109 was recognized for 844 shares granted in connection with the Company's February 2020 acquisition of a foreign supplier and are recorded as a component of general and administrative expense. There was no such stock-based compensation expense recording during the nine months ended September 30, 2024 or the three months ended September 30, 2024 and 2023.

NOTE 9. INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was (0.18%) and 0.43% for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate (ETR) from continuing operations was (0.59%) and 0.07% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s ETR during the three and nine months ended September 30, 2024 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign and state taxes.

The income tax expense on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to the state and foreign taxes offset by a change in the valuation allowance. The Company established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. The Company expects to maintain this valuation allowance until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized in future periods if it reports taxable income. The Company believes that it has established an adequate allowance for uncertain tax positions, although it can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Common stock options and restricted stock units	15,814	14,328	15,814	14,328
Common stock warrants	-	3,664	-	3,664
Total	15,814	17,992	15,814	17,992

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 11. RELATED-PARTY TRANSACTIONS

A member of the Board served on the board of directors of a SmartRent customer until June 2024. There was no related party relationship during the three months ended September 30, 2024. For the three months ended September 30, 2023, the Company earned revenue from this customer of $1,497. For the six months ended June 30, 2024, the Company earned revenue from this customer of $1,298. There was no related party relationship beyond June 30, 2024. For the nine months ended September 30, 2023, the Company earned revenue from this customer of $2,985. As of December 31, 2023, the Company had receivables due from this customer of $1,352. There was no related party relationship as of September 30, 2024. All business dealings with the customer were entered into in the ordinary course of business and the arrangements are on terms no more favorable than terms that would be available to unaffiliated third parties under the same or similar circumstances.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

From time to time, the Company enters into lease agreements with third parties for purposes of obtaining office and warehouse space. These leases are accounted for as operating leases and have remaining lease terms of 5 months to 8.01 years. If an optional renewal is reasonably certain to be exercised at lease commencement, the lease term will include the optional period for purposes of measuring the initial ROU asset and lease liability. In addition to monthly rent payments, the Company reimburses the lessors for its share of operating expenses as defined in the leases. Such amounts are not included in the measurement of the lease liability but are recognized as a variable lease expense when incurred. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance. During the three months ended September 30, 2024, the Company entered into a new office lease and recorded $2,701 of ROU assets and $3,534 of other receivables along with a lease liability of $6,235.

Lease agreements entered into by the Company do not specify an implicit borrowing rate, however we utilize an incremental borrowing rate based on the lease term on a collateralized basis. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. The Company’s weighted average discount rate was 5.97% at September 30, 2024 and the weighted-average lease term was 6.7 years at September 30, 2024.

During the three and nine months ended September 30, 2024, the Company had no finance leases.

Annual base rental commitments associated with these leases, excluding operating expense reimbursements, month-to-month lease payments and other related fees and expenses during the remaining lease terms are as follows.

Operating Leases
Remaining 2024	$367
2025	1,018
2026	1,620
2027	1,311
2028 and thereafter	5,595
Total lease payments	9,911
Imputed interest	(2,039)
Total lease liability	7,872
Less: Lease liability, current portion	561
Lease liability, noncurrent	$7,311

The Company had $4,172 and $2,550 of ROU assets, net of related amortization, related to its lease liabilities at September 30, 2024 and December 31, 2023, respectively, and are included in other long-term assets on the Consolidated Balance Sheets. The noncurrent portion of the Company’s lease liability is included in other long-term liabilities on the Consolidated Balance Sheets. The current portion of the Company's lease liability is included in other current liabilities on the Consolidated Balance Sheets.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

For the three months ended September 30, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $367 and $442, respectively. For the nine months ended September 30, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $1,204 and $1,319, respectively.

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

In April 2020, the Company entered into an agreement with a supplier, as further amended in March 2021 (the "Supplier Agreement"), to purchase minimum volumes of certain products through August 2022. Due to significant failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara (the "Court"). On July 26, 2022, the supplier filed a cross-complaint against the Company for breach of contract and other allegations. In April 2024, the Company made a substantive offer to return the product inventory (valued at $4,955) to the supplier and pay a portion of the supplier’s costs and fees. As of March 31, 2024, the Company recorded a legal accrual of $5,300 within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Consolidated Balance Sheets. The final settlement agreement was signed in June 2024. As of June 30, 2024, the $5,000 legal accrual was recorded in accrued expenses and other current liabilities and the related product inventory was recorded in other current assets. In July 2024, the inventory was returned to the supplier and the Court granted the parties' Request for Dismissal of the action with prejudice.

In April 2023, a collective action was filed against the Company in Federal Court in Georgia (the "Federal Court") by two former employees alleging failure to pay overtime wages in violation of the Fair Labor Standards Act (“FLSA”). The plaintiffs claim they were improperly classified as exempt employees under the FLSA and thus should have been entitled to overtime pay. Limited discovery was conducted in 2023, and Plaintiffs moved for conditional certification of a collective class in July 2023, which was granted on March 31, 2024. Notice was issued to potential class members, who had until July 15, 2024, to opt into the lawsuit. In October 2024, the parties engaged in a private mediation and agreed to settle the matter for a total amount of $1,500, inclusive of all Plaintiffs’ attorneys’ fees and costs and related releases, subject to a written agreement and the Federal Court’s approval. As of September 30, 2024, the Company recorded a legal accrual of $1,500 related to this matter within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. As of September 30, 2024, an accrual of $1,500 was included within accrued expenses and other current liabilities related to the legal matters discussed above. The Company had no such accruals as of December 31, 2023.

NOTE 13. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2024 and through November 6, 2024, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In October 2024, 1,998 shares of the Company's Class A Common Stock were issued to certain employees related to vested RSUs and exercised options.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

In October and November 2024, the Company repurchased and retired 2,400 shares of our Class A common stock under the stock repurchase program at an average price of $1.72 per share for a total of $4,130. The following table summarizes the share repurchase activity for October and November 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
October 1 - October 31, 2024	2,300	$1.72	2,300	$22,728
November 1, 2024	100	$1.75	100	$22,554
Total	2,400		2,400

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

SmartRent is a category leader in the enterprise smart home solutions industry. As of September 30, 2024, we had 787,038 Units Deployed (as defined below) and over 600 customers, including many of the largest multifamily residential owners in the United States. As of that date, we believe our customers owned an aggregate of approximately 7.3 million rental units. This represents approximately 17% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading homebuilders, single-family rental homeowners, and iBuyers in the United States.

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

Basis of Presentation

The condensed consolidated financial statements and accompanying notes included elsewhere in this Report are prepared in accordance with GAAP.

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

Although the correlation has decreased, New Units Deployed is still an indicator of our ability to acquire new customers and expand our relationships with our current customers. As of September 30, 2024 and 2023, we had an aggregate of 787,038 and 682,632 Units Deployed, respectively. For the three months ended September 30, 2024 and 2023, we had 15,168 and 32,308 New Units Deployed, respectively. For the nine months ended September 30, 2024 and 2023, we had 67,347 and 135,436 New Units Deployed, respectively.

Units Shipped

We define Units Shipped as the aggregate number of Hub Devices that have been shipped to customers during a stated measurement period. Units Shipped is used to assess the trajectory of our growth and is an indicator of our ability to acquire new customers and expand our relationships with our current customers. However, we caution that Units Shipped also includes Hub Devices for upgrades and out of warranty replacements and may not be an indicator of New Units Deployed in future periods. For the three months ended September 30, 2024 and 2023, we had 44,763 and 62,585 Units Shipped, respectively. For the nine months ended September 30, 2024 and 2023, we had 145,287 and 176,760 Units Shipped, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units subject to binding orders executed during a stated measurement period that will result in a New Unit Deployed. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the three months ended September 30, 2024 and 2023 there were 17,048 and 46,272 Units Booked, respectively. For the nine months ended September 30, 2024 and 2023 there were 101,029 and 131,347 Units Booked, respectively. For the three and nine months ended September 30, 2024, ARR (as defined below) related to Units Booked was $1,991 and $7,301, respectively.

Bookings

We define Bookings as the contract value of hardware, professional services, and the first year of ARR for binding orders executed during a stated measurement period. We utilize Bookings to measure revenue expected to be earned in future periods from orders contracted during the current period. For the three months ended September 30, 2024 and 2023, Bookings were $19,582 and $49,661, respectively. For the nine months ended September 30, 2024 and 2023, Bookings were $103,864 and $118,505, respectively.

Annual Recurring Revenue

We define Annual Recurring Revenue (“ARR”) as the annualized value of our SaaS revenue earned in the current quarter, which we calculate by taking the total amount of SaaS revenue in the current quarter and multiplying that amount by four. We believe that ARR growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our ARR to assess the general health and trajectory of our Hosted Services business. As of September 30, 2024 and 2023, ARR was approximately $53.2 million and $43.3 million, respectively.

Hardware Average Revenue per Unit ("ARPU"), Professional Services ARPU, SaaS ARPU, and Units Booked SaaS ARPU

We define Hardware ARPU as total hardware revenue during a given period divided by the total Units Shipped during the same period. Hardware ARPU is used to evaluate the effectiveness of our hardware pricing and assess our ability to market and sell our hardware offerings. For the three months ended September 30, 2024 and 2023, Hardware ARPU was $418 and $569, respectively. For the nine months ended September 30, 2024 and 2023, Hardware ARPU was $499 and $570, respectively.

We define Professional Services ARPU as total professional services revenue during a given period divided by the total New Units Deployed, excluding customer self-installations, during the same period. Professional Services ARPU is used to assess our ability to effectively price our installation services. For the three months ended September 30, 2024 and 2023, Professional Services ARPU was $443 and $253, respectively. For the nine months ended September 30, 2024 and 2023, Professional Services ARPU was $310 and $255, respectively.

We define SaaS ARPU as total SaaS revenue during a given period divided by the average aggregate Units Deployed in the same period. Average aggregate Units Deployed is calculated as the Units Deployed as of the current period plus the Units Deployed as of the previous period divided by two. SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions. For the three months ended September 30, 2024 and 2023, SaaS ARPU was $5.70 and $5.41, respectively. For the nine months ended September 30, 2024 and 2023, SaaS ARPU was $5.61 and $5.33, respectively.

We define Units Booked SaaS ARPU as the first year ARR for binding orders executed during the stated measurement period divided by the total Units Booked in the same period. Units Booked SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions for orders executed during the period.

For the three months ended September 30, 2024 and 2023, Units Booked SaaS ARPU was $9.73 and $9.04, respectively. For the nine months ended September 30, 2024 and 2023, Units Booked SaaS ARPU was $9.48 and $7.19, respectively.

Customer Churn

We define Customer Churn as cancelled deployed units during the measurement period divided by Units Deployed as of the beginning of the measurement period. Cancelled deployed units are the previously deployed units that have been cancelled during the same measurement period in which a customer cancels all product subscriptions. Our Hosted Services growth is driven by our ability to retain our customers and minimize Customer Churn. Our Customer Churn for our Smart Communities Solutions is 0.01% for the three months ended September 30, 2024 and 2023. Our Customer Churn for our Smart Communities Solutions is 0.06% for the nine months ended September 30, 2024 compared to 0.02% for the nine months ended September 30, 2023.

Net Revenue Retention

We define Net Revenue Retention as SaaS revenue at the end of the current period related to properties which had SaaS revenue at the end of the same period in the prior year, divided by SaaS revenue at the end of the same period in the prior year for those same properties. Net Revenue Retention includes additions to revenue from price increases on existing products, and additions of new products at existing properties, offset by any reductions in revenue caused by cancellations or downgrades. Net Revenue Retention was 101% as of September 30, 2024.

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

	For the three months ended September 30,								For the nine months ended September 30,
	2024				2023				2024				2023
	(dollars in thousands)								(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2023	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2023
Smart Communities Solutions
Smart Apartments	$16,569	$2,387	$14,445	$33,401	$33,107	$4,939	$12,738	$50,784	$66,119	$9,558	$42,661	$118,338	$96,104	$24,739	$36,417	$157,260
Access Control	1,034	415	477	1,926	1,302	758	281	2,341	2,920	1,935	1,217	6,072	3,039	2,916	595	6,550
Community WiFi	146	300	181	627	37	125	200	362	291	537	521	1,349	110	917	499	1,526
Other	963	206	575	1,744	1,185	140	378	1,703	3,136	607	1,504	5,247	1,502	209	1,033	2,744
Smart Operations Solutions	(5)	-	2,817	2,812	-	-	2,914	2,914	(6)	(55)	8,572	8,511	(11)	-	8,516	8,505
Total Revenue	$18,707	$3,308	$18,495	$40,510	$35,631	$5,962	$16,511	$58,104	$72,460	$12,582	$54,475	$139,517	$100,744	$28,781	$47,060	$176,585

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

Provision for Income Taxes

The income tax expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss is primarily related to the federal, state, and foreign taxes offset by a change in the valuation allowance. The Company established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. The Company expects to maintain this valuation allowance until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized in future periods if it reports taxable income. The Company believes that it has established an adequate allowance for uncertain tax positions, although it can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

The results of operations presented below should be reviewed together with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table summarizes our historical consolidated results of operations data for the periods presented. The period-to-period comparison of operating results is not necessarily indicative of results for future periods. All dollars are in thousands unless otherwise stated.

	Three months ended September 30,		Change	Change	Nine months ended September 30,		2024 vs 2023 Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$18,707	$35,631	$(16,924)	(47)%	$72,460	$100,744	$(28,284)	(28)%
Professional services	3,308	5,962	(2,654)	(45)%	12,582	28,781	(16,199)	(56)%
Hosted services	18,495	16,511	1,984	12%	54,475	47,060	7,415	16%
Total revenue	40,510	58,104	(17,594)	(30)%	139,517	176,585	(37,068)	(21)%

Cost of revenue
Hardware	13,843	27,556	(13,713)	(50)%	48,845	82,118	(33,273)	(41)%
Professional services	6,840	11,130	(4,290)	(39)%	22,157	44,573	(22,416)	(50)%
Hosted services	6,370	5,887	483	8%	18,330	17,365	965	6%
Total cost of revenue	27,053	44,573	(17,520)	(39)%	89,332	144,056	(54,724)	(38)%

Operating expense
Research and development	6,596	7,573	(977)	(13)%	22,442	21,340	1,102	5%
Sales and marketing	4,444	4,636	(192)	(4)%	13,714	14,626	(912)	(6)%
General and administrative	14,154	11,269	2,885	26%	42,843	33,891	8,952	26%
Total operating expenses	25,194	23,478	1,716	7%	78,999	69,857	9,142	13%

Loss from operations	(11,737)	(9,947)	(1,790)	(18)%	(28,814)	(37,328)	8,514	23%

Other income (expense)
Interest income, net	2,019	2,233	(214)	(10)%	6,718	6,064	654	11%
Other income (expense), net	(187)	(42)	(145)	(345)%	7	(45)	52	116%
Loss before income taxes	(9,905)	(7,756)	(2,149)	(28)%	(22,089)	(31,309)	9,220	29%

Income tax expense (benefit)	18	(33)	51	(155)%	131	(22)	153	(695)%
Net Loss	$(9,923)	$(7,723)	$(2,200)	(28)%	$(22,220)	$(31,287)	$9,067	29%

Comparison of the three and nine months ended September 30, 2024 and 2023

Revenue

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$18,707	$35,631	$(16,924)	(47)%	$72,460	$100,744	$(28,284)	(28)%
Professional services	3,308	5,962	(2,654)	(45)%	12,582	28,781	(16,199)	(56)%
Hosted services	18,495	16,511	1,984	12%	54,475	47,060	7,415	16%
Total revenue	$40,510	$58,104	$(17,594)	(30)%	$139,517	$176,585	$(37,068)	(21)%

Total revenue decreased by $17.6 million, or 30%, to $40.5 million for the three months ended September 30, 2024, from $58.1 million for the three months ended September 30, 2023. The decrease was primarily driven by a $17.4 million decrease in revenue related to our Smart Apartments solution. The decrease in revenue resulted primarily from a 53% decrease in New Units Deployed to 15,168 units for the three months ended September 30, 2024 from 32,308 units for the three months ended September 30, 2023 and a 28% decrease in Units Shipped to 44,763 for the three months ended September 30, 2024 from 62,585 for the three months ended September 30, 2023, partially offset by a 15% increase in the number of cumulative active subscriptions for our Hosted Services during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Overall decreases in New Units Deployed and Units Shipped are primarily attributable to our customers' decisions to defer capital expenditures, driven by broader macroeconomic conditions. In addition, changes in leadership and the structure of our sales organization have impacted sales and overall volumes.

Total revenue decreased by $37.1 million, or 21%, to $139.5 million for the nine months ended September 30, 2024, from $176.6 million for the nine months ended September 30, 2023. The decrease was primarily driven by a $38.9 million decrease in revenue related to our Smart Apartments solution. The decrease in revenue resulted primarily from a 50% decrease in New Units Deployed to 67,347 units for the nine months ended September 30, 2024 from 135,436 units for the nine months ended September 30, 2023 and a 18% decrease in Units Shipped to 145,287 for the nine months ended September 30, 2024 from 176,760 for the nine months ended September 30, 2023, partially offset by a 15% increase in the number of cumulative active subscriptions for our Hosted Services during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Overall decreases in New Units Deployed and Units Shipped are primarily attributable to our customers' decisions to defer capital expenditures, driven by broader macroeconomic conditions. In addition, changes in leadership and the structure of our sales organization have impacted sales and overall volumes.

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change %	2024	2023	Change %
Hardware
Hardware Units Shipped	44,763	62,585	(28)%	145,287	176,760	(18)%
Hardware ARPU	$418	$569	(27)%	$499	$570	(12)%
Professional Services
New Units Deployed	15,168	32,308	(53)%	67,347	135,436	(50)%
Professional services ARPU	$443	$253	75%	$310	$255	22%
Hosted Services
Units Deployed	787,038	682,632	15%	787,038	682,632	15%
Average aggregate units deployed	779,454	666,478	17%	753,365	614,914	23%
SaaS ARPU	$5.70	$5.41	5%	$5.61	$5.33	5%
Bookings
Units Booked	17,048	46,272	(63)%	101,029	85,075	19%
Bookings (in thousands)	$19,582	$49,661	(61)%	$103,864	$118,505	(12)%
Units Booked SaaS ARPU	$9.73	$9.04	8%	$9.48	$7.19	32%

Hardware revenue decreased by $16.9 million, or 47%, to $18.7 million for the three months ended September 30, 2024, from $35.6 million for the three months ended September 30, 2023. This decrease in hardware revenue was driven by a decrease in revenue related to our Smart Apartments Solutions and primarily resulted from a 28% decrease in Units Shipped to 44,763 for the three months ended September 30, 2024 from 62,585 for the three months ended September 30, 2023.

Hardware revenue decreased by approximately $28.2 million, or 28%, to $72.5 million for the nine months ended September 30, 2024, from $100.7 million for the nine months ended September 30, 2023. This decrease in hardware revenue was driven by a decrease in revenue related to our Smart Apartments Solutions and resulted from a 18% decrease in Units Shipped to 145,287 for the nine months ended September 30, 2024 from 176,760 for the nine months ended September 30, 2023, and a Hardware ARPU decrease of 12% to $499 for the 2024 period from $570 for the 2023 period. The Hardware ARPU decrease was primarily attributable to a change in product mix which was more heavily weighted to our Alloy SmartHome hardware. The impact of the decrease in hardware revenue was mitigated by an increase in hardware gross margin, primarily driven by the product mix change in the current period.

Professional services revenue decreased by $2.7 million, or 45%, to $3.3 million for three months ended September 30, 2024, from $6.0 million for the three months ended September 30, 2023. Of the $2.7 million decrease, $2.6 million was driven by our Smart Apartments Solution. New Units Deployed decreased by 53% to 15,168 units for the three months ended September 30, 2024 from 32,308 units for the three months ended September 30, 2023. This was partially offset by an increase in Professional services ARPU of 75% to $443 for the three months ended September 30, 2024 from $253 for the three months ended September 30, 2023. The increase in ARPU is primarily attributable to professional services that generate revenue but do not result in a New Unit Deployed such as Access Control and WiFi. During the three months ended September 30, 2024, these services generated $1.5 million of revenue, or 45% of total professional services revenue, compared to $0.9 million of revenue, or 15% of total professional services revenue during the three months ended September 30, 2023.

Professional services revenue decreased by $16.2 million, or 56%, to $12.6 million for nine months ended September 30, 2024, from $28.8 million for the nine months ended September 30, 2023. Of the $16.2 million decrease, $15.2 million was driven by our Smart Apartments solution. New Units Deployed decreased by 50% to 67,347 units for the nine months ended September 30, 2024 from 135,436 units for the nine months ended September 30, 2023. This was partially offset by an increase in Professional services ARPU of 22% to $310 for the nine months ended September 30, 2024 from $255 for the nine months ended September 30, 2023.

Hosted Services revenue increased by $2.0 million, or 12%, to $18.5 million for the three months ended September 30, 2024, from $16.5 million for the three months ended September 30, 2023. Of the $18.5 million revenue in 2024, $13.3 million is related to SaaS revenue and $5.2 million is related to hub amortization. Revenue increased from SaaS by $2.5 million and decreased from hub amortization by $0.5 million from the three months ended September 30, 2023 to the three months ended September 30, 2024. The increase of Hosted Services revenue resulted primarily from a 15% increase in the aggregate number of Units Deployed, primarily of our Smart Apartment solution, from 682,632 units at September 30, 2023 to 787,038 units at September 30, 2024 and an increase in SaaS ARPU of 5% to $5.70 for the three months ended September 30, 2024 from $5.41 for the three months ended September 30, 2023.

Hosted Services revenue increased by $7.4 million, or 16%, to $54.5 million for the nine months ended September 30, 2024, from approximately $47.1 million for the nine months ended September 30, 2023. Of the $54.5 million revenue in 2024, $38.0 million is related to SaaS revenue and $16.5 million is related to hub amortization. Revenue decreased from hub amortization by $1.1 million and increased from SaaS by $8.5 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The increase of Hosted Services revenue resulted primarily from a 15% increase in the aggregate number of Units Deployed, primarily of our Smart Apartment solution, from 682,632 units at September 30, 2023 to 787,038 units at September 30, 2024 and an increase in SaaS ARPU of 5% to $5.61 for the nine months ended September 30, 2024 from $5.33 for the nine months ended September 30, 2023.

We don’t expect to deploy any more non-distinct Hub Devices, thus, the revenue contribution from hub amortization should continue to decrease in future periods until the non-distinct Hub Devices are fully amortized. The table below shows the expected revenue contribution from hub amortization.

	For the years ended December 31,
	2024(1)	2025	2026	2027	2028
	(dollars in thousands)
Revenue contribution from hub amortization
Q1	$6,043	$3,702	$1,898	$149	$4
Q2	5,215	3,573	1,396	49	4
Q3	5,177	3,155	848	17	1
Q4	3,902	2,436	389	7	-
Total	$20,337	$12,866	$4,531	$222	$9

(1) Q1, Q2, and Q3 2024 amounts are actuals

Cost of Revenue

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue
Hardware	$13,843	$27,556	$(13,713)	(50)%	$48,845	$82,118	$(33,273)	(41)%
Professional services	6,840	11,130	(4,290)	(39)%	22,157	44,573	(22,416)	(50)%
Hosted services	6,370	5,887	483	8%	18,330	17,365	965	6%
Total cost of revenue	$27,053	$44,573	$(17,520)	(39)%	$89,332	$144,056	$(54,724)	(38)%

Total cost of revenue decreased by $17.5 million, or 39%, to $27.1 million for the three months ended September 30, 2024, from $44.6 million for the three months ended September 30, 2023. The decrease in cost of revenue resulted primarily from a 53% decrease in New Units Deployed and a 28% decrease in Units Shipped of our Smart Apartment solution hardware devices.

Total cost of revenue decreased by $54.7 million, or 38%, to $89.4 million for the nine months ended September 30, 2024, from $144.1 million for the nine months ended September 30, 2023. The decrease in cost of revenue resulted primarily from a favorable product mix of our hardware devices (more heavily weighted to Alloy SmartHome hardware), a 50% decrease in New Units Deployed and a 18% decrease in Units Shipped of our Smart Apartment solution hardware devices.

Hardware cost of revenue decreased by approximately $13.8 million, or 50%, to $13.8 million for the three months ended September 30, 2024, from $27.6 million for the three months ended September 30, 2023. This decrease in hardware cost of revenue was primarily attributable to a favorable product mix, resulting in improved hardware gross margin compared to the prior period, and a 28% decrease in Units Shipped.

Hardware cost of revenue decreased by $33.3 million, or 41%, to $48.8 million for the nine months ended September 30, 2024, from $82.1 million for the nine months ended September 30, 2023. This decrease in hardware cost of revenue was primarily attributable to a favorable product mix, resulting in improved hardware gross margin compared to the prior period, and a 18% decrease in Units Shipped.

Professional services cost of revenue decreased by $4.3 million, or 39%, to $6.8 million for the three months ended September 30, 2024, from $11.1 million for the three months ended September 30, 2023. The decrease in professional services cost of revenue is primarily attributable to a decrease of approximately $2.6 million in third-party direct labor costs due to a 53% decrease in New Units Deployed, and a decrease of $1.6 million in personnel-related costs, and related travel. Additionally, we have invested in technology initiatives to allow our teams to be more efficient and furthered our collaboration with third-party partners to augment our professional services resulting in improved professional services gross margin compared to the previous period. We believe we will continue to improve efficiency in future periods.

Professional services cost of revenue decreased by $22.4 million, or 50%, to $22.2 million for the nine months ended September 30, 2024, from $44.6 million for the nine months ended September 30, 2023. The decrease in professional services cost of revenue is primarily attributable to a decrease of approximately $17.3 million in third-party direct labor costs due to a 50% decrease in New Units Deployed, and a decrease of $4.1 million in personnel-related costs, and related travel. Additionally, we have invested in technology initiatives to allow our teams to be more efficient and furthered our collaboration with third-party partners to augment our professional services resulting in improved professional services gross margin compared to the previous period. We believe we will continue to improve efficiency in future periods.

Hosted Services cost of revenue increased by $0.5 million, or 8%, to $6.4 million for the three months ended September 30, 2024, from $5.9 million for the three months ended September 30, 2023. The increase resulted from a 15% increase in the aggregate number of Units Deployed and the resulting increase in the number of active subscriptions for our software service applications partially offset by a $0.4 million decrease in hub amortization.

Hosted Services cost of revenue increased by approximately $0.9 million, or 6%, to $18.3 million for the nine months ended September 30, 2024, from $17.4 million for the nine months ended September 30, 2023. The increase resulted from a 15% increase in the aggregate number of Units Deployed and the resulting increase in the number of active subscriptions for our software service applications and an increase in personnel-related costs of $0.6 million, partially offset by a $1.1 million decrease in hub amortization. Our Hosted Services gross margin improved when compared to the same period in the prior year primarily driven by economies of scale related to our SaaS products. Additionally, Hosted Services attributable to hub amortization, which has a lower margin than our SaaS products, continues to represent a smaller portion of our Hosted Services cost of revenue.

Operating Expenses

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$6,596	$7,573	$(977)	(13)%	$22,442	$21,340	$1,102	5%
Sales and marketing	4,444	4,636	(192)	(4)%	13,714	14,626	(912)	(6)%
General and administrative	14,154	11,269	2,885	26%	42,843	33,891	8,952	26%

Research and development expenses decreased by $1.0 million, or 13%, to approximately $6.6 million for the three months ended September 30, 2024, from $7.6 million for the three months ended September 30, 2023, resulting primarily from a decrease of approximately $1.1 million in personnel-related expenses.

Research and development expenses increased by $1.1 million, or 5%, to approximately $22.4 million for the nine months ended September 30, 2024, from $21.3 million for the nine months ended September 30, 2023, primarily related to an increase of $1.1 million in personnel-related expenses. The increase was primarily related to the employee retention credits recorded in the nine months ended September 30, 2023, which were refundable employment tax credits provided by The Coronavirus Aid, Relief, and Economic Security Act. These employment tax credits did not recur during the nine months ended September 30, 2024. We believe our research and development costs will increase in absolute dollars as we increase our investment in product development to enhance the capabilities of our solutions and introduce new products and features.

Sales and marketing expenses decreased by $0.2 million, or 4%, to $4.4 million for the three months ended September 30, 2024 from $4.6 million for the three months ended September 30, 2023, resulting primarily from a decrease in personnel-related expenses. We believe our sales and marketing expenses will increase in future periods as we invest in building a scalable sales team, beginning with our new Chief Revenue Officer ("CRO"), Natalie Cariola.

Sales and marketing expenses decreased by $0.9 million, or 6%, to $13.7 million for the nine months ended September 30, 2024 from $14.6 million for the nine months ended September 30, 2023, resulting primarily from a decrease of approximately $1.0 million in personnel-related expenses. We believe our sales and marketing expenses will increase in future periods as we invest in building a scalable sales team, beginning with our new CRO, Natalie Cariola.

For the three months ended September 30, 2024, general and administrative expenses increased by $2.9 million, or 26%, to $14.2 million, from $11.3 million for the three months ended September 30, 2023, resulting primarily from $2.8 million of severance and related expenses attributable to the departure of our former CEO.

For the nine months ended September 30, 2024, general and administrative expenses increased by $9.0 million, or 26%, to $42.8 million, from $33.9 million for the nine months ended September 30, 2023, resulting primarily from a $9.7 million increase in third-party consultants. This was largely driven by a $5.3 million legal accrual recorded as of June 30, 2024, in which the Company agreed to settle a dispute with a supplier by returning $5.0 million of inventory and paying a portion of the supplier’s costs and fees. Additionally, we incurred $2.8 million of severance and related expenses attributable to the departure of our former CEO.

Other Income

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Interest income, net	$2,019	$2,233	$(214)	(10)%	$6,718	$6,064	$654	11%
Other income (expense), net	(187)	(42)	(145)	(345)%	7	(45)	52	116%

Interest income, net decreased by $0.2 million to $2.0 million for the three months ended September 30, 2024, from $2.2 million for the three months ended September 30, 2023. The decrease in net interest income for both periods is primarily attributable to interest earned on interest-bearing cash balances.

Interest income, net increased by approximately $0.6 million to $6.7 million for the nine months ended September 30, 2024, from $6.1 million for the nine months ended September 30, 2023. The increase in net interest income for both periods is primarily attributable to interest earned on interest-bearing cash balances.

Income Taxes

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(9,905)	$(7,756)	$(2,149)	(28)%	$(22,089)	$(31,309)	$9,220	29%
Income tax expense (benefit)	18	(33)	51	(155)%	131	(22)	153	(695)%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets as of September 30, 2024, and September 30, 2023. As of December 31, 2023, the Company has gross NOLs of $204.6 million and $193.4 million for federal and state income tax return purposes, respectively. Federal NOLs can be carried forward indefinitely, while State NOLs will expire between 2032 and 2043. The Company also has $0.1 million of R&D credits available that expire in 2039.

The income tax expense is related to the federal, state, and foreign taxes offset by a change in the valuation allowance.

Non-GAAP Financial Measures

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we present EBITDA and Adjusted EBITDA, described below, as non-GAAP measures. We believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and their ability to analyze our ongoing operating trends.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Net loss	$(9,923)	$(7,723)	$(22,220)	$(31,287)
Interest income, net	(2,019)	(2,233)	(6,718)	(6,064)
Income tax expense (benefit)	18	(33)	131	(22)
Depreciation and amortization	1,644	1,395	4,730	3,991
EBITDA	(10,280)	(8,594)	(24,077)	(33,382)
Legal matter(1)	2,325	-	7,625	-
Stock-based compensation	1,653	3,273	8,218	10,229
Impairment of investment in non-affiliate	-	-	2,250	-
Non-recurring warranty provision	(522)	-	(59)	-
Compensation expense in connection with acquisitions	-	15	-	2,010
Other acquisition expenses	(4)	(23)	253	408
Other non-operating expenses(2)	3,006	317	3,267	805
Adjusted EBITDA	$(3,822)	$(5,012)	$(2,523)	$(19,930)

(1) Refer to Note 12 "Commitments and Contingencies".

(2) Other non-operating expenses includes severance expense and amortization of capitalized software implementation costs.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2024, we had cash and cash equivalents of $163.4 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of September 30, 2024, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of the Company’s assets and guaranteed by each of the Company’s material domestic subsidiaries.

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

During the three months ended September 30, 2024, we repurchased 9.8 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $1.75 per share for a total of $17.1 million. During the nine months ended September 30, 2024, we repurchased 12.1 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $1.93 per share for a total of $23.5 million. As of September 30, 2024, approximately $26.7 million remained available for stock repurchases pursuant to our stock repurchase program.

Cash Flow Summary - Nine months ended September 30, 2024 and 2023

The following table summarizes our cash flows for the periods presented.

	Nine months ended September 30,
	2024	2023
	(dollars in thousands)
Net cash provided by (used in)
Operating activities	$(20,898)	$(1,366)
Investing activities	(5,025)	(3,313)
Financing activities	(26,253)	(1,500)

Operating Activities

For the nine months ended September 30, 2024, our operating activities used $20.9 million in cash resulting primarily from our net loss of $22.2 million and $26.4 million used in changes in our operating assets and liabilities, partially offset by approximately $27.7 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $23.2 million decrease in deferred revenue, a $5.6 million decrease in accounts payable, and a $5.3 million decrease in accrued expenses and other liabilities, partially offset by a $8.2 million decrease in deferred cost of revenue. Non-cash expenses consisted primarily of stock-based compensation of $9.5 million, non-cash legal expenses of $7.3 million, primarily driven by $5.0 million in which the Company agreed to settle a legal dispute with a supplier by returning $5.0 million of inventory, depreciation and amortization of $4.7 million, provision for excess and obsolete inventory of $2.7 million and impairment of investment in non-affiliate of $2.3 million.

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

Investing Activities

For the nine months ended September 30, 2024, we used $5.0 million of cash from investing activities, resulting primarily from cash paid of $4.5 million for capitalized internal-use software development costs and $0.5 million for the purchase of property and equipment.

For the nine months ended September 30, 2023, we used $3.3 million of cash for investing activities, resulting primarily from cash paid for capitalized internal-use software development costs.

Financing Activities

For the nine months ended September 30, 2024, our financing activities used $26.3 million of cash, resulting primarily from $23.5 million used for repurchases of Class A common stock, $1.8 million used for taxes paid related to net share settlements of stock-based compensation awards and $1.5 million used for earnout payments related to the iQuue acquisition.

For the nine months ended September 30, 2023, our financing activities used $1.5 million of cash, resulting primarily from $1.7 million used for earnout payments related to the iQuue acquisition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

Interest Rate Fluctuation Risk

As of September 30, 2024, we had cash, cash equivalents, and restricted cash of approximately $163.7 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $16.4 million, or decrease our annual interest income by $6.7 million, based on our cash position as of September 30, 2024.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report and, based on such evaluation, have concluded that our disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Interim Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
July 1 - July 31. 2024	842	$2.39	842	$41,643
August 1 - August 31, 2024	4,600	$1.65	4,600	$34,085
September 1 - September 30, 2024	4,325	$1.73	4,325	$26,659
Total	9,767		9,767

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6 - Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
10.1†	SmartRent, Inc. Non-Employee Director Compensation Policy (filed herewith).
10.2†	Severance Agreement and Release between SmartRent, Inc. and Lucas Haldeman, dated July 29, 2024.	10-Q	10.3	August 7, 2024
31.1	Certification of Interim Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of November 2024.

SmartRent, Inc.

By:	/s/ Daryl Stemm

Daryl Stemm
Interim Principal Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)