Form 10-K
period 2024-12-31
SmartRent, Inc.
filed 2025-03-05
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024, the last business day of its most recently completed second fiscal quarter was $445.8 million based on the closing price of the registrant's Class A Common Stock as reported by the New York Stock Exchange on that date.

As of March 3, 2025, there were 192,701,270 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•
our future operational performance, including our expectations regarding our metrics, including, among others, Annual Recurring Revenue, Average Revenue per Unit, Customer Churn, Property Net Revenue Retention, Customer Net Revenue Retention, Bookings, the number of Units Deployed, New Units Deployed, Units Shipped, and Units Booked;
•
the impact of macroeconomic conditions and geopolitical events on our business;
•
our anticipated investments in sales and marketing and research and development;
•
our recent leadership changes;
•
our ability to maintain our brand;
•
our ability to manage our supply chain;
•
the impact of international trade restrictions, such as tariffs and other controls on imports or exports of goods, technology, or data;
•
our ability to successfully defend litigation brought against us;
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
•
our expectations of the impact of, and our ability to comply with existing, modified or new laws and regulations applicable to our business; and

•
our ability to correctly estimate our tax obligations.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A “Risk Factors” and elsewhere in this Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

PART I

Item 1: Business

Our Company

We are an enterprise real estate technology company that provides a comprehensive management platform designed for property owners, managers and residents. Our suite of products and services, which includes cloud-based software-as-a-service ("SaaS") solutions many of which are enabled by smart building hardware, provide seamless visibility and control over real estate assets. Our platform can lower operating costs, increase revenues, mitigate operational friction and protect assets for owners and operators, while providing a differentiated, elevated living experience for residents.

Through a central connected device ("Hub Device"), we enable the integration of our platform with third-party smart devices, our own hardware devices and other technology interfaces. We use an open-architecture, brand-agnostic approach that allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our Smart Community solutions include software and devices that power (i) smart apartments and homes, (ii) access control for buildings, common areas, and rental units, (iii) community and resident WiFi, and other solutions such as asset protection and monitoring, parking management and self-guided tours. Our Smart Operations solutions include work order management, the automation of leasing and resident call handling, audit management, and the automation of the inspection process. We also have a professional services team that provides customers and residents with training, installation, and support services.

We have designed our smart home operating platform to enable our customers to more efficiently and effectively manage their properties and interface with their residents. Importantly, our enterprise software integrates into most existing property management systems used by residential property owners and operators. We believe that our customers realize several benefits from implementing our solutions, including:

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

• Asset Protection. We believe that customers utilizing our asset protection solutions, including our connected leak sensors and thermostats, may be able to realize a decrease of approximately 70% to 90% in water damage expenses and lower insurance costs over a three year period.

We believe SmartRent is a category leader in the enterprise smart home solutions industry. As of December 31, 2024, we had 809,497 Units Deployed and over 650 customers, including many of the largest multifamily residential owners in the United States (the "U.S."). For more information about our “Units Deployed” and other metrics, refer to the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 31, 2024, our customers own or operate an aggregate of approximately 7.4 million rental units. This represents approximately 15% of the U.S. market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners and management companies, our customers include some of the largest single-family rental homeowners, homebuilders and iBuyers in the United States.

We generate revenue primarily from sales of smart home systems that enable property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. Our revenue is generated from: (1) the direct sale to our customers of hosted services from monthly subscription fees collected from customers to provide access to one or more of our software applications (“Hosted Services”) including access controls, asset monitoring, WiFi, and related services; (2) the sale and delivery of smart home devices, which generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches ; and (3) installation and implementation of smart home devices that enable our Hosted Services.

During the year ended December 31, 2024, to further focus and align our efforts, we defined four strategic pillars: Sustainable Annual Recurring Revenue ("ARR") Growth, Platform Superiority, Operational Excellence and Collaborative Innovation. With a solid strategy in place and a clear focus on enhancing our competitive strengths, we believe SmartRent is positioned to capitalize on significant market opportunities, deliver high return on investment to our customers and create sustainable long-term value for our shareholders.

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

Competitive Market

Given the emerging nature of smart home technology in residential real estate, the industry is highly fragmented and there are a number of companies developing solutions that may be similar to parts of our smart home operating system. We believe our primary competitors are software companies that have historically provided singular, point solutions to new development properties and used third-party installation services, and hardware companies, many of which have closed architectures. We believe these companies fail to provide a comprehensive solution that meets the enterprise management and security requirements of owners, operators, and residents. We expect competition to intensify in the future as the market for smart home technology in the residential real estate industry continues to mature.

Our Competitive Strengths

We have developed a scalable and operator-friendly smart home operating system that provides a comprehensive solution for the industry:

• Integrated Solution. We offer a holistic integrated solution that includes enterprise software, hardware, and resident applications.

• Hardware Agnostic. Our solutions are compatible with a wide variety of other smart devices including, among others, Google Home, Amazon Alexa, Honeywell thermostats, and Yale smart locks.

• Open Architecture. We have an open architecture that can integrate with many property management systems, including, among others, Yardi, Entrata, RealPage, and Engrain.

• Professional Services. We provide in-house professional services with employees in our implementation, installation, and support departments which allows us to maintain consistent quality and service across markets.

While several of the largest multifamily residential owners are current SmartRent customers, we believe that we have only begun to take advantage of the full market opportunity in residential and commercial real estate sectors and in domestic and international markets. We have adapted our software and applications to target opportunities in other residential real estate sectors, including single-family rental homes, student housing, senior housing, and new construction homes. In addition, we believe there could be significant potential for growth beyond residential real estate to other commercial real estate asset classes, including, among others, offices, hotels, retail, industrial, and self-storage. Furthermore, we believe there could be an attractive opportunity to expand our smart home solutions into other markets globally.

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

SmartRent Solutions

SmartRent continually evolves its solutions to meet the dynamic needs of the rental housing industry, positioning itself as a leader with a comprehensive suite of integrated offerings. Our solutions seamlessly integrate within a unified software ecosystem, optimizing community workflows and enhancing operational efficiency. This comprehensive approach can enhance the resident experience, streamline daily operations, and facilitate smart home device management across entire portfolios. By integrating these solutions into a single ecosystem, SmartRent creates connected communities that drive value for owners, operators, site teams, and residents. Our fully integrated, hardware-agnostic offerings, organized as Smart Communities Solutions and Smart Operations Solutions, include the following:

Smart Communities Solutions. Smart Communities Solutions is a collection of integrated software and hardware designed to enhance community functionality and integration. Through advanced technology, these solutions facilitate seamless connections among residents, site teams, and owners. The components work together to streamline community management for owners and operators, increase convenience for residents, and provide operational flexibility for site teams and owners. This unified platform raises the standard of living and working by optimizing daily operations for greater efficiency and responsiveness to user needs. Offerings under the Smart Communities Solutions umbrella include Smart Apartments, Access Control, Self-Guided Tours, Community WiFi, Package Management and Parking Management.

•
Smart Apartments. Smart Apartments is a solution that connects all the smart devices in a community to a single dashboard, enabling property managers to remotely monitor and control unit access, climate settings, and security while providing residents with a seamless, user-friendly experience that enhances convenience and efficiency. It encompasses physical hardware components such as smart locks, thermostats, hub devices, and sensors, that enhance the convenience and efficiency of community living. The platform utilizes a hardware-agnostic approach, allowing for seamless integration with leading third-party hardware providers such as Yale, Honeywell, and Salto, operating primarily on Z-Wave technology for reliable remote management and to enable centralization efforts. Additionally, hardware solutions such as smart locks, hubs, and sensors are manufactured in-house under the Alloy brand. These devices serve as the backbone for our ongoing software innovations, helping accelerate growth and advance initiatives focused on optimizing site team and resident experiences. They also contribute to improved automation and enhanced energy efficiency. The seamless integration of our hardware solutions with our evolving software platform facilitates new capabilities and improved processes that will provide greater value to users. These devices are managed and controlled through two primary software platforms: SmartRent Manager for owners, operators, and site teams, and the Resident App for residents.
o
SmartRent Manager. SmartRent Manager is a web-based software enabling owners and operators to manage and configure SmartRent Solutions. It integrates with major property management, customer relationship management, and third-party proptech platforms, enabling centralized management of residents, prospects, access control, and automation. When a resident moves out, the automated move-out feature immediately locks the apartment door, resets interior thermostats to the “Vacant Mode” temperature, and revokes resident access to their unit, common areas, Community WiFi, parking, and the SmartRent app — all with the click of a button. Communities can create “Vacant Mode” automations to increase efficiencies, such as work orders for unit turns and activating energy-saving mode. SmartRent Manager Mobile, a native mobile application, allows owners and operators to remotely manage work orders and control access, including resident move-ins and outs.
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
•
Access Control. Access Control is a community-wide, cloud-based access control system that protects building entry, common areas, and amenity spaces for multifamily residential properties using control panels, access readers, and intercoms. Integrated with major property management systems and SmartRent’s extensive product suite, Access Control automates labor-intensive manual processes to enhance operational efficiencies of common area access and community security. This solution allows residents to create temporary access codes for deliveries, services, or guest access while also offering remote access for residents and site teams at various entry points (e.g., amenity doors, gates, pools, and elevators) without the need for fobs or separate keys. The system features monitoring systems for visitor logs and real-time door lock activity alerts, providing transparency and a safer community. Access Control can be implemented in new construction or retrofitted in existing properties.

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
•
Package Management. We've entered into a preferred reseller partnership with Position Imaging to offer Smart Package Room which transforms package visibility, reduces labor demands, optimizes storage space and enhances resident satisfaction. Using advanced package tracking technologies, the comprehensive Smart Package Room solution guides couriers through the package log-in process and automatically directs residents to their packages, relieving the package burden from on-site associates. It identifies, tracks and manages every package delivered to a property and helps residents easily retrieve their packages with laser and audio prompts. Smart Package Room offers 2 to 3 times the capacity of lockers all while providing an agnostic solution that can accept any type of package and allows couriers and residents to always access the package room. Smart Package Room complements SmartRent’s smart home line, expands the Company’s product offerings and solves a long-standing pain point for rental housing operators.
•
Parking Management. Parking Management alleviates resident and guest parking issues faced by multifamily residential properties. This solution provides an integrated software system and single-source database that allows owners and operators to automatically assign and re-assign parking spaces, review interactive maps for live parking space availability (based on parking sensors for real-time occupancy), implement a proactive enforcement process, monitor parking management with resident parking decals, and install custom parking signs to monetize guest parking. Through a Parking Management portal, residents can add or remove vehicles, edit vehicle details, review assigned parking decals, and provide guests with parking access. Parking Management integrates with many popular property management systems, which enables owners and operators to manage all parking-related actions from one platform. Parking Management is available to communities as a stand-alone product or as part of our fully integrated smart home operating system.

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

•
Work Management. Work Management enables on-site teams to manage tasks, respond quickly to inquiries, and engage in preventative maintenance all from a mobile device. Through work order and service request automations, the platform provides a simplified overview of on-site tasks and allows for easy scheduling of team members. In addition, the application offers a mobile interface, allowing owners and operators to accomplish more on the go with access to the application available both online and offline. Walk & Talk is an AI voice assistant for the mobile Work Management app and when creating a task, users will be able to dictate a description of the problem, and AI will use cues in the description to prefill the task category, subcategory, and place. Work Management provides real-time tracking of assets, enabling owners to effectively manage the state of their assets and make informed decisions by giving on-site teams an easy way to scan assets and make updates from anywhere in the community. Advanced reporting visualizations through dashboards directly in the platform enable informed decision-making and simplified portfolio management. Teams can also choose to export data into third party tools for deeper analysis. The application integrates with major property management systems to provide an up-to-date and personalized experience.

•
Answer Automation. Answer Automation reduces costs and improves on-site team efficiency through the automation of leasing and resident call handling. The platform automatically routes calls to the right team members with up to ten levels of escalation based on a predetermined set of business rules. It uses natural language processing ("NLP") to understand and answer customer queries and can escalate calls to appropriate team members as needed. Answer Automation also allows residents to easily create work orders that are automatically assigned, improving response times and increasing satisfaction. Answer Automation’s integrations with major property management systems enable our platform to immediately recognize resident calls via Caller ID so site teams can deliver a personalized experience. In addition, Call Masking, which masks the team member’s phone number so that it appears to the call recipient as the community’s phone number, allows team members to easily communicate with residents and prospective residents without exposing their personal information. Answer Automation integrates with SmartRent’s Self-Guided Tours to provide an easier way for prospective renters to schedule tours and enhance on-site efficiency. Advanced reporting capabilities help site teams make informed decisions and bring attention to the most frequent call areas.
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

SmartRent Hardware

We offer a variety of in-rental unit devices and common area devices that elevate the resident experience and provide multiple benefits to owners and operators. A typical SmartRent rental unit or single-family rental home is equipped with a Hub Device, smart locks, thermostat, and leak sensors. In addition, several other devices can be integrated into our smart home operating system, including smart plugs and lighting (including light bulbs, switches, and dimmers), shades, garage door controllers, video doorbells, peephole cameras, video intercoms, contact and motion sensors, and voice assistants. With our smart home operating system, residents can remotely control and manage their smart home devices and home settings through a single application. In addition, because our software is hardware agnostic, customers can choose from a wide variety of device manufacturers and use their favorite devices together in one fully integrated smart home operating system.

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

Sales and Marketing

We promote our solutions and brand through multiple integrated marketing channels. Our marketing strategy includes industry events such as conferences and tradeshows, digital marketing platforms and targeted communications. Our website serves as a comprehensive resource featuring our product documentation, blog articles, white papers, case studies and regular product releases.

Our digital marketing strategy encompasses several channels, including search engine optimization (SEO), Google Ads campaigns, programmatic display advertising and an active presence across professional social media platforms. We engage our audience through organic content, targeted advertising and a comprehensive content marketing program that includes a recurring newsletter, product updates and educational materials.

We primarily sell our solutions through our internal sales organization to diverse customers, including single-family rental homeowners, homebuilders and iBuyers, across our operating markets. Our sales team engages prospects through telephone and email communication, while our visibility is further enhanced through publications in recognized industry magazines and online media outlets.

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

Human Capital Management

Our employees are critical to our success. As of December 31, 2024, we had 494 total employees worldwide, all of which are full-time employees. We also engage consultants and contractors to supplement our workforce. A majority of our employees are engaged in engineering, software and product development, sales, and related functions. As of December 31, 2024, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our domestic or international employees are subject to a collective bargaining agreement or represented by a labor union.

We seek to foster a welcoming, inclusive work environment where employees can be themselves and do meaningful work that positively impacts our customers and communities. Our culture is supportive, engaging, and fast paced and facilitates partnerships among coworkers with diverse backgrounds and experiences. Our employees have opportunities to get involved in resource groups and give back to the community. We engage with our employees to gather insight, feedback, and data about their workplace experiences, and manager effectiveness. This data informs and supports our action plans, with the goal of enhancing workplace satisfaction and overall employee well-being and effectiveness.

We attract and retain talent through market-based compensation, our employer brand initiatives, employee referral programs, and through internal career growth. Employee growth and development comes from receiving real-time, informal feedback, a formal performance review, career path transparency, and ongoing role-specific training.

The structure of our compensation programs endeavors to give employees peace of mind when it comes to health and financial benefits so that they can focus on doing their best work. Our total rewards program enables us to retain talent, reward high-performing employees at all levels and incentivize and motivate exceptional performance. In addition to competitive base pay, we have an annual bonus program for employees at all levels, stock-based compensation for certain employees, and a comprehensive variable compensation program specific to our revenue organization. Both the bonus and variable compensation plans are tied directly to individual and company performance. Our competitive benefits program includes a 100% employer paid medical option for employees and dependents. Additionally, we provide dental, and vision for employees and their dependents, life insurance, flexible time off, paid parental leave, employee stock purchase plan and a 401(k) plan with a company match.

Research and Development

Our near-term product roadmap includes new leasing solutions (including an online application for the leasing process and other applications for lease signing and customer relationship management), resident experience solutions (including applications for marketplaces, amenity reservations, rent payments, and work orders), home IoT solutions (including hubless systems, smart appliances, and video and security systems), building IoT solutions (including energy, water, and air metering), and property operations solutions (including centralized maintenance management, IoT-triggered predictive maintenance alerts for HVAC and plumbing, asset portfolio planning, vendor performance tracking, and energy reporting with Environmental, Social, and Governance ("ESG") dashboards and predictive analytics).

Supply Chain

Generally, our hardware device suppliers maintain a stock of devices and key components to cover any minor supply chain disruptions. Where possible we utilize multiple sourcing methods to mitigate the risk of disruption from a single supplier. However, we also rely on a number of single source and limited source suppliers for components of our solutions. Replacing any single source or limited source suppliers could require the expenditure of significant resources and time to source these products. The majority of our hardware devices sold, both proprietary and third-party, are manufactured overseas.

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

We, our customers, and our partners may be subject to numerous federal and state laws and regulations, including data breach notification laws, data privacy and security laws, and consumer protection laws and regulations (including Section 5 of the Federal Trade Commission Act (the "FTC Act") that govern the collection, use, disclosure, protection, and other processing of personal information). Privacy and security laws, self-regulatory schemes, regulations, standards, and other obligations are constantly evolving, and may conflict with each other, which complicates compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. For example, California has enacted the California Consumer Privacy Act of 2018 (the "CCPA") that became effective on January 1, 2020. The CCPA, among other things, created new data privacy obligations for covered companies and provided new privacy rights to California residents, including rights to access and delete personal information, opt out of certain personal information sharing, and receive detailed information about how personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, potentially increasing risks associated with a data breach. Further, the California Privacy Rights Act (the "CPRA") amended and supplemented the CCPA, imposing additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The CPRA also created a new California data protection agency tasked to enforce the law, which is likely to result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023. Further, according to the Federal Trade Commission (the "FTC"), violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Other regulations that may apply to us depending upon the circumstances include, for example, the General Data Protection Regulation (GDPR) in the European Union, Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), and the Tenant Data Privacy Act (TPDA) in New York.

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

•
We may not successfully manage the transition of leadership to our new Chief Executive Officer, which could have an adverse impact on us.

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

We experienced net losses in each year since inception, including a net loss of $34.6 million for 2023 and $33.6 million for 2024. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business. We expect to continue to devote significant resources to our future growth, including making meaningful investments in our customer acquisition teams, building out our technological capabilities, including internal business systems and tools, and exploring strategic acquisition opportunities.

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

Certain of our products are currently subject to tariffs, changes in trade policies or labor shortages, which could make delivery of supplies more expensive. For example, the new U.S. presidential administration has imposed additional tariffs on imports into the United States from Canada, China and Mexico, which could lead to increased expenses and delays in shipments. These potential delays and cost increases could have an adverse effect on our business, financial condition, and operating results.

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

We are highly dependent upon the continued service and performance of the key members of our management team and other personnel. The loss of any of these individuals, each of whom is “at will” and may terminate his or her employment relationship with us at any time, could disrupt our operations, harm our business, and significantly delay or prevent the achievement of our business objectives. We believe that our future success will also depend in part on our continued ability to identify, hire and integrate, train, and motivate qualified personnel. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational, managerial and other requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract, hire, integrate, and retain qualified personnel could impair our ability to achieve our business objectives.

We may not successfully manage the transition of leadership to our new Chief Executive Officer, which could have an adverse impact on us.

On February 24, 2025, Michael Shane Paladin became our new Chief Executive Officer. Our new Chief Executive Officer will be critical to executing on our evolving business strategy. Our success will depend, in part, on the effectiveness of this transition, including the successful integration into his role and the continuity of leadership among the larger workforce. If we do not successfully manage this transition, it could be viewed negatively by our customers, employees, investors, and other third-party partners and could have an adverse impact on our business, results of operations, or our stock price. If Mr. Paladin is unsuccessful at leading the management team or is unable to articulate and execute our strategy and vision, we may not be able to achieve our financial and operational goals, which could adversely affect our business and results of operations.

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

Our ability to increase sales will depend, in large part, on our ability to enhance and improve our products and solutions, introduce new products, solutions, software, features, or services and in a timely manner, sell into new markets and further penetrate our existing markets. The success of any enhancement or new product or solution depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new products and solutions, the ability to maintain and develop relationships with partners and vendors, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, and the ability of our products and solutions to maintain compatibility with a wide range of connected devices. Because we derive a significant portion of our revenue from Hardware and Hosted Services, any material decline in Hardware sales, such as sales of our Hub Devices, or material decline in customers with subscriptions to our Hosted Services, would have a pronounced impact on our future revenue and operating results. Any new product or solution we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our products and solutions, including new vertical markets (e.g., commercial office) and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality, availability and reliability of our products and solutions and our ability to design our products and solutions to meet customer demand. Similarly, if any of our potential competitors implement new technologies before we are able to implement ours, those competitors may be able to provide more effective products or solutions, possibly at lower prices. Any delay or failure in the introduction of new or enhanced products or solutions could harm our business.

If the smart home technology industry does not grow as we expect, or if we cannot expand our products and solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur operating losses.

The market for smart home solutions is in an early stage of development, and it is uncertain how rapidly or how consistently this market will develop and the degree to which our products and solutions will be accepted into the single-family and multifamily rental markets in which we operate. Some residents, owners, or operators may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with traditional solutions, concerns about additional costs, concerns about data privacy, and lack of awareness of the benefits of our solutions. In addition, macroeconomic conditions (including, for example, higher interest rates or fear of recession) may cause delays or reductions in the capital expenditures by our customers. Further, new regulations may cause our customers and potential customers to redirect capital expenditures to meet the requirements of such regulations. For example, some of our customers have indicated that they are delaying the deployment of our solutions in certain communities and are directing more of their capital expenditures to solar systems to meet ESG requirements - thus reducing our short-term revenue expectations. Our ability to expand the sales of our products and solutions into this market and new markets depends on several factors, including the reputation and recognition of our products and solutions, the timely completion, introduction and market acceptance of our products and solutions, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the costs of our products and solutions and the success of our competitors. If we are unsuccessful in developing and marketing our products and solutions into new markets, or if customers do not perceive or value the benefits of our products and solutions, the market for our products and solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

Our limited operating history and the quickly changing markets in which we operate make evaluating our current business and future prospects difficult, which may increase the risk of investing in our Class A Common Stock.

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

Our business exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in property damage, personal injury or death. For example, in 2020 and 2021 we identified a deficiency with batteries contained in certain hardware sold which we acquired from a supplier. As of December 31, 2023 we accrued $864,000 in hardware cost of goods sold on the Consolidated Statements of Operations related to the battery deficiencies. During the year ended December 31, 2024, we determined the battery replacements were complete and released the remaining warranty accrual of $864,000 related to the battery deficiency. Although we maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all such potential claims. Because our products are installed in homes, there is an elevated risk of property damage, personal injury, or death in the event of a product malfunction, such as a smart lock failing, our Hub Device overheating or catching fire, or leak sensor defects. Any judgment or settlement for property damage, personal injury, or wrongful death could prove expensive to contest.

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

We have experienced significant customer growth over the past several years and now have over 650 customers as of December 31, 2024. Our continued business and revenue growth are dependent on our ability to continuously attract and retain customers, and we cannot be sure that we will be successful in these efforts, or that customer retention levels will not materially decline. There are a number of factors that could lead to a decline in customer levels or that could prevent us from increasing our customer levels, including:

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

Our customers have no obligation to renew their contracts for our software services after the expiration of the initial term. Our recurring revenue contract terms range from one month to ten years and the weighted average length of our recurring revenue contracts is 4.4 years. In the event that these customers do renew their contracts, they may choose to renew for fewer units, shorter contract lengths, or for less expensive subscriptions. We cannot predict the renewal rates for customers that have entered into software contracts with us.

Customer attrition, as well as reductions in the number of units for which a customer subscribes, each could have a significant impact on our results of operations, as does the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase the number of their units that use our software, services, and products. Our attrition rate could increase in the future if customers are not satisfied with our products and solutions, the support we provide related to our solutions, the value proposition of our solutions or our ability to otherwise meet their needs and expectations. Customer attrition and reductions in the number of units may also increase due to factors beyond our control, including the failure or unwillingness of customers to pay for our products and solutions due to financial constraints and the impact of a slowing economy or higher interest rates. If a significant number of customers terminate, reduce, or fail to renew their contracts, we may be required to incur significantly higher sales and marketing expenditures than we currently anticipate in order to increase the number of new customers or to upsell existing customers, and such additional sales and marketing expenditures could harm our business.

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

The markets in which we participate could become more competitive as many companies, including large technology companies, managed service providers and internet service, security and WiFi providers, may target the markets in which we do business. If we are unable to compete effectively with these potential competitors and sustain pricing levels for our products and solutions, our revenue and profitability could be adversely affected.

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

As of December 31, 2024, we had approximately $222.9 million of gross federal net operating loss carryforwards available to reduce future taxable income. Realization of any tax benefit from our carryforwards is dependent on our ability to generate future taxable income and the absence of certain “ownership changes.” An “ownership change,” as defined in the applicable federal income tax rules, could place significant limitations, on an annual basis, on the amount of our future taxable income that may be offset by our carryforwards. Such limitations could effectively eliminate our ability to utilize a substantial portion of our carryforwards. We have conducted an analysis under Section 382 of the Code to determine whether there would be any limitation on our ability to utilize our tax attributes. We have not experienced any limitations on the ability to use these tax attributes as the result of our analysis. Other issuances of shares of our Class A Common Stock which could cause an “ownership change” include the issuance of shares of common stock upon future conversion or exercise of outstanding options and warrants or future common stock offerings. We continue to analyze any shifts in ownership which may limit our ability to use these tax attributes in the future.

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are subject to tax laws, regulations and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and results of our operations. For example, in August 2022 the United States enacted a 1% excise tax on stock buybacks, which could impact our share repurchase program, and a 15% alternative minimum tax on adjusted financial statement income as part of the Inflation Reduction Act of 2022. Furthermore, beginning in 2022, the Code eliminates the right to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and fifteen tax years, respectively. We have accounted for such changes in accordance with our understanding of guidance available as of the date of this filing as described in more detail in our financial statements. Many countries, as well as organizations such as the Organization for Economic Cooperation and Development, have enacted or proposed changes to existing tax laws, including a proposed 15% global minimum tax. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

To date, our operations and capital expenditures have been primarily funded by the net proceeds we received through the private issuance of our convertible SmartRent preferred stock, the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers. During the year ended December 31, 2024, the Board committed to a strategic investment of $10 million over the next year to accelerate our momentum and deliver the results of our strategic initiatives more quickly. We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new products or software or enhance our existing products and software, enhance our operating infrastructure, and acquire complementary businesses and technologies.

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

We own four issued U.S. patents, have five pending U.S. patent applications, and two pending international patent applications that relate to smart home, security and wireless Internet technologies utilized in our business. We may file additional patent applications in the future in the U.S. and internationally. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention.

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

There has been substantial litigation in the smart home technology industry regarding intellectual property rights and we may be sued for infringement from time to time in the future. Also, in some instances, we have agreed to indemnify our customers for expenses and liability resulting from claimed intellectual property infringement by our products and solutions. From time to time, we may receive requests for indemnification in connection with allegations of intellectual property infringement and we may choose, or be required, to assume the defense and/or reimburse our customers for their expenses, settlement and/or liability. We cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. As we continue to expand our software and hardware technology offerings, the likelihood that third parties will claim that we, or our customers, infringe their intellectual property rights may increase.

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

We collect, store, use, and otherwise process a wide variety of data from current and prospective customers and their residents, including personal information, such as home addresses and geolocation. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our customers’ personal information. The scope of laws and regulations relating to privacy and cybersecurity is evolving rapidly. We also maintain privacy policies and other notices, and are subject to contractual obligations to third parties, related to privacy, data protection, and cybersecurity. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and cybersecurity. However, the regulatory framework for privacy, data protection, and information security is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other actual or alleged obligations or our practices.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and cybersecurity proposed and enacted in various jurisdictions. Various states throughout the U.S. are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and cybersecurity-related practices, our collection, use, sharing, retention, safeguarding, and processing of customer, consumer, resident, employee, or any other third-party information we receive, and some of our current or planned business activities. For example, California enacted the CCPA, which affords California resident consumers expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA went into effect on January 1, 2020 and, among other things, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for a private right of action for data breaches that may increase data breach litigation. The CPRA, which significantly amended and supplemented the CCPA, was adopted by California voters in 2020. The CPRA imposes additional privacy obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California agency tasked to enforce the law, which is likely to result in increased regulatory scrutiny of California businesses in the areas of privacy and cybersecurity. The CPRA’s primary substantive requirements went into effect on January 1, 2023. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that became effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have adopted such legislation that has or will become effective in 2025, and Indiana, Kentucky, and Rhode Island have adopted such legislation that will become effective in 2026. Numerous U.S. states also have considered, and in certain cases enacted, legislation addressing particular subject matter such as biometrics and health-related information. Broad federal privacy legislation has also been proposed. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business.

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

With laws and regulations addressing privacy, data protection, and cybersecurity imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with our relevant policies, our obligations to our customers, or any of our other actual or asserted legal or contractual obligations relating to privacy, data protection, or cybersecurity may result in governmental investigations or enforcement actions, claims, demands, and litigation by private parties, claims or public statements against us by consumer advocacy groups or others, and could result in significant fines, penalties, and other liabilities, loss of relationships with key third parties, or cause our customers to lose trust in us, which could lead to a loss of customers and difficulties attracting new customers, all of which could have an adverse effect on our reputation, business, financial condition, and operating results.

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

Use of our solutions involves the storage, transmission, and processing of personal, payment, credit, and other confidential and private information of our customers and their residents, and may in certain cases permit access to our customers’ vacant and rented property or help secure them. We also maintain and process confidential information in our business, including our employees’ and contractors’ personal information and confidential business information. We rely on our own and commercially available systems, software, tools and monitoring to protect against unauthorized use of or access to the information we process and maintain. Our solutions and the networks and information systems we utilize in our business are at risk for security breaches and other incidents as a result of third-party action, employee or partner error, technical outages and errors, malfeasance, or other factors. We have enabled certain employees to work remotely which may make us more vulnerable to cyber-attacks and may create operational or other challenges, any of which could result in disruption or harm to our systems and harm to our business. We also continue to incorporate artificial intelligence (“AI”) technologies into our solutions and otherwise in our business, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. Although we have taken precautionary measures to prepare for these threats and challenges, there is no guarantee that our precautions will fully protect our systems or the data maintained or otherwise processed in our business.

Although we have established security procedures designed to protect our information systems and our customers and their resident information, our or our partners’ security and testing measures may not prevent security breaches or other incidents. Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security, or other developments may result in a compromise or breach of the technology we use to protect customer data, and may result in a security breach or incident. Any compromise of our security, any security breach or incident, or any breach of our customers’ or their residents’ privacy could harm our reputation or financial condition and, therefore, our business. Criminals and other nefarious actors are using increasingly sophisticated methods, including cyber-attacks, phishing and other forms of social engineering, and other illicit acts to capture, access, or alter various types of information, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that store or otherwise process customer and resident confidential and private information, the loss, corruption, or unavailability of such information or the deployment of ransomware or other malware, or other harmful code, to our services or our networks or systems may result in negative consequences, including the actual or alleged malfunction of our products, software, or services. In addition, third parties, including our third-party partners and other third parties upon which we rely, could also be sources of security risks to us in the event of a failure of their own technology, security systems, or infrastructure. We engage third-party service providers to store and otherwise process some of our and our customers’ or their residents’ data, including personal, confidential, sensitive, and other information relating to individuals, and for other purposes. Our service providers and other third parties upon which we rely have been the targets of cyber-attacks in the past, and may be the targets of cyber-attacks and other malicious activity. Security breaches, incidents, and other disruptions impacting these providers may impact their ability to provide services to us, or may otherwise impact our relationships with them. The threats we, our third-party partners, and other third parties on which we rely face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography, and new and sophisticated methods used by criminals. There can be no assurances that our or any third-party defensive measures will prevent cyber-attacks or that we or they will detect network or system intrusions or other breaches or incidents on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of, or incident impacting, the technology protecting the systems or networks that house or access our software, services and products or on which we or our partners or other third parties on which we rely store or otherwise process personal information or other sensitive information or data, any similar security incident, or that any such breach or other incident will not be believed or reported to have occurred. Any such actual or perceived compromises of or breaches to systems or other security incidents, or unauthorized access to, or unauthorized loss, unavailability, corruption, or other unauthorized use or processing of our customers’ data, products, software or services, or acquisition or loss of data, whether suffered by us, our partners or other third parties, whether as a result of employee error or malfeasance or otherwise, could harm our business. They could, for example, cause system disruptions and unavailability, and other interruptions in our operations, unauthorized loss, corruption, unavailability, or other processing of data, loss of confidence in our products and solutions and damage to our reputation, and could limit the adoption of our products and solutions. They could also subject us to costs, regulatory investigations and other proceedings, fines, penalties, and orders, claims and litigation, contract damages, indemnity demands, and other liabilities, and materially and adversely affect our customer base, sales, revenues, and profits. Any of these could, in turn, have a material adverse impact on our business, financial condition, cash flows, or results of operations. Any such event, including any event resulting in unauthorized access to or loss, corruption, unavailability, misuse, or other unauthorized processing of any data subject to laws, regulations, or other actual or asserted obligations relating to privacy, data protection, or cybersecurity, then we could be subject to substantial fines by U.S. federal and state authorities, foreign data privacy authorities around the world and private claims by companies or individuals. A cybersecurity incident may cause additional costs, such as investigative and remediation costs, legal fees, and the costs of any additional fraud detection activities required by law, a court, or a third party. Any actual, potential or anticipated cyberattacks or other sources of security breaches or incidents also may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Depending on the nature of the information compromised, in the event of a security breach or incident or other unauthorized access to or processing of our customer data, we may also have obligations to notify individuals, data owner, or customers about the incident and we may need to provide some form of remedy to such customers or their residents, such as a subscription to a credit monitoring service for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises, or is believed to have compromised, customer data or other personal information. Additionally, some of our customer contracts require us to indemnify customers from damages they may incur as a result of a breach of our systems. There can be no assurance that the limitation of liability provisions in our contracts would be enforceable or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Further, if a high-profile security breach or incident occurs with respect to another provider of smart home solutions, our customers and potential customers or their residents may lose trust in the security of our products and solutions or in the smart home technology industry generally, which could adversely impact our ability to retain existing customers or attract new ones. Even in the absence of any security breach or incident, customer concerns about security, privacy or data protection may deter them from using our products and solutions.

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

If we are unable to successfully implement AI technology into our SmartRent Solutions, our business could be harmed.

We have incorporated and may continue to incorporate additional AI technology into certain of our SmartRent Solutions, and AI technology may become more important to our operations or to our future growth over time. We expect to rely on AI to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI technology or at all. We may also fail to properly implement AI technology or to effectively promote our use of it. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AI technology may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the outputs that our AI technology assists in producing are or are alleged to be deficient, inaccurate, or biased, or if such outputs or their development or deployment, including the collection, use, or other processing of data used to train or develop such AI technology, are held or alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, our business, operating results, financial condition, and growth prospects could be adversely affected. The legal, regulatory, and policy environments around AI technology are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, the use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.

Our products and solutions may be affected from time to time by design and manufacturing defects that could subject us to personal injury, property damage, product liability, warranty, and other claims, which could adversely affect our business and result in harm to our reputation.

We offer complex solutions involving advanced software and web-based interactive user interfaces and hardware products and services that can be affected by design and manufacturing defects. Sophisticated software, applications, and web-based interactive user interfaces, such as those offered by us, have issues that can unexpectedly interfere with the intended operation of hardware or software products. We manufacture Hub Devices, some of which include thermostat functionality, and sensors, which may be impacted by manufacturing defects. Defects may also exist in components and products that we source from third parties. Any such defects could cause our products and solutions to create a risk of property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time, we may experience outages, service slowdowns, or errors that affect our software, applications, and web-based interactive user interfaces. As a result, our solutions may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer as part of our products and solutions. Failure to do so could result in widespread technical and performance issues affecting our products and solutions and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, given that our customers deploy our products and solutions to provide a safe and secure living space to their residents, quality problems could subject us to substantial liability, adversely affect the experience for users of our products and solutions and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and solutions, delay in new product and solution introductions, higher costs and lost revenue. For example, in 2020 and 2021 we identified a deficiency with batteries contained in certain hardware sold which we acquired from a supplier. As of December 31, 2023 we accrued $864,000 in hardware cost of goods sold on the Consolidated Statements of Operations related to the battery deficiencies. During the year ended December 31, 2024, we determined the battery replacements were complete and released the remaining warranty accrual of $864,000 related to the battery deficiency.

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

We will cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of the initial public offering by FWAA, which closed on February 9, 2021, (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.

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

We have been and continue to be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As our business grows, we have seen a rise in the number and significance of these disputes and inquiries. For example, during the year ended December 31, 2024, we settled a dispute with a supplier and a collective action that was filed against us by two employees. Litigation and regulatory proceedings that we are currently facing or could face, and particularly the intellectual property infringement matters that we could face, may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain features, all of which could negatively affect our membership and revenue growth.

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

In March 2024, we announced that the Board authorized the repurchase of up to $50 million of our Class A common stock from time to time through a stock repurchase program. Under our stock repurchase program, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our stock repurchase program does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

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

We may issue additional securities in the future and from time to time. Future sales and issuances of shares of our capital stock or rights to purchase our capital stock, including pursuant to our equity incentive plans, could result in substantial dilution to our stockholders, and such sales and issuances, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, the sale of a large number of shares by our stockholders could cause the prevailing market price of our Class A Common Stock to decline.

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

While we value constructive input from our investors and regularly engage in dialogue with our shareholders regarding our business strategy and performance, shareholder activism, which takes many forms and arises in a variety of situations, has been increasingly prevalent among publicly traded companies. If we become the subject of certain forms of shareholder activism, such a concerted short squeeze, threatened or actual proxy contest or a hostile bid, the attention of our management and the Board may be diverted from executing our strategy. Such shareholder activism could give rise to perceived uncertainties as to our future strategy, adversely affect our relationships with business partners and make it more difficult to attract and retain qualified personnel. Responding to a short selling campaign or other unwanted stockholder activism could also result in substantial costs, including significant legal fees and other expenses. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

If we cannot meet the NYSE continued listing requirements, the NYSE may delist our Class A Common Stock.

Our Class A Common Stock is currently listed on the NYSE. In the future, if we are not able to meet the continued listing requirements of the NYSE, our Class A Common Stock may be delisted. A delisting of our Class A Common Stock could negatively impact us by, among other things, reducing the liquidity and market price of our Class A Common Stock; reducing the number of investors willing to hold or acquire our Class A Common Stock, which could negatively impact our ability to raise equity financing; decreasing the amount of our news and analyst coverage; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE could have an adverse effect on our business, reputation, financial condition, and operating results.

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

We did not identify any cybersecurity threats that have materially affected our business, including our business strategy, results of operations or financial condition in the calendar year ended December 31, 2024. However, despite our best efforts, we cannot eliminate all risks from cybersecurity threats or provide assurance that we have not experienced undetected cybersecurity events. For additional information regarding these risks, please refer to Item 1A, “Risk Factors,” in this Report.

Governance

Board of Directors’ Oversight of Risks from Cybersecurity Threats

The Audit Committee oversees our ERM process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive quarterly and as needed presentations and updates on cybersecurity risks, including recent developments and evolving standards, vulnerability assessments, third-party and independent reviews, and the threat environment. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that requires escalation, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Audit Committee reviews our approach to cybersecurity risk management with the members of our executive management team, including the Chief Financial Officer ("CFO"), Chief Legal Officer, Senior Vice President of Finance and Controller.

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

Item 2. Properties

Our corporate headquarters are located in Scottsdale, Arizona, where we lease 40,893 square feet of office space. In August 2024, we entered into a new lease agreement for 38,820 square feet of office space in Phoenix, Arizona that will be our new corporate headquarters starting March 2025. We also lease 60,820 square feet of warehouse space in Avondale, Arizona. In addition to our facilities located in the U.S., we lease 4,101 square feet of office space and 2,110 square feet of warehouse space in Zagreb, Croatia. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

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

Holders of Record

As of December 31, 2024, there were 13 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the Standard & Poor’s 500 Index and the Russell 2000 Index. The chart assumes $100 was invested on February 9, 2021 (the date our Class A Common Stock commenced trading on NYSE), in the Class A Common Stock of SmartRent, Inc., the S&P 500 Index, and the Russell 2000 Index, and assumes the reinvestment of any dividends.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended December 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
October 1 - October 31, 2024	2,300	$1.72	2,300	$22,728
November 1 - November 30, 2024	723	$1.59	723	$21,587
December 1 - December 31, 2024	-	$-	-	$21,587
Total	3,023		3,023

(1) In March 2024, our board of directors authorized the repurchase of up to $50,000,000 of our Class A common stock. Repurchases under the program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The repurchase program does not have an expiration date and may be suspended at any time at our discretion. Refer to Note 7 — Convertible Preferred Stock and Equity in Part I, Item 8, of this Report for additional information related to share repurchases.

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

Overview

We are an enterprise real estate technology company that provides a comprehensive management platform designed for property owners, managers and residents. Our suite of products and services, which includes cloud-based SaaS solutions many of which are enabled by smart building hardware, provide seamless visibility and control over real estate assets. Our platform can lower operating costs, increase revenues, mitigate operational friction and protect assets for owners and operators, while providing a differentiated, elevated living experience for residents.

Through a Hub Device, we enable the integration of our platform with third-party smart devices, our own hardware devices and other technology interfaces. We use an open-architecture, brand-agnostic approach that allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our Smart Community solutions include software and devices that power (i) smart apartments and homes, (ii) access control for buildings, common areas, and rental units, (iii) community and resident WiFi, and other solutions such as asset protection and monitoring, parking management and self-guided tours. Our Smart Operations solutions include work order management, the automation of leasing and resident call handling, audit management, and the automation of the inspection process. We also have a professional services team that provides customers with training, installation, and support services.

SmartRent is a category leader in the enterprise smart home solutions industry. As of December 31, 2024, we had 809,497 Units Deployed (as defined below) and over 650 customers, including many of the largest multifamily residential owners in the United States. As of that date, we believe our customers owned an aggregate of approximately 7.4 million rental units. This represents approximately 15% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading single-family rental homeowners, homebuilders, and iBuyers in the United States.

Our Business Model

We generate revenue primarily from sales of smart home systems that enable property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. Our revenue is generated from: (1) the direct sale to our customers of hosted services from monthly subscription fees collected from customers to provide access Hosted Services including access controls, asset monitoring, WiFi, and related services; (2) the sale and delivery of smart home devices, which generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches ; and (3) installation and implementation of smart home devices that enable our Hosted Services. Subscription arrangements have contractual terms ranging from one month to ten years and the weighted average length of our recurring revenue contracts is 4.4 years.

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

Category Adoption and Market Growth

Our future growth depends in part on the continued consumer adoption of software and hardware products which improve the resident experience and the growth of this market. We need to deliver solutions that enhance the resident experience and deliver value to our customers, rental property owners and operators, as well as homebuilders and developers, by providing products and solutions designed to enhance visibility and control over assets while providing additional revenue opportunities. During the year ended December 31, 2024, we experienced headwinds to adoption as certain customers deferred capital expenditures, driven by broader macroeconomic conditions, which resulted in a decrease in Units Shipped and New Units Deployed. In addition, changes in our executive leadership and the structure of our sales organization have impacted sales and overall volumes.

Recent Developments

On July 30, 2024, we announced the departure of Lucas Haldeman, the Company’s Chief Executive Officer and Chairman of the Board, effective July 29, 2024. As part of the transition, Mr. Haldeman resigned as a member of the Board, effective July 29, 2024. We appointed Daryl Stemm, the Company’s Chief Financial Officer, as the Interim Principal Executive Officer, effective as of July 29, 2024. John Dorman, the Board’s lead independent director, was appointed Chairman of the Board, and the Board formed an Operating Committee of independent directors and a Management Committee of current executives to guide us through the transition period.

On January 27, 2025, we announced the appointment of Michael Shane Paladin as President and Chief Executive Officer and member of the Board. Mr. Paladin’s employment commenced on February 24, 2025 (the "Start Date"). Mr. Paladin replaces Daryl Stemm who had been serving as Interim Principal Executive Officer since July 29, 2024. Mr. Stemm will continue to serve as our Chief Financial Officer. The Management Committee of SmartRent and the Operating Committee of the Board dissolved effective as of the Start Date.

Basis of Presentation

The consolidated financial statements and accompanying notes included elsewhere in this Report are prepared in accordance with GAAP.

Key Metrics

We regularly monitor a number of operating metrics in order to evaluate our operating performance, identify trends affecting our business, formulate business plans, measure our progress and make strategic decisions. Our key metrics are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. The numbers that we use to calculate our key metrics are based on internal data. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring such information. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy.

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) and have an active subscription as of a stated measurement date. We utilize the Units Deployed metric to assess the health of our business and measure the trajectory of our growth. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) and resulted in a new active subscription during a stated measurement period. Although our revenue is primarily driven by New Units Deployed and the number of Units Deployed, due to the expansion of our products and services that don't require a Hub Device, and Hub Device upgrades that do not result in net new active subscriptions, the correlation between New Units Deployed and revenue is not as strong as it was historically. Although the correlation has decreased, New Units Deployed is still an indicator of our ability to acquire new customers and expand our relationships with our current customers. As of December 31, 2024, 2023 and 2022, we had an aggregate of 809,497, 719,691 and 547,196 Units Deployed, respectively. For the years ended December 31, 2024, 2023 and 2022, we had 89,806, 172,495 and 207,711 New Units Deployed, respectively.

Units Shipped

We define Units Shipped as the aggregate number of Hub Devices that have been shipped to customers during a stated measurement period. Units Shipped is used to assess the trajectory of our growth and is an indicator of our ability to acquire new customers and expand our relationships with our current customers. However, we caution that Units Shipped also includes Hub Devices for upgrades and out of warranty replacements and may not be an indicator of New Units Deployed in future periods. For the years ended December 31, 2024, 2023 and 2022, we had 169,476, 226,722 and 200,169 Units Shipped, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units subject to binding orders executed during a stated measurement period that will result in a New Unit Deployed. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the years ended December 31, 2024, 2023 and 2022 there were 121,670, 173,195 and 282,512 Units Booked, respectively. For the year ended December 31, 2024, ARR (as defined below) related to Units Booked was $8,410.

Bookings

We define Bookings as the contract value of hardware, professional services, and the first year of ARR for binding orders executed during a stated measurement period, including renewals and upgrades. We utilize Bookings to measure revenue expected to be earned in future periods from orders contracted during the current period. For the years ended December 31, 2024, 2023 and 2022, Bookings were $133,836, $158,453 and $242,957, respectively.

SaaS Revenue

We define SaaS Revenue as monthly subscription revenue from fees paid by customers for access to one or more of SmartRent's software applications, including access controls, asset monitoring and related services, and our Community WiFi solution. We believe that SaaS Revenue growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our SaaS Revenue to assess the general health and trajectory of our Hosted Services business. Arrangements with customers do not provide the customer with the right to take possession of SmartRent's software at any time. Customers are granted continuous access to the services over the contractual period. As of December 31, 2024, approximately 35% of our ARR had prepaid payment terms. We believe that our customer base is inherently sticky given the barriers to entry associated with rolling out an integrated enterprise solution across a portfolio of rental units. For the years ended December 31, 2024, 2023 and 2022, we generated SaaS Revenue of $51.6 million, $41.1 million and $27.8 million, respectively.

Annual Recurring Revenue

We define ARR as the annualized value of our SaaS Revenue earned in the current quarter, which we calculate by taking the total amount of SaaS Revenue in the current quarter and multiplying that amount by four. We believe that ARR growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our ARR to assess the general health and trajectory of our Hosted Services business. As of December 31, 2024, 2023 and 2022, ARR was approximately $54.4 million, $46.2 million and $32.3 million, respectively.

Hardware Average Revenue per Unit ("ARPU"), Professional Services ARPU, SaaS ARPU, and Units Booked SaaS ARPU

We define Hardware ARPU as total hardware revenue during a given period divided by the total Units Shipped during the same period. Hardware ARPU is used to evaluate the effectiveness of our hardware pricing and assess our ability to market and sell our hardware offerings. For the years ended December 31, 2024, 2023 and 2022, Hardware ARPU was $489, $605 and $436, respectively.

We define Professional Services ARPU as total professional services revenue during a given period divided by the total New Units Deployed, excluding customer self-installations, during the same period. Professional Services ARPU is used to assess our ability to effectively price our installation services. During the year ended December 31, 2024, we updated the denominator of the calculation to exclude self-installations as self-installations don't materially contribute to professional services revenue. For the years ended December 31, 2024, 2023 and 2022, Professional Services ARPU was $344, $255 and $182, respectively, per the new definition of Professional Services ARPU. Under the previous definition, Professional Services ARPU was $209, $206 and $156 for the years ended December 31, 2024, 2023 and 2022, respectively.

We define SaaS ARPU as total SaaS Revenue during a given period divided by the average aggregate Units Deployed in the same period divided by the number of months in the period. Average aggregate Units Deployed is calculated as the Units Deployed as of the current period plus the Units Deployed as of the previous period divided by two. SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions. For the years ended December 31, 2024, 2023 and 2022, SaaS ARPU was $5.63, $5.40 and $5.32, respectively.

We define Units Booked SaaS ARPU as the first year ARR for binding orders with Units Booked executed during the stated measurement period divided by the total Units Booked in the same period divided by the number of months in the period. Units Booked SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions for orders executed during the period. For the years ended December 31, 2024, 2023 and 2022, Units Booked SaaS ARPU was $6.44, $8.32 and $4.60, respectively.

Customer Churn

We define Customer Churn as cancelled deployed units during the measurement period divided by Units Deployed as of the beginning of the measurement period. Cancelled deployed units are the previously deployed units that have been cancelled during the same measurement period in which a customer cancels all product subscriptions. Our Hosted Services growth is driven by our ability to retain our customers and minimize Customer Churn. Our Customer Churn for our Smart Communities Solutions is 0.07% for the year ended December 31, 2024 compared to 0.02% and 0.01% for the years ended December 31, 2023 and 2022, respectively.

Property Net Revenue Retention

We define Property Net Revenue Retention as SaaS Revenue at the end of the current period related to properties which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same properties. Property Net Revenue Retention includes additions to revenue from price increases on existing products, additions of new products at existing properties and transfers of ownership, offset by any reductions in revenue caused by cancellations or downgrades. Property Net Revenue Retention was 101% as of December 31, 2024 compared to 105% as of December 31, 2023.

Customer Net Revenue Retention

We define Customer Net Revenue Retention as SaaS Revenue at the end of the current period related to customers which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same customers. A customer with SaaS Revenue is defined as an entity that has an active subscription during the stated period. Customer Net Revenue Retention includes additions to revenue from transfers of ownership, price increases on existing products and additions of new products at existing properties, offset by any reductions in revenue caused by cancellations or downgrades. Customer Net Revenue Retention was 111% as of December 31, 2024.

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

	For the years ended December 31,
	2024				2023				2022
	(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services(1)	Total 2024	Hardware	Professional Services	Hosted Services(1)	Total 2023	Hardware	Professional Services	Hosted Services(1)	Total 2022
Smart Communities Solutions
Smart Apartments	$74,754	$13,095	$57,335	$145,184	$130,894	$30,546	$49,696	$211,135	$82,799	$30,419	$37,605	$150,823
Access Control	3,791	2,378	1,722	7,891	3,607	3,527	912	8,047	3,440	1,799	316	5,555
Community WiFi	287	1,041	701	2,029	395	996	688	2,078	179	44	257	480
Other	4,012	2,289	2,100	8,401	2,305	404	1,534	4,243	954	39	1,537	2,529
Smart Operations Solutions	-	-	11,380	11,380	-	-	11,334	11,334	-	-	8,433	8,433
Total Revenue	$82,844	$18,803	$73,238	$174,885	$137,201	$35,473	$64,164	$236,838	$87,372	$32,301	$48,148	$167,821

(1) For the years ended December 31, 2024, 2023, and 2022, Hosted services revenue for our Smart Apartments solution included hub amortization revenue of $21,600, $23,097, and $20,360, respectively.

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

Hosted Services Revenue

Hosted Services primarily consist of monthly subscription revenue earned from the fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring and related services. These subscription arrangements have contractual terms ranging from one month to ten years and include recurring fixed plan subscription fees. The weighted average length of our recurring revenue contracts is 4.4 years. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer.

We sold certain Hub Devices, which only function with the subscription to our software applications and related hosting services ("non-distinct Hub Devices"). We consider those devices and hosting services subscription as a single performance obligation, and therefore we defer the recognition of revenue for those devices that are sold with application subscriptions. The estimated average in-service life of those devices is four years. When a Hub Device without independent functionality is included in a contract that does not require a long-term service commitment, the customer obtains a material right to renew the service because purchasing a new device is not required upon renewal. If a contract contains a material right, proceeds are allocated to the material right and recognized over the period of benefit, which is generally four years. We do not expect to deploy any more non-distinct Hub Devices.

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

In 2019, the U.S. administration imposed significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain SmartRent products manufactured overseas to additional import duties. The amount of the import tariff has changed numerous times based on action by the U.S. administration and new presidential administration recently announced additional tariffs on imports from Canada, Mexico and China. Such actions may increase our cost of hardware revenue and reduce our hardware revenue margins in the future. We continue to monitor the change in tariffs.

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

Provision for Income Taxes

The income tax expense on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to state minimum and franchise taxes. We have established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized. We believe that we have established an adequate allowance for our uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Years Ended December 31, 2024, 2023 and 2022

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

For comparison of the fiscal years ended December 31, 2023 and 2022, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024, under the subheading "Comparison of the years ended December 31, 2023 and 2022".

	Years ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%
	(dollars in thousands)
Revenue
Hardware	$82,844	$137,201	$87,372	$(54,357)	(40)%	$49,829	57%
Professional services	18,803	35,473	32,301	(16,670)	(47)%	3,172	10%
Hosted services	73,238	64,164	48,148	9,074	14%	16,016	33%
Total revenue	174,885	236,838	167,821	(61,953)	(26)%	69,017	41%

Cost of revenue
Hardware	58,833	108,780	83,289	(49,947)	(46)%	25,491	31%
Professional services	31,160	55,495	59,547	(24,335)	(44)%	(4,052)	(7)%
Hosted services	24,554	23,034	23,637	1,520	7%	(603)	(3)%
Total cost of revenue	114,547	187,309	166,473	(72,762)	(39)%	20,836	13%

Operating expense
Research and development	29,369	28,805	29,422	564	2%	(617)	(2)%
Sales and marketing	18,446	19,209	20,872	(763)	(4)%	(1,663)	(8)%
General and administrative	54,295	44,674	55,305	9,621	22%	(10,631)	(19)%
Total operating expenses	102,110	92,688	105,599	9,422	10%	(12,911)	(12)%

Loss from operations	(41,772)	(43,159)	(104,251)	1,387	3%	61,092	(59)%

Other income (expense)
Interest income, net	8,242	8,580	1,946	(338)	(4)%	6,634	(341)%
Other income (expense), net	154	(116)	595	270	233%	(711)	(119)%
Loss before income taxes	(33,376)	(34,695)	(101,710)	1,319	4%	67,015	66%

Income tax expense (benefit)	267	(108)	(5,388)	375	(347)%	5,280	(98)%
Net Loss	$(33,643)	$(34,587)	$(96,322)	$944	3%	$61,735	64%

Comparison of the years ended December 31, 2024 and 2023

Revenue

	Years ended December 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Revenue
Hardware	$82,844	$137,201	$(54,357)	(40)%
Professional services	18,803	35,473	(16,670)	(47)%
Hosted services	73,238	64,164	9,074	14%
Total revenue	$174,885	$236,838	$(61,953)	(26)%

Total revenue decreased by approximately $61.9 million, or 26%, to $174.9 million for the year ended December 31, 2024, from $236.8 million for the year ended December 31, 2023. The decrease was primarily driven by a $66.0 million decrease in revenue related to our Smart Apartments solution and resulted primarily from a decrease in New Units Deployed to 89,806 units for the year ended December 31, 2024 from 172,495 units for the year ended December 31, 2023 and a 25% decrease in Units Shipped to 169,476 for the year ended December 31, 2024 from 226,722 for the year ended December 31, 2023, partially offset by a 12% increase in the number of cumulative active subscriptions for our Hosted Services during the year ended December 31, 2024 compared to the year ended December 31, 2023. Overall decreases in New Units Deployed and Units Shipped are primarily attributable to our customers' decisions to defer capital expenditures, driven by broader macroeconomic conditions. In addition, changes in leadership and the structure of our sales organization have impacted sales and overall volumes.

	Years ended December 31,
	2024	2023	Change %
Hardware
Hardware Units Shipped	169,476	226,722	(25)%
Hardware ARPU	$489	$605	(19)%
Professional Services
New Units Deployed	89,806	172,495	(48)%
Professional services ARPU	$344	$255	35%
Hosted Services
Units Deployed	809,497	719,691	12%
Average aggregate units deployed	764,594	633,444	21%
SaaS ARPU	$5.63	$5.40	4%
Bookings
Units Booked	121,670	173,195	(30)%
Bookings (in thousands)	$133,836	$158,453	(16)%
Units Booked SaaS ARPU	$6.44	$8.32	(23)%

Hardware revenue decreased by $54.4 million, or 40%, to $82.8 million for the year ended December 31, 2024, from $137.2 million for the year ended December 31, 2023. This decrease in hardware revenue was driven by a decrease in revenue related to our Smart Apartments Solutions and resulted from a 25% decrease in Units Shipped to 169,476 for the year ended December 31, 2024 from 226,722 for the year ended December 31, 2023, and a Hardware ARPU decrease of 19% to $489 for the 2024 period from $605 for the 2023 period. The Hardware ARPU decrease was primarily attributable to a change in product mix which was more heavily weighted to our Alloy SmartHome hardware. The impact of the decrease in hardware revenue was mitigated by an increase in hardware gross margin, primarily driven by the product mix change in the current period.

Professional services revenue decreased by $16.7 million, or 47%, to $18.8 million for year ended December 31, 2024, from $35.5 million for the year ended December 31, 2023. The decrease in professional services revenue was driven by a $17.5 million decrease in revenue related to our Smart Apartments solution. New Units Deployed decreased by 48% to 89,806 units for the year ended December 31, 2024 from 172,495 units for the year ended December 31, 2023. This was partially offset by an increase in Professional services ARPU of 35% to $344 for the year ended December 31, 2024 from $255 for the year ended December 31, 2023.

Hosted Services revenue increased by $9.0 million, or 14%, to $73.2 million for the year ended December 31, 2024, from $64.2 million for the year ended December 31, 2023. Of the $73.2 million revenue in 2024, $51.6 million is related to SaaS Revenue and $21.6 million is related to hub amortization. Revenue from SaaS increased by $10.5 million and revenue from hub amortization decreased by $1.5 million from the year ended December 31, 2023 to the year ended December 31, 2024. The increase of Hosted Services revenue resulted primarily from a 12% increase in the aggregate number of Units Deployed, primarily of our Smart Apartment solution, from 719,691 units at December 31, 2023 to 809,497 units at December 31, 2024 and an increase in SaaS ARPU of 4% to $5.63 for the year ended December 31, 2024 from $5.40 for the year ended December 31, 2023.

We don’t expect to deploy any more non-distinct Hub Devices, thus, the revenue contribution from hub amortization should continue to decrease in future periods until the non-distinct Hub Devices are fully amortized. The table below shows the expected revenue contribution from hub amortization.

	2025	2026	2027
	(dollars in thousands)
Revenue contribution from hub amortization
Q1	$4,559	$2,110	$153
Q2	4,391	1,456	51
Q3	3,429	886	18
Q4	2,711	407	7
Total	$15,090	$4,859	$229

Cost of Revenue

	Years ended December 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue
Hardware	$58,833	$108,780	$(49,947)	(46)%
Professional services	31,160	55,495	(24,335)	(44)%
Hosted services	24,554	23,034	1,520	7%
Total cost of revenue	$114,547	$187,309	$(72,762)	(39)%

Total cost of revenue decreased by $72.8 million, or 39%, to $114.5 million for the year ended December 31, 2024, from $187.3 million for the year ended December 31, 2023. The decrease in cost of revenue resulted primarily from a 48% decrease in New Units Deployed, a favorable product mix of our hardware devices (more heavily weighted to Alloy SmartHome hardware), and a 25% decrease in Units Shipped of our Smart Apartment solution hardware devices.

Hardware cost of revenue decreased by $50.0 million, or 46%, to $58.8 million for the year ended December 31, 2024, from $108.8 million for the year ended December 31, 2023. This decrease in hardware cost of revenue was primarily attributable to a favorable product mix (more heavily weighted to Alloy SmartHome hardware), resulting in improved hardware gross margin compared to the prior period, and a 25% decrease in Units Shipped.

Professional services cost of revenue decreased by $24.3 million, or 44%, to $31.2 million for the year ended December 31, 2024, from $55.5 million for the year ended December 31, 2023. The decrease in professional services cost of revenue is primarily attributable to a decrease of approximately $18.6 million in third-party direct labor costs due to a 48% decrease in New Units Deployed, and a decrease of $4.4 million in personnel-related costs including travel. Additionally, we have invested in technology initiatives to allow our teams to be more efficient and furthered our collaboration with third-party partners to augment our professional services, resulting in improved professional services gross margin compared to the previous period. We believe we will continue to improve efficiency in future periods.

Hosted Services cost of revenue increased by approximately $1.6 million, or 7%, to $24.6 million for the year ended December 31, 2024, from $23.0 million for the year ended December 31, 2023. The increase resulted from a 12% increase in the aggregate number of Units Deployed and the resulting increase in the number of active subscriptions for our software service applications and an increase in personnel-related costs of $0.8 million, partially offset by a $1.4 million decrease in hub amortization. Our Hosted Services gross margin improved when compared to the same period in the prior year primarily driven by economies of scale related to our SaaS products. Additionally, Hosted Services attributable to hub amortization, which has a lower margin than our SaaS products, continues to represent a smaller portion of our Hosted Services cost of revenue.

Operating Expenses

	Years ended December 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$29,369	$28,805	$564	2%
Sales and marketing	18,446	19,209	(763)	(4)%
General and administrative	54,295	44,674	9,621	22%

Research and development expenses increased by $0.6 million, or 2%, to $29.4 million for the year ended December 31, 2024, from $28.8 million for the year ended December 31, 2023, primarily related to an increase of $0.3 million in business applications and software and $0.2 million in personnel-related expenses. We believe our research and development costs will increase in absolute dollars as we increase our investment in product development to enhance the capabilities of our solutions and introduce new products and features.

Sales and marketing expenses decreased by $0.8 million, or 4%, to $18.4 million for the year ended December 31, 2024 from $19.2 million for the year ended December 31, 2023, resulting primarily from a decrease of approximately $1.2 million in personnel-related expenses, partially offset by an increase of $0.3 million in business applications and software. We believe our sales and marketing expenses will increase in future periods as we continue to invest in building a scalable sales team, which began with hiring our new Chief Revenue Officer in September 2024.

For the year ended December 31, 2024, general and administrative expenses increased by $9.6 million, or 22%, to $54.3 million, from $44.7 million for the year ended December 31, 2023, resulting primarily from $11.3 million in legal fees and settlements during the year ended December 31, 2024, including $5.0 million from the settlement of a dispute with a supplier which resulted in returning $5.0 million of inventory to the supplier. See Note 12. "Commitments and Contingencies" - Legal Matters for a discussion of legal proceedings in which we are involved. Additionally, severance expense increased by $2.5 million. These increases were partially offset by a decrease of $4.5 million in personnel-related expenses.

Other Income

	Years ended December 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Interest income, net	$8,242	$8,580	$(338)	(4)%
Other income (expense), net	154	(116)	270	233%

Interest income, net decreased by approximately $0.4 million to $8.2 million for the year ended December 31, 2024, from $8.6 million for the year ended December 31, 2023. The decrease in net interest income is primarily attributable to a lower cash balance on which we’re earning interest, and a decrease in interest rates throughout the year.

Income Taxes

	Years ended December 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Loss before income taxes	$(33,376)	$(34,695)	$1,319	4%
Income tax expense (benefit)	267	(108)	375	347%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets as of December 31, 2024, and December 31, 2023. As of December 31, 2024, we had $222.9 million of U.S. federal and $215.4 million of state gross net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire between 2032 and 2044 for state tax purposes. The income tax expense is related to the federal, state, and international taxes payable offset by a change in the valuation allowance.

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

We define Adjusted EBITDA as EBITDA before expenses related to non-recurring legal matters, stock-based compensation, impairment of investment in a non-affiliate, non-employee warrant expense, non-recurring warranty provisions, asset impairment, compensation expense in connection with acquisitions, other acquisition expenses, and other expenses caused by non-recurring, or unusual, events that are not indicative of our ongoing business.

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

	For the years ended December 31,
	2024	2023	2022
	(dollars in thousands)
Net loss	$(33,643)	$(34,587)	$(96,322)
Interest income, net	(8,242)	(8,580)	(1,946)
Income tax expense (benefit)	267	(108)	(5,388)
Depreciation and amortization	6,495	5,533	4,262
EBITDA	(35,123)	(37,742)	(99,394)
Legal matter(1)	8,325	-
Stock-based compensation	10,766	13,271	13,716
Impairment of investment in non-affiliate	2,250	-	-
Non-employee warrant expense	-	(193)	289
Non-recurring warranty provision	291	1,746	-
Asset impairment	-	-	4,441
Compensation expense in connection with acquisitions	-	2,010	5,042
Other acquisition expenses	(725)	651	1,197
Other non-operating expenses(2)	4,334	1,070	-
Adjusted EBITDA	$(9,882)	$(19,187)	$(74,709)

(1) Refer to Note 12 "Commitments and Contingencies".

(2) During the year ended December 31, 2024, other non-operating expenses includes $3,183 of severance expense and $1,065 of CEO transition expenses. During the year ended December 31, 2023, other non-operating expenses includes $1,070 of severance expense. There were no such expenses during the year ended December 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had cash and cash equivalents of $142.5 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of December 31, 2024, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of the Company’s assets and guaranteed by each of the Company’s material domestic subsidiaries.

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

Stock Repurchase Program

In March 2024, the Board authorized a stock repurchase program pursuant to which we may repurchase up to $50 million of our Class A common stock. Repurchases under the program may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock and may be suspended at any time at our discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

During the year ended December 31, 2024, we repurchased 15.2 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $1.89 per share for a total of $28.6 million, including $0.2 million of broker fees. As of December 31, 2024, approximately $21.6 million remained available for stock repurchases pursuant to our stock repurchase program.

Cash Flow Summary - Years Ended December 31, 2024, 2023 and 2022

The following table summarizes our cash flows for the periods presented.

	Years ended December 31,
	2024	2023	2022
	(dollars in thousands)
Net cash (used in) provided by
Operating activities	$(32,913)	$5,981	$(77,833)
Investing activities	(7,599)	(6,023)	(133,993)
Financing activities	(32,962)	(1,905)	(2,801)

Operating Activities

For the year ended December 31, 2024, our operating activities used $32.9 million in cash resulting primarily from our net loss of $33.6 million and $28.4 million used in changes in our operating assets and liabilities, partially offset by approximately $29.1 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $35.5 million decrease in deferred revenue, an $6.4 million decrease in accounts payable, and a $0.7 million decrease in accrued expenses and other liabilities, partially offset by an $11.2 million decrease in deferred cost of revenue and a $4.5 million decrease in prepaid expenses and other assets. Non-cash expenses consisted primarily of stock-based compensation of $12.1 million, non-cash legal expenses of $5.0 million, in which the Company agreed to settle a legal dispute with a supplier by returning $5.0 million of inventory, depreciation and amortization of $6.5 million, provision for excess and obsolete inventory of $2.6 million and impairment of investment in non-affiliate of $2.3 million.

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

Investing Activities

For the year ended December 31, 2024, we used $7.6 million of cash for investing activities, resulting primarily from cash paid of $5.8 million for capitalized internal-use software development costs and $1.8 million for the purchase of property and equipment.

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

Financing Activities

For the year ended December 31, 2024, our financing activities used $33.0 million of cash, resulting primarily from $28.6 million used for repurchases of Class A common stock, $2.0 million used for taxes paid related to net share settlements of stock-based compensation awards and $1.5 million used for earnout payments related to the iQuue LLC acquisition (the "iQuue acquisition").

For the year ended December 31, 2023, our financing activities used $1.9 million of cash, resulting primarily from $1.7 million used for earnout payments related to the iQuue acquisition.

For the year ended December 31, 2022, our financing activities used $2.8 million of cash primarily for taxes paid related to net share settlements of stock-based compensation awards.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024.

Critical Accounting Estimates

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

Payments we receive by check or automated clearing house payments, and payment terms are determined by individual contracts and range from due upon receipt to net 30 days. Taxes collected from customers and remitted to governmental authorities are not included in reported revenue. Payments received from customers in advance of revenue recognition are reported as deferred revenue.

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

The grant date fair value is also utilized with respect to RSUs with performance and service conditions to vest. For RSUs with a performance condition, based on a liquidity event, as well as a service condition to vest, no compensation expense is recognized until the performance condition has been satisfied. Subsequent to the liquidity event, compensation expense is recognized to the extent the requisite service period has been completed and compensation expense thereafter is recognized on an accelerated attribution method. Under the accelerated attribution method, compensation expense is recognized over the remaining requisite service period for each service condition tranche as though each tranche is, in substance, a separate award. In August 2021, the Company completed the merger with FWAA, which met the liquidity event vesting condition and triggered the recognition of compensation expense for awards of RSUs, or applicable portions of such awards, for which the time-based vesting condition had been satisfied.

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

Interest Rate Fluctuation Risk

As of December 31, 2024, we had cash, cash equivalents, and restricted cash of approximately $142.5 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $14.3 million, or decrease our annual interest income by $8.2 million, based on our cash position as of December 31, 2024.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SmartRent, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Tempe, Arizona

March 5, 2025

We have served as the Company’s auditor since 2020.

SMARTRENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of
	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$142,482	$215,214
Restricted cash, current portion	-	495
Accounts receivable, net	59,299	61,903
Inventory	35,261	41,575
Deferred cost of revenue, current portion	8,727	11,794
Prepaid expenses and other current assets	11,881	9,359
Total current assets	257,650	340,340
Property and equipment, net	2,451	1,400
Deferred cost of revenue	3,073	11,251
Goodwill	117,268	117,268
Intangible assets, net	23,375	27,249
Other long-term assets	16,359	12,248
Total assets	$420,176	$509,756

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,716	$15,076
Accrued expenses and other current liabilities	27,245	24,976
Deferred revenue, current portion	35,071	77,257
Total current liabilities	71,032	117,309
Deferred revenue	52,588	45,903
Other long-term liabilities	7,121	4,096
Total liabilities	130,741	167,308

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares of preferred stock issued and outstanding as of December 31, 2024 and December 31, 2023	-	-

Stockholders' equity
Class A common stock, $0.0001 par value; 500,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 192,049 and 203,327 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	19	20
Additional paid-in capital	637,361	628,156
Accumulated deficit	(347,847)	(285,512)
Accumulated other comprehensive loss	(98)	(216)
Total stockholders' equity	289,435	342,448
Total liabilities, convertible preferred stock and stockholders' equity	$420,176	$509,756

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	For the years ended December 31,
	2024	2023	2022
Revenue
Hardware	$82,844	$137,201	$87,372
Professional services	18,803	35,473	32,301
Hosted services	73,238	64,164	48,148
Total revenue	174,885	236,838	167,821

Cost of revenue
Hardware	58,833	108,780	83,289
Professional services	31,160	55,495	59,547
Hosted services	24,554	23,034	23,637
Total cost of revenue	114,547	187,309	166,473

Operating expense
Research and development	29,369	28,805	29,422
Sales and marketing	18,446	19,209	20,872
General and administrative	54,295	44,674	55,305
Total operating expense	102,110	92,688	105,599

Loss from operations	(41,772)	(43,159)	(104,251)

Interest income, net	8,242	8,580	1,946
Other income (expense), net	154	(116)	595
Loss before income taxes	(33,376)	(34,695)	(101,710)

Income tax expense (benefit)	267	(108)	(5,388)
Net loss	$(33,643)	$(34,587)	$(96,322)
Other comprehensive loss
Foreign currency translation adjustment	118	(40)	(185)
Comprehensive loss	$(33,525)	$(34,627)	$(96,507)
Net loss per common share
Basic and diluted	$(0.17)	$(0.17)	$(0.49)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	199,181	200,700	195,575

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity (Deficit)

Balance, December 31, 2021	-	-	193,864	19	604,077	(154,603)	9	449,502
Stock-based compensation	-	-	-	-	13,716	-	-	13,716
Tax withholdings related to net share settlement of equity awards	-	-	(907)	-	(4,045)	-	-	(4,045)
Issuance of common stock upon vesting of equity awards	-	-	3,026	1	-	-	-	1
Common stock warrants issued to customers as consideration	-	-	-	-	72	-	-	72
Common stock warrants related to marketing expense	-	-	-	-	217	-	-	217
Reverse recapitalization, net of transaction costs	-	-	-	-	(70)	-	-	(70)
Exercise of options	-	-	465	-	219	-	-	219
Net settlement related to exercise of options	-	-	(5)	-	(33)	-	-	(33)
Exercise of warrants	-	-	1,874	-	3	-	-	3
ESPP purchases	-	-	208	-	1,125	-	-	1,125
Net loss	-	-	-	-	-	(96,322)	-	(96,322)
Other comprehensive loss	-	-	-	-	-	-	(185)	(185)
Balance, December 31, 2022	-	-	198,525	20	615,281	(250,925)	(176)	364,200
Stock-based compensation	-	-	-	-	13,271	-	-	13,271
Issuance of common stock upon vesting of equity awards	-	-	2,259	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(658)	-	(1,925)	-	-	(1,925)
Exercise of options	-	-	3,035	-	913	-	-	913
Net settlement related to exercise of options	-	-	(148)	-	-	-	-	-
ESPP purchases	-	-	314	-	809	-	-	809
Common stock warrants issued to customers as consideration			-	-	(193)	-	-	(193)
Net Loss	-	-	-	-	-	(34,587)	-	(34,587)
Other comprehensive loss	-	-	-	-	-	-	(40)	(40)
Balance, December 31, 2023	-	-	203,327	20	628,156	(285,512)	(216)	342,448
Stock-based compensation	-	-	-	-	12,071	-	-	12,071
Issuance of Class A common stock upon vesting of equity awards	-	-	775	-	-	-	-	-
Issuance of common stock upon vesting of equity awards	-	-	1,486	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(1,708)	-	(1,956)	-	-	(1,956)
Exercise of options	-	-	4,543	-	(1,496)	-	-	(1,496)
Net settlement related to exercise of options	-	-	(1,517)	-	-	-	-	-
ESPP purchases	-	-	293	-	586	-	-	586
Repurchases of Class A common stock	-	-	(15,150)	(1)	-	(28,692)	-	(28,693)
Net Loss	-	-	-	-	-	(33,643)	-	(33,643)
Other comprehensive loss	-	-	-	-	-	-	118	118
Balance, December 31, 2024	-	$-	192,049	$19	$637,361	$(347,847)	$(98)	$289,435

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,643)	$(34,587)	$(96,322)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	6,495	5,533	4,262
Asset impairment	-	-	4,441
Impairment of investment in non-affiliate	2,250	-
Non-employee warrant expense	-	(193)	289
Provision for warranty expense	(1,295)	2,135	(784)
Non-cash lease expense	1,443	1,104	1,405
Stock-based compensation related to acquisition	-	109	811
Stock-based compensation	12,071	13,162	12,905
Compensation expense related to acquisition	-	2,057	5,042
Change in fair value of earnout related to acquisition	(960)	412	310
Deferred tax benefit	-	-	(5,720)
Non-cash interest expense	146	139	107
Provision for excess and obsolete inventory	2,606	2,494	117
Provision for expected credit losses	1,436	819	242
Non-cash legal expense (Note 12 "Commitments and Contingencies")	4,955	-	-
Change in operating assets and liabilities
Accounts receivable	1,101	(177)	(15,943)
Inventory	(1,279)	31,689	(42,811)
Deferred cost of revenue	11,245	13,003	(9,880)
Prepaid expenses and other assets	4,541	838	5,570
Accounts payable	(6,402)	(3,484)	12,446
Accrued expenses and other liabilities	(658)	(11,046)	3,243
Deferred revenue	(35,497)	(16,800)	43,691
Lease liabilities	(1,468)	(1,226)	(1,254)
Net cash (used in) provided by operating activities	(32,913)	5,981	(77,833)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for SightPlan acquisition, net of cash acquired	-	-	(129,676)
Payments for investment in non-affiliate	-	(2,250)	-
Purchase of property and equipment	(1,767)	(147)	(1,113)
Capitalized software costs	(5,832)	(3,626)	(3,204)
Net cash used in investing activities	(7,599)	(6,023)	(133,993)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchases of Class A common stock	(28,566)	-	-
Proceeds from warrant exercise	-	-	3
Proceeds from options exercise	(1,496)	913	186
Proceeds from ESPP purchases	586	809	1,125
Taxes paid related to net share settlements of stock-based compensation awards	(1,956)	(1,925)	(4,045)
Payments for business combination and private offering transaction costs	-	-	(70)
Payment of earnout related to acquisition	(1,530)	(1,702)	-
Net cash used in financing activities	(32,962)	(1,905)	(2,801)
Effect of exchange rate changes on cash and cash equivalents	247	(57)	(264)
Net decrease in cash, cash equivalents, and restricted cash	(73,227)	(2,004)	(214,891)
Cash, cash equivalents, and restricted cash - beginning of period	215,709	217,713	432,604
Cash, cash equivalents, and restricted cash - end of period	$142,482	$215,709	$217,713

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$142,482	$215,214	$210,409
Restricted cash, current portion	-	495	7,057
Restricted cash, included in other long-term assets	-	-	247
Total cash, cash equivalents, and restricted cash	$142,482	$215,709	$217,713

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands)

	For the years ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information
Interest paid	$259	$97	$146
Cash paid for income taxes	236	78	197
Schedule of non-cash investing and financing activities
Right-of-use ("ROU") assets obtained in exchange for new lease liabilities	6,235	-	-
Accrued property and equipment at period end	136	9	110
Stock repurchases excise tax charged to equity	127	-	-

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1. DESCRIPTION OF BUSINESS

SmartRent, Inc., and its wholly owned subsidiaries (collectively, the "Company"), is an enterprise real estate technology company that provides comprehensive management software and applications designed for property owners, managers and residents. Its suite of products and services, which includes both smart building hardware and cloud-based "SaaS" solutions, provides seamless visibility and control over real estate assets. The Company’s solutions can help lower operating costs, increase revenue, mitigate operational friction and protect assets for owners and operators, while providing a differentiated, elevated living experience for residents. The Company is headquartered in Scottsdale, Arizona.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company's financial statements have been prepared on a consolidated basis and as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 include the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Acquisitions

In March 2022, the Company purchased all of the outstanding equity interests of SightPlan in an acquisition that meets the definition of a business combination, for which the acquisition method of accounting was used (see Note 14). The acquisition was recorded on the date that the Company obtained control over the acquired business. The consideration paid was determined on the acquisition date. The acquisition-related costs, such as professional fees, were excluded from the consideration transferred and were recorded as expense in the period incurred. Assets acquired and liabilities assumed by the Company were recorded at their estimated fair values, while goodwill was measured as the excess of the consideration paid over the fair value of the net identifiable assets acquired and liabilities assumed.

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and Hosted Services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for expected credit losses on the Consolidated Balance Sheets. The allowance for expected credit losses totaled $2,797 and $1,361 as of December 31, 2024, and December 31, 2023, respectively. The provision for expected credit losses is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The provision for expected credit losses totaled $1,436, $819 and $242 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for expected credit losses based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for expected credit losses. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Consolidated Balance Sheet date. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of		For the years ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2022
Customer A	14%	18%	*	12%	*
Customer B	*	13%	*	*	*
Customer C	12%	*	12%	*	*
Customer D	21%	*	10%	*	*
Customer E	*	*	12%	12%	15%
Customer F	*	*	*	*	12%

* Total less than 10% for the respective period

Inventory

Inventories, which are comprised of smart home equipment and components, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

In August 2023, the Company entered into the Agreement with ADI, pursuant to which, ADI agreed to serve as the Company's non-exclusive hardware fulfillment partner throughout the United States, Canada, and Puerto Rico. The Company is subject to certain buy-back provisions relating to the transferred inventory. As of December 31, 2024 and December 31, 2023, the Company recorded $537 and $851 in connection with the buy-back provision, which is recorded in other current liabilities on the Consolidated Balance Sheets.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of cost over net assets of the Company's completed business combinations. The Company tests for potential impairment of goodwill on an annual basis as of September 30 to determine if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. During the year ended December 31, 2024, the Company conducted an interim test as of July 31, 2024 following the departure of the Company's former Chief Executive Officer ("CEO") and decline in the Company's stock price. The Company concluded that goodwill was not impaired as of July 31, 2024. No goodwill impairment has been recorded as of December 31, 2024 and December 31, 2023.

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

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Costs of improvements that extend the economic life or improve service potential are capitalized. Expenditures for routine maintenance and repairs are charged to expense as incurred. Repairs and maintenance expense for the years ended December 31, 2024, 2023 and 2022 was $21, $26 and $50, respectively, and is included in general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the years ended December 31, 2024, 2023 and 2022, warranty expense included in cost of hardware revenue was $261, $2,142 and $852, respectively. The lower warranty expense during the year ended December 31, 2024 was primarily attributable to the Company's release of an $864 accrual related to the replacement of deficient batteries as disclosed in the paragraph below. As of December 31, 2024, and December 31, 2023, the Company’s warranty allowance was $1,077 and $2,215, respectively, and is recorded in other current liabilities on the Consolidated Balance Sheets.

During the year ended December 31, 2020, the Company identified a deficiency with batteries contained in certain hardware sold and included an estimate of the expected cost to remove these batteries, which were acquired from one supplier, in its warranty allowance. During the year ended December 31, 2024, the Company determined the battery replacements were complete and released the remaining warranty accrual of $864 related to the battery deficiency. As of December 31, 2024, there is no amount in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency. As of December 31, 2023, $864 is included in the Company’s warranty allowance related to the remaining cost of replacement for this identified battery deficiency.

During the year ended December 31, 2023, the Company identified a deficiency with the firmware and sensor accuracy of certain hardware sold and included an estimate of the expected cost to update the related firmware and hardware in its warranty allowance. As of December 31, 2023, $410 is included in the Company’s warranty allowance related to the remaining cost to perform the firmware and hardware updates. The affected hardware and firmware was fully updated during 2024, and therefore, as of December 31, 2024, there is no amount in the Company's warranty allowance related to the remaining cost to perform the firmware and hardware updates.

	As of
	December 31, 2024	December 31, 2023
Warranty reserve beginning balance	$2,215	$2,277
Non-recurring warranty items incurred	291	1,746
Warranty (reversal) accrual for completed projects	(134)	327
Warranty settlements	(1,295)	(2,135)
Warranty reserve ending balance	$1,077	$2,215

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2024 or 2023. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

The Company may enter into contracts that contain multiple distinct performance obligations. The transaction price for a typical arrangement includes the price for: smart home hardware devices, professional services, and a subscription for use of the Company's software (“Hosted Services”). Included in these contracts are centrally connected devices ("Hub Devices"), which integrate the Company’s enterprise software with third party smart devices. Historically, the Company only sold non-distinct Hub Devices. During the year ended December 31, 2022, the Company began shipping Hub Devices with features that function independently from its software subscription ("distinct Hub Devices"). Non-distinct Hub Devices are recognized as a single performance obligation with the Company’s software in Hosted Services revenue, while distinct Hub Devices are recognized as a separate performance obligation in hardware revenue. When distinct Hub Devices are included in a contract, the Hosted Services performance obligation is comprised of only the Company’s software.

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

Payments are received by the Company by check or automated clearing house payments and payment terms are determined by individual contracts and generally range from due upon receipt to net 30 days. Taxes collected from customers and remitted to governmental authorities are not included in reported revenue. Payments received from customers in advance of revenue recognition are reported as deferred revenue. The Company has elected the following practical expedients following the adoption of ASC 606:

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $5,270, $3,919 and $2,746, respectively, of research and development costs in other long-term assets on the Consolidated Balance Sheets. As of December 31, 2024, the Company had capitalized $12,334 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $9,543 remained to be amortized. As of December 31, 2023, the Company had capitalized $7,064 of research and development costs in other long-term assets on the Consolidated Balance Sheets, of which $6,163 remains to be amortized.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $650, $432 and $292 of advertising expenses for the years ended December 31, 2024, 2023 and 2022, respectively.

Segments

The Company has one operating segment and one reportable segment. Its chief operating decision maker ("CODM") was the Company's Chief Executive Officer until the Chief Executive Officer’s resignation on July 29, 2024. On that date, a management committee comprised of certain of the Company’s then executives became the CODM until February 24, 2025 (the “Start Date”) and effective the Start Date, the Company appointed a new President and Chief Executive Officer who currently acts as the CODM. The CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. Refer to Note 13 - Segment Reporting for more information on the Company's operating and reportable segments.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statement disclosures.

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

Recently Adopted Accounting Guidance

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates the annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is also permitted. The Company adopted this ASU during the year ended December 31, 2024. The adoption of this guidance modified the Company's segment disclosures but had no impact on results of operations, cash flows or financial condition.

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

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of
		December 31, 2024			December 31, 2023
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$142,482	$-	$142,482	$215,214	$-	$215,214
Restricted cash	Level 1	-	-	-	495	-	495
Total		$142,482	$-	$142,482	$215,709	$-	$215,709

The Company reports the current portion of restricted cash as a separate item in the Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Consolidated Balance Sheets.

		As of
		December 31, 2024		December 31, 2023
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$1,760	$1,760	$4,250	$4,250
Total liabilities		$1,760	$1,760	$4,250	$4,250

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In December 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC ("iQuue"). The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the years ended December 31, 2024 and 2023 are as follows.

	As of
	December 31, 2024	December 31, 2023
Balance at beginning of period	$4,250	$5,540
Payment of earnout in connection with the iQuue acquisition	(1,530)	(1,702)
Change in fair value of earnout	(960)	412
Balance at end of period	$1,760	$4,250

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of December 31, 2024 and December 31, 2023. During the year ended December 31, 2024, the Company determined there was a $960 decrease in the fair value of the earnout, primarily due to a decrease in the forecasted units expected to be deployed during the earnout period. During the year ended December 31, 2023, there was a $412 increase in the fair value of the earnout, primarily due to a decreased payment term as the Company approached the payment date. The Company recorded these adjustments in general and administrative expense on the Consolidated Statement of Operations and Comprehensive Loss. The following table sets forth the weighted-average assumptions used to estimate the fair value of the earnout payment as of December 31, 2024 and December 31, 2023.

	As of
	December 31, 2024	December 31, 2023
Discount Rate	12.30%	10.50%
Volatility	40.00%	42.00%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and SmartRent Solution.

	For the years ended December 31,
	2024	2023	2022
Revenue by geography
United States	$173,207	$235,553	$165,795
International	1,678	1,285	2,026
Total revenue	$174,885	$236,838	$167,821

	For the years ended December 31,
	2024	2023	2022
Revenue by type
Hardware	$82,844	$137,201	$87,372
Professional services	18,803	$35,473	32,301
Hosted services	73,238	$64,164	48,148
Total revenue	$174,885	$236,838	$167,821

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

	For the years ended December 31,
	2024				2023				2022
	(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2023	Hardware	Professional Services	Hosted Services	Total 2022
Smart Communities Solutions
Smart Apartments	$74,754	$13,095	$57,335	$145,184	$130,894	$30,546	$49,696	$211,135	$82,799	$30,419	$37,605	150,823
Access Control	3,791	2,378	1,722	7,891	3,607	3,527	912	8,047	3,440	1,799	316	5,555
Community WiFi	287	1,041	701	2,029	395	996	688	2,078	179	44	257	480
Other	4,012	2,289	2,100	8,401	2,305	404	1,534	4,243	954	39	1,537	2,529
Smart Operations Solutions	-	-	11,380	11,380	-	-	11,334	11,334	-	-	8,433	8,433
Total Revenue	$82,844	$18,803	$73,238	$174,885	$137,201	$35,473	$64,164	$236,838	$87,372	$32,301	$48,148	167,821

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

	For the years ended December 31,
	2024	2023
Deferred revenue balance as of January 1	$123,160	$139,948
Revenue recognized from balance of deferred revenue at the beginning of the period	(54,624)	(47,919)
Revenue deferred during the period	32,862	71,243
Revenue recognized from revenue originated and deferred during the period	(13,739)	(40,112)
Deferred revenue balance as of December 31	$87,659	$123,160

As of December 31, 2024, the Company expects to recognize 40% of its total deferred revenue within the next 12 months, 19% of its total deferred revenue between 13 and 36 months, 34% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of December 31, 2024 and 2023 are $15,155 and $39,195, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights. Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	December 31, 2024	December 31, 2023
Finished Goods	$34,876	$41,206
Raw Materials	385	369
Total inventory	$35,261	$41,575

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2024, 2023 and 2022, the Company recorded write-downs of $2,900, $2,837 and $117 respectively.

Prepaid expenses and other current assets consisted of the following.

	As of
	December 31, 2024	December 31, 2023
Prepaid expenses	$7,867	$7,144
Other current assets	4,014	2,215
Total prepaid expenses and other current assets	$11,881	$9,359

During the year ended December 31, 2024, the Company recorded $3,534 in other current assets related to a lease for its new headquarters in Phoenix, AZ. See Note 12. "Commitments and Contingencies" - Lease Commitments.

Property and equipment, net consisted of the following.

	As of
	December 31, 2024	December 31, 2023
Computer hardware	$2,469	$2,242
Leasehold improvements	2,185	717
Warehouse and other equipment	815	748
Furniture and fixtures	153	146
Property and equipment	5,622	3,853
Less: Accumulated depreciation	(3,171)	(2,453)
Total property and equipment, net	$2,451	$1,400

Depreciation and amortization expense on all property, plant and equipment was $718, $837 and $816 during the years ended December 31, 2024, 2023 and 2022, respectively.

Intangible assets, net consisted of the following.

	As of
	December 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(6,223)	$16,767	$22,990	$(4,001)	$18,989
Developed technology	10,600	(4,383)	6,217	10,600	(2,911)	7,689
Trade name	900	(509)	391	900	(329)	571
Total intangible assets, net	$34,490	$(11,115)	$23,375	$34,490	$(7,241)	$27,249

Amortization expense on all intangible assets was $3,874, $3,874 and $3,367 for the years ended December 31, 2024, 2023 and 2022, respectively. Total future amortization for finite-lived intangible assets is estimated as follows.

Amortization Expense
2025	$3,873
2026	3,873
2027	3,734
2028	3,693
2029	2,554
Thereafter	5,648
Total	$23,375

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Other long-term assets consisted of the following.

	As of
	December 31, 2024	December 31, 2023
Capitalized software costs, net	$9,463	$5,632
Operating lease - ROU asset, net	3,808	2,550
Investment in non-affiliate	-	2,250
Other long-term assets	3,088	1,816
Total other long-term assets	$16,359	$12,248

Amortization expense for capitalized software costs was $1,760, $778 and $79 for the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company recorded $2,701 of other long-term assets related to a lease for its new headquarters in Phoenix, AZ. See Note 12. "Commitments and Contingencies" - Lease Commitments.

In December 2023, the Company invested $2,250 in a non-affiliated, privately held entity, under a Simple Agreement for Future Equity ("SAFE") agreement. The non-affiliated entity provides support and consultation for consumers looking to manage and upgrade the technology within their home. The Company’s investment in the SAFE is recorded using the cost method of accounting and is included under other long-term assets on the Consolidated Balance Sheets, as it is not readily convertible into cash. During the year ended December 31, 2024, the Company identified factors indicative of impairment and recorded an impairment charge of $2,250 in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2023, the Company did not identify any factors indicative of impairment.

Accrued expenses and other current liabilities consisted of the following.

	As of
	December 31, 2024	December 31, 2023
Accrued expenses	$13,052	$6,674
Accrued compensation costs	8,249	10,272
Accrued acquisition consideration	1,760	2,014
Warranty allowance	1,077	2,215
Other	3,107	3,801
Total accrued expenses and other current liabilities	$27,245	$24,976

Other long-term liabilities consisted of the following.

	As of
	December 31, 2024	December 31, 2023
Lease liability, noncurrent	$7,021	$1,311
Other long-term liabilities	100	2,785
Total other long-term liabilities	$7,121	$4,096

During the year ended December 31, 2024, the Company recorded $6,131 in other long-term liabilities related to the lease for its new headquarters in Phoenix, AZ. See Note 12. "Commitments and Contingencies" - Lease Commitments.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of December 31, 2024. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $146, $136 and $147, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of December 31, 2024, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the years ended December 31, 2024, 2023 and 2022, the facility fee totaled $181, $188 and $190, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of December 31, 2024, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of December 31, 2024 and December 31, 2023, there was no outstanding principal amount under the Senior Revolving Facility.

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of December 31, 2024, there are no preferred stock issued or outstanding.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Warrants

As of December 31, 2024, warrants issued as consideration to certain customers to purchase 3,663 shares of Class A Common Stock at $0.01 per share were no longer outstanding. The vesting of the warrants was dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer with certain measurement periods which expired in February 2024. The fair value of the vested warrants was recorded as additional paid-in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. Based on the count of installed units as of February 2024, the number of warrants to vest is zero and as of December 31, 2023, the Company removed $193 from additional paid-in-capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss. There was no contra-revenue recorded related to these warrants during the years ended December 31, 2024, 2023 and 2022.

Stock Repurchase Program

In March 2024, the Company's Board of Directors (the "Board") authorized a stock repurchase program pursuant to which we may repurchase up to $50,000 of our Class A common stock. Repurchases under the program may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock and may be suspended at any time at our discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

During the year ended December 31, 2024, the Company repurchased and subsequently retired 15,150 shares of our Class A common stock under the stock repurchase program at an average price of $1.89 per share for a total of $28,566, including $151 of broker fees. The Company has elected to record the amount paid to repurchase the shares in excess of the par value entirely to accumulated deficit. As of December 31, 2024, approximately $21,587 remained available for stock repurchases pursuant to our stock repurchase program.

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

The table below summarizes the activity pursuant to the 2021 Plan, for the years ended December 31, 2024 and 2023, and the shares available for future issuances as of December 31, 2024 and 2023.

Shares Available for Future Issuance
Shares available as of December 31, 2022	12,854
Stock options issued, net	(2,704)
RSUs issued, net	(1,840)
Shares available as of December 31, 2023	8,310
Additions to the plan	8,900
Stock options forfeited, net	625
RSUs issued, net	(979)
Shares available as of December 31, 2024	16,856

The table below summarizes the activity related to stock options, pursuant to the 2018 Stock Plan and 2021 Plan, for the years ended December 31, 2024 and 2023.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2022	9,671	$0.67	6.99	$18,234
Granted	3,299	$2.84
Exercised	(3,035)	$0.47
Forfeited	(777)	$4.31
December 31, 2023	9,158	$1.21	6.81	$18,112
Granted	2,527	$3.36
Exercised	(4,543)	$0.56
Forfeited	(2,977)	$3.08
December 31, 2024	4,165	$1.90	6.74	$2,445
Exercisable options as of December 31, 2024	2,213	$0.79	5.02	$2,445

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the years ended December 31, 2024, 2023 and 2022, stock-based compensation expense of $1,829, $1,654 and $662, respectively, was recognized in connection with the outstanding options. As of December 31, 2024, there is $3,200 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Stock Plan and 2021 Plan, for the years ended December 31, 2024 and 2023.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2022	5,493	$5.43
Granted	2,718	$2.94
Vested or distributed	(2,260)	$5.55
Forfeited	(1,490)	$4.27
December 31, 2023	4,461	$4.24
Granted	4,314	$2.43
Vested or distributed	(2,261)	$4.87
Forfeited	(1,204)	$3.44
December 31, 2024	5,310	$2.69

No right to any Class A Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment or other service. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the years ended December 31, 2024, 2023 and 2022, stock-based compensation expense of $10,154, $11,273 and $11,955, respectively, was recognized in connection with the vesting of all RSUs. As of December 31, 2024, there is $11,095 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The ESPP allows employees to purchase shares of the Company's Class A Common Stock approximately every six months at a per share purchase price equal to 85 percent of the quoted market price of a share of the Company’s Class A Common Stock on (i) the first day of the offering period or (ii) the applicable purchase date of such offering period, whichever quoted market price is lower. During the years ended December 31, 2024, 2023 and 2022, stock-based compensation expense of $88, $235 and $288, respectively, was recognized in connection with the ESPP.

The table below summarizes the activity related to the ESPP for the years ended December 31, 2024 and 2023.

Shares Available
December 31, 2022	3,731
Annual additions to the plan	1,985
Shares purchased	(314)
December 31, 2023	5,402
Annual additions to the plan	2,000
Shares purchased	(293)
December 31, 2024	7,109

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Stock-Based Compensation

During the years ended December 31, 2024, 2023 and 2022, there were options granted covering 2,527, 3,299 and 175 shares, respectively. The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2024, 2023 and 2022.

	For the years ended December 31,
	2024	2023	2022
Risk free interest	4.09%	3.55%- 4.32%	1.47%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	75.00%	75.00%	58.80%
Expected life (years)	6.25	6.08 - 6.25	6.08

The Company recorded stock-based compensation expense as follows.

	For the years ended December 31,
	2024	2023	2022
Cost of revenue	$1,111	$1,026	$-
Research and development	3,961	3,664	3,668
Sales and marketing	700	635	1,396
General and administrative	6,299	7,946	8,652
Total	$12,071	$13,271	$13,716

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In July 2024, the Company announced the departure of Lucas Haldeman, the Company’s Chief Executive Officer and Chairman of the Company’s Board effective July 29, 2024. The Company and Mr. Haldeman entered into a Separation Agreement and Release (the “Separation Agreement”). The Separation Agreement provides that, in exchange for Mr. Haldeman executing a release of claims in favor of the Company and its affiliates, complying with restrictive covenants (including a non-compete), resigning from the Board and agreeing to other terms of the Separation Agreement, Mr. Haldeman received accelerated vesting of any unvested equity awards (excluding performance based awards) that would have vested had Mr. Haldeman remained employed during the eighteen-month period immediately following the separation date. Pursuant to the Separation Agreement, 1,359 stock options and 342 shares of restricted stock units were accelerated to vest on July 29, 2024. The Company accounted for the modification of existing awards as a Type III modification under ASC 718, Compensation—Stock Compensation and during the year ended December 31, 2024, the Company recognized $820 and $449 related to the acceleration of Mr. Haldeman's RSU and stock option awards, respectively.

During the years ended December 31, 2023 and 2022, stock-based compensation expense of $109 and $811, respectively, was recognized for 844 shares granted in connection with the Company's February 2020 acquisition of a foreign supplier and are recorded as a component of general and administrative expense. There was no such stock-based compensation expense recording during the year ended December 31, 2024.

NOTE 9. INCOME TAXES

The Company's components of income tax (benefit) expense consisted of the following.

	Years Ended December 31,
Income Tax Provision	2024	2023	2022

Federal	$(24)	$(80)	$-
Foreign	68	28	99
State and local	182	117	233
Current provision	226	65	332

Federal	41	(173)	(4,390)
Foreign	-	-	(3)
State and local	-	-	(1,327)
Deferred (benefit) provision	41	(173)	(5,720)
Income tax (benefit) expense	$267	$(108)	$(5,388)

The following table presents a reconciliation of the Company’s effective tax rates for the periods indicated.

	Years Ended December 31,
Rate Reconciliation	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%
State rate net of fed benefit	7.5%	2.7%	3.4%
Change in valuation allowance	(27.9%)	(28.3%)	(18.2%)
Stock compensation	0.2%	0.0%	2.0%
Permanent adjustments	(1.4%)	(1.3%)	(0.2%)
Deferred Adjustments	1.2%	4.4%	(2.8%)
Other	(1.4%)	1.7%	0.1%
Effective Tax Rate	(0.8%)	0.2%	5.3%

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Tax effects of temporary differences can give rise to significant portions of deferred tax assets and deferred tax liabilities. The components of deferred income tax assets and liabilities are as follows.

Tax Effects of Temporary Differences	As of December 31,
	2024	2023
Attributes
Deferred tax asset
Federal NOLs	$46,547	$42,166
State NOLs	12,400	10,518
Deferred revenue	11,217	14,551
Capitalized R&D	12,138	9,857
Other deferred tax assets	9,138	7,968
Total deferred tax assets	91,440	85,060

Less: Valuation allowance	(80,612)	(71,490)
Total net deferred tax asset	$10,828	$13,570

IRC 481(a) Adjustment	(603)	(714)
Deferred costs of revenue	(2,987)	(5,733)
Intangibles	(5,308)	(6,208)
Other deferred tax liabilities	(2,027)	(971)
Total deferred tax liabilities	(10,925)	(13,626)
Net deferred tax liability	$(97)	$(56)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As a result of historical cumulative losses, Management determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net federal and state deferred taxes in future periods. Therefore, a valuation allowance equal to the amount of the net federal and state deferred tax assets was provided at December 31, 2024 and 2023. The net valuation allowance increased by $9,122 from $71,490 to $80,612 in 2024.

As of December 31, 2024, the Company has gross net operating losses of $222,864 and $215,389 for federal and state income tax return purposes, respectively. Federal net operating losses can be carried forward indefinitely, while State NOLs will expire between 2032 and 2044. The Company also has $145 of R&D credits available that expire in 2039.

The Tax Reform Act of 1986 (the "Act") provides for a limitation of the annual use of the net operating loss carryforwards following certain ownership changes (as defined by the Act and codified under IRC 382) that could limit the company's ability to utilize these carryforwards. The Company has conducted an analysis under Section 382 of the Code to determine whether there would be any limitation on our ability to utilize our tax attributes. We have not experienced any limitations on the ability to use these tax attributes as the result of our analysis. We continue to analyze any shifts in ownership which may limit our ability to use these tax attributes in the future.

The income tax expense on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to state minimum and franchise taxes. We have established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized in future periods.

The Company files income tax returns in the U.S. federal and various state jurisdictions, as well as in Croatia and India. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2018, due to the accumulated net operating losses that are carried forward. Similarly, SightPlan is subject to U.S. federal and state income tax examination by authorities for all tax years beginning in 2012. The Company is subject to Croatian income tax examinations for all tax years beginning in 2019. The Company is subject to Indian income tax examinations for all tax years beginning in 2022.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company evaluates uncertain tax positions which requires significant judgments. The Company believes that it has established an adequate allowance for its uncertain tax positions, although it can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. A summary of changes in the Company's gross unrecognized tax benefits for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	As of December 31,
	2024	2023
Unrecognized tax benefits - January 1	$3,817	$23,252
Gross increases - tax positions in prior period	-	-
Gross decreases - tax positions in prior period	(2,605)	(21,650)
Gross increases - tax positions in current period	-	2,215
Settlement	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits - December 31	$1,212	$3,817
Unrecognized tax benefits - December 31 (tax-effected)	$339	$1,172

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company has not accrued penalties and interest as of December 31, 2024.

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the years ended December 31,
	2024	2023	2022
Common stock options and restricted stock units	9,475	13,618	15,163
Common stock warrants	-	3,664	3,664
Shares subject to repurchase	-	-	1,374
Total	9,475	17,282	20,201

NOTE 11. RELATED-PARTY TRANSACTIONS

A member of the Board served on the board of directors of a SmartRent customer until June 2024. For the six months ended June 30, 2024, the Company earned revenue from this customer of $1,298. There was no related party relationship beyond June 30, 2024. For the years ended December 31, 2023 and 2022, the Company earned revenue from this customer of $3,738 and $3,598, respectively. As of December 31, 2023, the Company had receivables due from this customer of $1,352. There was no related party relationship as of December 31, 2024. All business dealings with the customer were entered into in the ordinary course of business and the arrangements are on terms no more favorable than terms that would be available to unaffiliated third parties under the same or similar circumstances.

During the year ended December 31, 2022, the Company incurred marketing expenses of $217 in connection with the vesting of warrants held by a former investor (see Note 7).

During the year ended December 31, 2022, the Company incurred consulting expense of $20 related to services provided by companies in which one of the Company's former executives had control or significant influence.

In March 2022, the Company purchased all of the outstanding equity interests of SightPlan (see Note 14). One of the Company's directors, through a personal investment vehicle, held an unsecured convertible promissory note in SightPlan (the “SightPlan Convertible Note”). As consideration for the conversion and cancellation of the SightPlan Convertible Note, the director received $458 at the closing of the SightPlan acquisition. The director did not participate in any negotiations, recused himself from all Board discussions related to the SightPlan acquisition, and did not vote on the matter.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Entities affiliated with RETV Management, LLC ("RET"), which at the time of the SightPlan acquisition held more than 5% of the outstanding shares of the Company's Common Stock, held more than 17% of the fully diluted shares outstanding of SightPlan (the “RET SightPlan Holdings”). As consideration for the RET SightPlan Holdings, entities affiliated with RET received $22,271 at the closing of the SightPlan acquisition. None of the Company's executive officers or directors hold any economic interest in RET and RET does not have a designee on the Board. Further, RET did not assist the Company with any negotiations or participate in the Board discussions related to the SightPlan acquisition. As of December 31, 2024 and 2023, RET does not hold any outstanding shares of the Company's Common Stock.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

From time to time, the Company enters into lease agreements with third parties for purposes of obtaining office and warehouse space. These leases are accounted for as operating leases and have remaining lease terms of 2 months to 7.75 years. If an optional renewal is reasonably certain to be exercised at lease commencement, the lease term will include the optional period for purposes of measuring the initial ROU asset and lease liability. In addition to monthly rent payments, the Company reimburses the lessors for its share of operating expenses as defined in the leases. Such amounts are not included in the measurement of the lease liability but are recognized as a variable lease expense when incurred. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

During the year ended December 31, 2024, the Company entered into a new office lease in Scottsdale, AZ for 38,820 square feet commencing on August 1, 2024 for its corporate headquarters. The term of the lease is 8.17 years. During the year ended December 31, 2024, the Company obtained $2,701 of ROU assets in exchange for lease obligations in connection with its operating leases. No new leases were entered into during the year ended December 31, 2023. During the year ended December 31, 2022, the Company obtained $2,776 of ROU assets in exchange for lease obligations in connection with its operating leases.

Lease agreements entered into by the Company do not specify an implicit borrowing rate, however we utilize an incremental borrowing rate based on the lease term on a collateralized basis. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. The Company’s weighted average discount rate was 5.97% at December 31, 2024. The weighted-average lease term was 6.5 years, 2.4 years and 3.1 years at December 31, 2024, 2023 and 2022, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company had no finance leases.

During the years ended December 31, 2024, 2023 and 2022 the Company incurred rent and other related occupancy expenses of $2,159, $1,374 and $1,614, respectively. Included in these amounts are $225, $147 and $133, respectively, of variable rent expense which is comprised primarily of the Company’s proportionate share of operating expenses, properly classified as lease cost due to the Company’s election to not separate lease and non-lease components. Rent costs are recorded to cost of revenue and general and administrative expenses on the Company’s Consolidated Statement of Operations.

Annual base rental commitments associated with these leases, excluding operating expense reimbursements, month-to-month lease payments and other related fees and expenses during the remaining lease terms are as follows.

Operating Leases
2025	$1,104
2026	1,620
2027	1,311
2028	1,163
2029 and thereafter	4,432
Total lease payments	9,630
Imputed interest	(2,017)
Total lease liability	7,613
Less: Lease liability, current portion	592
Lease liability, noncurrent	$7,021

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company had $3,808 and $2,550 of ROU assets, net of related amortization, related to its lease liabilities at December 31, 2024 and December 31, 2023, respectively, and are included in other long-term assets on the Consolidated Balance Sheets. The noncurrent portion of the Company’s lease liability is included in other long-term liabilities on the Consolidated Balance Sheets. The current portion of the Company's lease liability is included in other current liabilities on the Consolidated Balance Sheets.

Cash paid for amounts included in the measurement of operating lease liabilities was $1,572, $1,674 and $1,272 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In April 2020, the Company entered into an agreement with a supplier, as further amended in March 2021 (the "Supplier Agreement"), to purchase minimum volumes of certain products through August 2022. Due to significant failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara (the "Court"). During the year ended December 31, 2024, the Company recorded a legal expense of $5,300 within general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. The final settlement agreement was signed in June 2024. In July 2024, the inventory was returned to the supplier and the Court granted the parties' Request for Dismissal of the action with prejudice.

In February 2024, a putative class action complaint was filed against Fifth Wall Acquisition Sponsor, LLC, Fifth Wall Asset Management, LLC (the “FWAA Defendants”), and the individual directors of Fifth Wall Acquisition Corp. I (“FWAA”) (the “Director Defendants” and collectively the “Defendants”) in the Delaware Court of Chancery by a stockholder of FWAA for purported damages arising from the business combination with SmartRent.com, Inc. (“the 2024 Class Action”). The complaint asserts claims for (i) breach of fiduciary duty against the Director Defendants; (ii) aiding and abetting breach of fiduciary duty claims against Fifth Wall Asset Management LLC; and (iii) unjust enrichment claims against all Defendants, for purported actions relating to FWAA’s August 24, 2021 merger with legacy SmartRent.com, Inc. The parties are engaged in discovery and document production to date, and the Company and the defendants believe the allegations and claims made in the complaint are without merit.

As the surviving entity following the business combination, the Company presently has certain advancement obligations to the Director Defendants in connection with the 2024 Class Action which includes the costs of their defense of such litigation. While the Director Defendants are the beneficiaries of coverage for such costs up to $10,000 by directors’ and officers’ insurance (“D&O insurance”), the D&O insurance is subject to a retention of $5,000. The Company has notified the relevant D&O insurance carriers of the 2024 Class Action and is litigating coverage and allocation issues in a separate action filed in the Delaware Superior Court in December 2024.

In May 2021, the Company entered into a licensing agreement with a service provider, as further amended in July 2021 (the "Service Provider Agreement"), to license the provider’s software and participate in the provider’s energy demand response program to generate revenue for the Company. The Company paid the service provider $3,500 for the first 25 months of the 60-month license, with no additional payment due until July 2023. In October 2022, the Company sought to rescind the Agreement on the basis that it believed it was misled about the business opportunity available and the nature of the parties’ arrangement. In January 2024, the service provider brought suit against the Company for breach of contract in the Superior Court of California for the County of San Francisco seeking damages for the Company’s failure to make the monthly $140 payments for the license. In February 2024, the Company filed a cross-complaint against the service provider for fraudulent inducement; recission; breach of contract; and related equitable claims. The parties engaged in substantial written discovery and depositions. In January 2025, the Company moved for summary judgment on the Agreement’s limitation of liability provision, asserting that the service provider could not recover damages under the contract. In February 2025, the service provider filed a motion for summary judgment on its breach of contract claim. Pending the cross motion hearing in April 2025, the parties participated in a mediation in February 2025, which ultimately led to the parties agreement to settle the matter.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In April 2023, a collective action was filed against the Company in Federal Court in Georgia (the "Federal Court") by two former employees alleging failure to pay overtime wages in violation of the Fair Labor Standards Act (“FLSA”). The plaintiffs claim they were improperly classified as exempt employees under the FLSA and thus should have been entitled to overtime pay. Limited discovery was conducted in 2023, and Plaintiffs moved for conditional certification of a collective class in July 2023, which was granted on March 31, 2024. Notice was issued to potential class members, who had until July 15, 2024, to opt into the lawsuit. In October 2024, the parties engaged in a private mediation and agreed to settle the matter for a total amount of $1,500, inclusive of all Plaintiffs’ attorneys’ fees and costs and related releases, subject to a written agreement and the Federal Court’s approval. As of December 31, 2024, the Company recorded a legal accrual of $1,500 related to this matter within general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Consolidated Balance Sheets. The settlement amount was paid in full in January 2025.

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. As of December 31, 2024, an accrual of $1,500 was included within accrued expenses and other current liabilities related to the legal matters discussed above. The Company had no such accruals as of December 31, 2023.

NOTE 13. SEGMENT REPORTING

The Company operates as a single operating segment, which is also its only reportable segment as its CODM, which is currently the Company's CEO, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $8,023 and $8,280 of assets outside the United States on December 31, 2024, and December 31, 2023, respectively.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The CODM uses revenue, gross margin, operating expenses, and net income as the primary measures to assess performance and to make strategic decisions regarding product development, market expansion, and resource allocation. Key financial performance measures of the segment are as follows.

	For the years ended December 31,
	2024	2023	2022
Revenue
Hardware	82,844	137,201	87,372
Professional Services	18,803	35,473	32,301
Deferred hub amortization	21,600	23,096	20,360
SaaS	51,638	41,068	27,788
Total revenue	174,885	236,838	167,821

Cost of revenue
Hardware	58,833	108,780	83,289
Professional Services	31,160	55,495	59,547
Deferred hub amortization	11,168	12,602	10,825
SaaS	13,386	10,432	12,812
Total cost of revenue	114,547	187,309	166,473

Gross Profit	60,338	49,529	1,348

Operating expenses
Operating expenses excluding stock compensation and depreciation and amortization	87,666	75,179	87,715
Stock compensation	9,654	12,245	13,716
Depreciation and amortization	4,790	5,264	4,168
Total operating expenses	102,110	92,688	105,599

Loss from operations	(41,772)	(43,159)	(104,251)

Other segment items(1)	8,129	8,572	7,929

Net loss	$(33,643)	$(34,587)	$(96,322)

(1) Other segment items include interest income, net, other income (expense), net, and income tax expense (benefit).

The CODM is regularly provided with the consolidated cost of revenue and consolidated operating expenses as noted on the face of the Consolidated Statement of Operations and Comprehensive Loss, as these make up the significant expenses included in the measure of the segment profit or loss. Reported segment revenues less the significant expenses defined in accordance with ASC 280-10-50-26A is equal to the reported segment profit or loss, and thus there are no other segment items to disclose herein.

The Company considers these categories significant based on their materiality to the segment’s results and their importance in the CODM’s evaluation of segment performance and resource allocation decisions.

NOTE 14. BUSINESS ACQUISITIONS

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

The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. The fair value of the trade name and the acquired developed technology was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. The income approach methodology involves estimating cash flows over the remaining economic life of the intangible assets, which are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows were discounted to present value using an appropriate discount rate. As such, all aforementioned intangible assets were valued using Level 3 inputs. During the years ended December 31, 2024, 2023 and 2022, the Company recorded amortization expense of $3,621, $3,622 and $2,806, respectively, related to intangible assets. These intangible assets are deductible over 15 years for income tax purposes.

Pro Forma Operating Results

The Company’s Consolidated Balance Sheet as of December 31, 2024 and December 2023, and other financial statements presented herein for the years ended December 31, 2024, 2023 and 2022 include the results of operations of SightPlan since the acquisition date. The following unaudited pro forma information presents consolidated financial information as if the SightPlan acquisition had occurred on January 1, 2022. Pro forma disclosures for net loss have not been provided as the acquisition did not have, and is not expected to have, a material impact on the consolidated results through the year of acquisition. Pro forma operating results were prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2022 or of the results that may occur in the future.

	For the years ended December 31,
	2024	2023	2022
Revenues	$174,885	$236,838	$170,173

NOTE 15. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after December 31, 2024 and through March 5, 2025, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In January 2025, the Company announced the appointment of Michael Shane Paladin as President and Chief Executive Officer and member of the Board. Mr. Paladin’s employment commenced on February 24, 2025 (the “Start Date”). Mr. Paladin will replaces Daryl Stemm who had been serving as Interim Principal Executive Officer since July 29, 2024. Mr. Stemm will continue to serve as the Company’s Chief Financial Officer. The Management Committee of SmartRent and the Operating Committee of the Board, both formed to guide the Company through its Chief Executive Officer transition, dissolved effective as of the Start Date.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In January 2025, the Board adopted the SmartRent, Inc. 2025 Inducement Equity Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant equity awards that are intended to qualify as employment inducement awards under the New York Stock Exchange Listed Company Manual Rule 303A.08 and any applicable interpretive material and other guidance issued under such rule (together, the “Inducement Listing Rule”), from time to time as determined by the Committee (as defined in the Inducement Plan), the Board’s Compensation Committee, or a majority of the Company’s “Independent Directors” (as defined under the applicable rules of the New York Stock Exchange). Upon adoption of the Inducement Plan, and subject to the adjustment provisions therein, the Company reserved 6,500 shares of Common Stock for issuance pursuant to equity awards granted under the Inducement Plan.

In January 2025, the Board, upon the recommendation of the Board’s Nominating and Corporate Governance Committee (the “Nominating Committee”), appointed Ana Pinczuk to the Board as a Class III director to serve until the Company’s 2027 annual meeting of stockholders. The Board also appointed Ms. Pinczuk to serve as a member of the Board’s Compensation Committee and the Nominating and Corporate Governance Committee.

In January 2025, issuable shares of the Company’s Class A Common Stock under the ESPP increased by 1,920 shares.

In January 2025, the Board of Directors approved 5,887 RSUs to certain employees under the 2021 Incentive Stock Plan.

In January and February 2025, 652 shares of the Company's Class A Common Stock were issued to certain employees related to vested RSUs and ESPP purchases.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report and, based on such evaluation, have concluded that our disclosure controls and procedures were effective as of December 31, 2024, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Interim Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

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

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1**	Merger Agreement, dated as of April 21, 2021, by and among SmartRent Inc., Fifth Wall Acquisition Corp. I, and SmartRent.com, Inc.	8-K	2.1	April 22, 2021
2.2	Amendment No. 1 to Merger Agreement, dated as of July 23, 2021, by and among SmartRent, Inc., Fifth Wall Acquisition Corp. I and SmartRent.com, Inc.	8-K	2.1	July 26, 2021
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
4.1	Specimen Class A Common Stock Certificate.	8-K	4.1	August 30, 2021
4.2	Description of the Registrant’s Securities.	10-K	4.2	March 25, 2022
10.1	Amended and Restated Registration Rights Agreement, dated as of August 24, 2021, by and among SmartRent, Inc., the Sponsor and certain equity holders of SmartRent.com, Inc. named therein.	8-K	10.1	August 30, 2021
10.2†	Amended and Restated SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.1	May 15, 2024
10.3†	Restricted Stock Units Agreement under the SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.11	August 30, 2021
10.4†	Stock Option Agreement under the SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.12	August 30, 2021
10.5†	SmartRent, Inc. 2021 Employee Stock Purchase Plan.	S-4/A	10.14	July 26, 2021
10.6†	SmartRent, Inc. 2025 Inducement Equity Incentive Plan and related form agreements.			Filed herewith
10.7†	SmartRent, Inc. Executive Incentive Compensation Plan.	8-K	10.1	January 25, 2024

10.8**	Credit Agreement, dated as of December 10, 2021, by and among (i) SmartRent, Inc., (ii) the several banks and other financial institutions or entities party thereto, and (iii) Silicon Valley Bank, as the issuing lender, swingline lender, administrative agent, collateral agent for the lenders, and the lead arranger.	8-K	10.1	December 13, 2021
10.9	Sponsor Agreement, dated April 21, 2021, by and among SmartRent, Inc., its former officers and directors, SmartRent.com, Inc. and the Sponsor.	8-K	10.2	April 22, 2021
10.10	Form of Indemnification Agreement between SmartRent, Inc. and each of the officers and directors of SmartRent, Inc.	S-4/A	10.24	July 26, 2021
10.11†	SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	S-4/A	10.12	July 26, 2021
10.12†	Stock Option Agreement under the SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	8-K	10.13	August 30, 2021
10.13†	Restricted Stock Units Award Agreement under the SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	8-K	10.14	August 30, 2021
10.14†	Employment Agreement, dated as of March 16, 2021, by and between SmartRent.com, Inc. and Lucas Haldeman.	S-4/A	10.16	July 26, 2021
10.15†	First Amendment to Employment Agreement, dated as of January 1, 2024, by and between SmartRent.com, Inc. and Lucas Haldeman.	10-K	10.13	March 5, 2024
10.16†	Amended and Restated Employment Agreement, dated as of January 22, 2025, by and between SmartRent, Inc. and Isaiah DeRose-Wilson.			Filed herewith
10.17†	Amended and Restated Employment Agreement, dated as of January 22, 2025, by and between SmartRent, Inc. and Daryl Stemm.			Filed herewith
10.18†	Amended and Restated Employment Agreement, dated as of January 22, 2025, by and between SmartRent, Inc. and Robyn Young.			Filed herewith
10.19†	Amended and Restated Employment Agreement, dated as of January 22, 2025, by and between SmartRent, Inc. and Kristen Lee.			Filed herewith
10.20†	Employment Agreement, dated as of January 16, 2025, by and between SmartRent, Inc. and Shane Paladin.			Filed herewith
10.21	Warrant to Purchase Common Stock, dated as of April 24, 2020 by and between SmartRent.com, Inc. and RET Ventures SPV I, L.P.	10-K	10.21	March 25, 2022
10.22	Warrant to Purchase Common Stock, dated as of February 4, 2021, by and between SmartRent.com, Inc. and LEN FW Investor, LLC.	10-K	10.22	March 25, 2022
10.23	Product Sales Agreement dated August 3, 2023, by and between SmartRent Technologies, Inc. and Ademco Inc., doing business as ADI Global Distribution.	8-K	10.1	August 8, 2023
10.24†	SmartRent, Inc. Amended and Restated Non-Employee Director Compensation Policy.			Filed herewith
10.25†	Severance Agreement and Release between SmartRent, Inc. and Lucas Haldeman, dated July 29, 2024.	10-Q	10.3	August 7, 2024
19.1	Insider Trading Policy of SmartRent, Inc., as amended and restated effective as of January 24, 2023.	10-K	19.1	March 5, 2024
21.1	Subsidiaries of SmartRent, Inc.	10-K	21.1	March 5, 2024
23.1	Consent of Deloitte & Touche LLP.			Filed herewith
24.1	Power of Attorney (included on the signature pages herein).
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
97.1	Compensation Recovery Policy.	10-K	97.1	March 5, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

* The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SmartRent, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

** Certain exhibits and schedules have been omitted pursuant to Regulation S-K Item 601(b)(2) or Item 601(a)(5) (as applicable). We agree to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

† Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March 2025.

SmartRent, Inc.

By:	/s/ Michael Shane Paladin

Michael Shane Paladin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daryl Stemm

Daryl Stemm
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Shane Paladin and Daryl Stemm, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ Michael Shane Paladin	Chief Executive Officer and Director	March 5, 2025
Michael Shane Paladin	(Principal Executive Officer)

/s/ Daryl Stemm	Chief Financial Officer	March 5, 2025
Daryl Stemm	(Principal Financial and Accounting Officer)

/s/ Alison Dean	Director	March 5, 2025
Alison Dean

/s/ John Dorman	Director	March 5, 2025
John Dorman

/s/ Frank Martell	Director	March 5, 2025
Frank Martell

/s/ Ana Pinczuk	Director	March 5, 2025
Ana Pinczuk

/s/ Ann Sperling	Director	March 5, 2025
Ann Sperling

/s/ Frederick Tuomi	Director	March 5, 2025
Frederick Tuomi