Form 10-Q
period 2025-03-31
SmartRent, Inc.
filed 2025-05-07
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39991

SMARTRENT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	85-4218526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6811 E. Mayo Blvd., 4th Floor Phoenix, Arizona (Address of Principal Executive Offices)	85054 (Zip Code)

(844) 479-1555

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	SMRT	The New York Stock Exchange

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

As of May 5, 2025, there were 188,178,506 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

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
•
our recent leadership changes;
•
our ability to maintain our brand;
•
our ability to satisfy certain New York Stock Exchange (“NYSE”) listing requirements
•
our ability to manage our supply chain;
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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A "Risk Factors" of this Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 5, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

PART I. Financial Information

Item 1 - Financial Statements (Unaudited)

SMARTRENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	As of
	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$125,600	$142,482
Accounts receivable, net	49,859	59,299
Inventory	33,189	35,261
Deferred cost of revenue, current portion	7,109	8,727
Prepaid expenses and other current assets	12,106	11,881
Total current assets	227,863	257,650
Property and equipment, net	5,305	2,451
Deferred cost of revenue	1,851	3,073
Goodwill	92,339	117,268
Intangible assets, net	22,406	23,375
Other long-term assets	16,301	16,359
Total assets	$366,065	$420,176

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,090	$8,716
Accrued expenses and other current liabilities	24,896	27,245
Deferred revenue, current portion	38,887	35,071
Total current liabilities	75,873	71,032
Deferred revenue	32,704	52,588
Other long-term liabilities	6,818	7,121
Total liabilities	115,395	130,741

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares of preferred stock issued and outstanding as of March 31, 2025 and December 31, 2024	-	-

Stockholders' equity
Class A common stock, $0.0001 par value; 500,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 191,749 and 192,049 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	19	19
Additional paid-in capital	639,894	637,361
Accumulated deficit	(389,233)	(347,847)
Accumulated other comprehensive loss	(10)	(98)
Total stockholders' equity	250,670	289,435
Total liabilities, convertible preferred stock and stockholders' equity	$366,065	$420,176

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2025	2024
Revenue
Hardware	$18,830	$29,077
Professional services	3,893	3,458
Hosted services	18,621	17,954
Total revenue	41,344	50,489

Cost of revenue
Hardware	13,960	18,684
Professional services	7,293	6,448
Hosted services	6,529	5,934
Total cost of revenue	27,782	31,066

Operating expense
Research and development	8,258	8,362
Sales and marketing	4,770	4,554
General and administrative	16,894	16,666
Total operating expense	29,922	29,582

Impairment charge	24,929	-

Loss from operations	(41,289)	(10,159)

Interest income, net	1,200	2,409
Other income, net	13	103
Loss before income taxes	(40,076)	(7,647)

Income tax expense	108	45
Net loss	$(40,184)	$(7,692)
Other comprehensive loss
Foreign currency translation adjustment	88	6
Comprehensive loss	$(40,096)	$(7,686)
Net loss per common share
Basic and diluted	$(0.21)	$(0.04)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	192,419	203,485

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity

Balance, December 31, 2024	-	$-	192,049	$19	$637,361	$(347,847)	$(98)	$289,435
Stock-based compensation	-	-	-	-	2,836	-	-	2,836
Issuance of Class A common stock upon vesting of equity awards	-	-	906	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(328)	-	(478)	-	-	(478)
Exercise of options	-	-	-	-	-	-	-	-
Net settlement related to exercise of options	-	-	-			-	-	-
ESPP purchases	-	-	140	-	175	-	-	175
Repurchases of Class A common stock			(1,018)	-	-	(1,202)	-	(1,202)
Net loss	-	-	-	-	-	(40,184)	-	(40,184)
Other comprehensive income	-	-					88	88
Balance, March 31, 2025	-	$-	191,749	$19	$639,894	$(389,233)	$(10)	$250,670

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity
Balance, December 31, 2023	-	$-	203,327	$20	$628,156	$(285,512)	$(216)	$342,448
Stock-based compensation	-	-	-	-	3,281	-	-	3,281
Issuance of Class A common stock upon vesting of equity awards	-	-	775	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(291)	-	(898)	-	-	(898)
Exercise of options	-	-	192	-	2	-	-	2
Net settlement related to exercise of options	-	-	(31)			-	-	-
ESPP purchases	-	-	134	-	337	-	-	337
Repurchases of Class A common stock			(1,595)	-	-	(4,397)	-	(4,397)
Net loss	-	-	-	-	-	(7,692)	-	(7,692)
Other comprehensive income	-	-					6	6
Balance, March 31, 2024	-	$-	202,511	$20	$630,878	$(297,601)	$(210)	$333,087

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,184)	$(7,692)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,943	1,501
Goodwill impairment	24,929	-
Provision for warranty expense	161	(552)
Non-cash lease expense	297	375
Stock-based compensation	2,836	3,281
Compensation expense related to acquisition	-	137
Change in fair value of earnout related to acquisition	-	80
Non-cash interest expense	36	39
Provision for excess and obsolete inventory	207	96
Provision for expected credit losses	167	1,181
Non-cash legal expense (Note 12 "Commitments and Contingencies")	-	4,955
Change in operating assets and liabilities
Accounts receivable	9,424	2,701
Inventory	1,885	5,612
Deferred cost of revenue	2,841	2,726
Prepaid expenses and other assets	(380)	349
Accounts payable	2,540	(7,448)
Accrued expenses and other liabilities	(2,615)	(6,673)
Deferred revenue	(16,071)	(3,591)
Lease liabilities	(185)	(414)
Net cash used in operating activities	(12,169)	(3,337)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,180)	(34)
Capitalized software costs	(1,289)	(922)
Net cash used in investing activities	(3,469)	(956)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchases of Class A common stock	(1,202)	(4,373)
Proceeds from options exercise	-	2
Proceeds from ESPP purchases	175	337
Taxes paid related to net share settlements of stock-based compensation awards	(478)	(898)
Payment of earnout related to acquisition	-	(1,530)
Net cash used in financing activities	(1,505)	(6,462)
Effect of exchange rate changes on cash and cash equivalents	261	(6)
Net decrease in cash, cash equivalents, and restricted cash	(16,882)	(10,761)
Cash, cash equivalents, and restricted cash - beginning of period	142,482	215,709
Cash, cash equivalents, and restricted cash - end of period	$125,600	$204,948

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$125,600	$204,701
Restricted cash, current portion	-	247
Total cash, cash equivalents, and restricted cash	$125,600	$204,948

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2025	2024
Supplemental disclosure of cash flow information
Interest paid	$70	$72
Cash paid for income taxes	126	6
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	829	81
Stock repurchases excise tax charged to equity	-	24

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1. DESCRIPTION OF BUSINESS

SmartRent, Inc., and its wholly owned subsidiaries (collectively, the "Company"), is an enterprise real estate technology company that provides comprehensive management software and applications designed for property owners, managers and residents. Its suite of products and services, which includes both smart building hardware and cloud-based software-as-a-service ("SaaS") solutions, provides seamless visibility and control over real estate assets. The Company’s solutions can help lower operating costs, increase revenue, mitigate operational friction and protect assets for owners and operators, while providing a differentiated, elevated living experience for residents. The Company is headquartered in Phoenix, Arizona.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements as of December 31, 2024, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 5, 2025. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Condensed Consolidated Financial Statements related to the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any future period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period. These estimates made by management include performing impairment testing of recorded goodwill, intangible assets, and long-lived assets, valuing the Company’s inventories on hand, allowance for expected credit losses, intangible assets, earnout liabilities, warranty liabilities, stand-alone selling price of items sold, and certain assumptions used in the valuation of equity awards, including the estimated fair value of common stock warrants, and assumptions used to estimate the fair value of stock-based compensation expense. Actual results could differ materially from those estimates.

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and Hosted Services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for expected credit losses on the Condensed Consolidated Balance Sheets. The allowance for expected credit losses totaled $2,964 and $2,797 as of March 31, 2025, and December 31, 2024, respectively. The provision for expected credit losses is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The provision for expected credit losses totaled $167 and $1,181 for the three months ended March 31, 2025 and 2024, respectively. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for expected credit losses based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Condensed Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for expected credit losses. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Condensed Consolidated Balance Sheet date. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of		For the three months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Customer A	18%	14%	*	*
Customer B	15%	12%	15%	25%
Customer C	24%	21%	*	*
Customer D	*	*	27%	*

* Total less than 10% for the respective period

Inventory

Inventories, which are comprised of smart home equipment and components, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

In August 2023, the Company entered into a Product Sales Agreement (the "Agreement") with ADI Global Distribution ("ADI"), pursuant to which, ADI agreed to serve as the Company's non-exclusive hardware fulfillment partner throughout the United States, Canada, and Puerto Rico. The Company was subject to certain buy-back provisions relating to the transferred inventory. As of December 31, 2024, the Company recorded $537 in connection with the buy-back provision, which is recorded in other current liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2025, there was no amount recorded in connection with the buy-back provision.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of cost over net assets of the Company's completed business combinations. The Company tests for potential impairment of goodwill on an annual basis as of September 30 to determine if the carrying value is less than the fair value. The Company will conduct additional tests between annual tests if there are indications of potential goodwill impairment. During the three months ended March 31, 2025, the Company experienced a sustained decline in stock price, resulting in a significant decrease in market capitalization. As a result, the Company conducted an interim impairment test utilizing the qualitative approach and determined that impairment is more likely than not. As a result, the Company then performed an interim quantitative impairment test which resulted in an indication of impairment.

The fair value of the reporting unit used in this impairment test was determined using the combination of an income approach and market-based approach. The mix between the two approaches requires significant judgement. As a result of this test, the Company recorded a goodwill impairment charge of $24,929.

	March 31, 2025	December 31, 2024
Balance at beginning of period	$117,268	$117,268
Impairment charge	(24,929)	-
Balance at end of period	$92,339	$117,268

The significant assumptions used in determining the fair value of the reporting unit under the income approach primarily relate to revenue growth rate, forecasted EBITDA and the selected discount rate used in the discounted cash flow model. The significant assumptions used in the market-based approach primarily relate to the forecasted EBITDA margin, the selected control premium, and selected revenue and EBITDA multiples, which require significant judgement.

To the extent that inputs and assumptions used in the analysis change, such as an increased discount rate, updated cash flow projections, or decreases to Guideline companies’ multiples, additional impairment charges may be recorded in the future. In addition, a further decrease in the Company’s common stock share price and market capitalization could be an indicator of a decrease in the fair value of the Company’s equity.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended March 31, 2025 and 2024, warranty expense included in cost of hardware revenue was $115 and $(93), respectively. As of March 31, 2025, and December 31, 2024, the Company’s warranty allowance was $881 and $1,077, respectively, and is recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2025 or 2024. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

The grant date fair value is also utilized with respect to RSUs which vest based on performance and time based service conditions. For RSUs with a performance condition which vest based on a liquidity event, as well as a time-based service condition, no compensation expense is recognized until the performance condition has been satisfied. Subsequent to the liquidity event, compensation expense is recognized to the extent the requisite service period has been completed and compensation expense thereafter is recognized on an accelerated attribution method. Under the accelerated attribution method, compensation expense is recognized over the remaining requisite service period for each service condition tranche as though each tranche is, in substance, a separate award.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. During the three months ended March 31, 2025 and 2024, the Company capitalized $1,815 and $963, respectively, of research and development costs in other long-term assets on the Consolidated Balance Sheets. As of March 31, 2025, the Company had capitalized $14,149 of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets, of which $10,573 remained to be amortized. As of December 31, 2024, the Company had capitalized $12,334 of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets, of which $9,543 remains to be amortized.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $223 and $83 of advertising expenses for the three months ended March 31, 2025 and 2024, respectively.

Segments

The Company has one operating segment and one reportable segment. Its chief operating decision maker ("CODM") was the Company’s prior Chief Executive Officer until the Chief Executive Officer’s resignation on July 29, 2024. On that date, a management committee comprised of certain of the Company’s executives became the CODM until February 24, 2025 (the “Start Date”) and effective as of the Start Date, the Company appointed a new President and Chief Executive Officer who acted as the CODM until his departure on April 9, 2025 (the "End Date"). Effective as of the End Date, the Company appointed an interim Chief Executive Officer who currently serves as the CODM. The CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. Refer to Note 13 - Segment Reporting for more information on the Company's operating and reportable segments.

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In November 2024, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statement disclosures.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Recently Adopted Accounting Guidance

In November 2023, the FASB issued ASU No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates the annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is also permitted. The Company adopted this ASU during the year ended December 31, 2024. The adoption of this guidance modified the Company's segment disclosures but had no impact on results of operations, cash flows or financial condition.

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

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of
		March 31, 2025			December 31, 2024
Assets on the Condensed Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$125,600	$-	$125,600	$142,482	$-	$142,482
Total		$125,600	$-	$125,600	$142,482	$-	$142,482

The Company reports the current portion of restricted cash as a separate item in the Condensed Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Condensed Consolidated Balance Sheets.

		As of
		March 31, 2025		December 31, 2024
Liabilities on the Condensed Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$1,760	$1,760	$1,760	$1,760
Total liabilities		$1,760	$1,760	$1,760	$1,760

In December 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC ("iQuue"). The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Condensed Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Condensed Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the three months ended March 31, 2025 and year ended December 31, 2024 are as follows.

	As of
	March 31, 2025	December 31, 2024
Balance at beginning of period	$1,760	$4,250
Payment of earnout in connection with the iQuue acquisition	-	(1,530)
Change in fair value of earnout	-	(960)
Balance at end of period	$1,760	$1,760

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025, the Company determined there was no material change in the fair value of the earnout. During the three months ended March 31, 2024, there was an $80 increase in the fair value of the earnout, primarily due to a decreased payment term as the Company was three months closer to the payment date. The Company recorded these adjustments in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss. The following table sets forth the weighted-average assumptions used to estimate the fair value of the earnout payment as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025	December 31, 2024
Discount Rate	18.50%	12.30%
Volatility	40.00%	40.00%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and SmartRent Solution.

	For the three months ended March 31,
	2025	2024
Revenue by geography
United States	$41,320	$50,301
International	24	188
Total revenue	$41,344	$50,489

	For the three months ended March 31,
	2025	2024
Revenue by type
Hardware	$18,830	$29,077
Professional services	3,893	$3,458
Hosted services	18,621	$17,954
Total revenue	$41,344	$50,489

	For the three months ended March 31,
	2025				2024
	(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2025	Hardware	Professional Services	Hosted Services	Total 2024
Smart Communities Solutions
Smart Apartments	$17,697	$2,993	$14,415	$35,105	$27,429	$2,713	$14,072	$44,214
Access Control	639	475	531	1,645	1,015	561	349	1,925
Community WiFi	3	219	193	415	137	16	180	333
Other	491	206	684	1,381	496	168	492	1,156
Smart Operations Solutions	-	-	2,798	2,798	-	-	2,861	2,861
Total Revenue	$18,830	$3,893	$18,621	$41,344	$29,077	$3,458	$17,954	$50,489

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

	For the three months ended March 31,
	2025	2024
Deferred revenue balance as of January 1	$87,659	$123,159
Revenue recognized from balance of deferred revenue at the beginning of the period	(21,448)	(8,656)
Revenue deferred during the period	6,187	7,075
Revenue recognized from revenue originated and deferred during the period	(807)	(2,010)
Deferred revenue balance as of March 31	71,591	119,568

As of March 31, 2025, the Company expects to recognize 54% of its total deferred revenue within the next 12 months, 23% of its total deferred revenue between 13 and 36 months, 19% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of March 31, 2025 and 2024 are $14,337 and $31,178, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights. Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	March 31, 2025	December 31, 2024
Finished Goods	$32,804	$34,876
Raw Materials	385	385
Total inventory	$33,189	$35,261

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the three months ended March 31, 2025 and 2024, the Company recorded write-downs of $207 and $96, respectively.

Prepaid expenses and other current assets consisted of the following.

	As of
	March 31, 2025	December 31, 2024
Prepaid expenses	$8,948	$7,867
Other current assets	3,158	4,014
Total prepaid expenses and other current assets	$12,106	$11,881

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the year ended December 31, 2024, the Company recorded $3,534 in other current assets related to a lease for its new headquarters in Phoenix, AZ.

Property and equipment, net consisted of the following.

	As of
	March 31, 2025	December 31, 2024
Leasehold improvements	$5,125	$2,185
Computer hardware	2,538	2,469
Warehouse and other equipment	835	815
Furniture and fixtures	167	153
Property and equipment	8,665	5,622
Less: Accumulated depreciation	(3,360)	(3,171)
Total property and equipment, net	$5,305	$2,451

Depreciation and amortization expense on all property, plant and equipment was $189 and $182 during the three months ended March 31, 2025 and 2024, respectively.

Intangible assets, net consisted of the following.

	As of
	March 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(6,779)	$16,211	$22,990	$(6,223)	$16,767
Developed technology	10,600	(4,751)	5,849	10,600	(4,383)	6,217
Trade name	900	(554)	346	900	(509)	391
Total intangible assets, net	$34,490	$(12,084)	$22,406	$34,490	$(11,115)	$23,375

Amortization expense on all intangible assets was $969 and $969 for the three months ended March 31, 2025 and 2024, respectively. Total future amortization for finite-lived intangible assets is estimated as follows.

Amortization Expense
2025 - Remaining	$2,905
2026	3,873
2027	3,734
2028	3,693
2029	2,554
Thereafter	5,647
Total	$22,406

Other long-term assets consisted of the following.

	As of
	March 31, 2025	December 31, 2024
Capitalized software costs, net	$9,836	$9,463
Operating lease - ROU asset, net	3,512	3,808
Other long-term assets	2,953	3,088
Total other long-term assets	$16,301	$16,359

Amortization expense for capitalized software costs was $741 and $323 for the three months ended March 31, 2025 and 2024, respectively.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Accrued expenses and other current liabilities consisted of the following.

	As of
	March 31, 2025	December 31, 2024
Accrued expenses	$15,125	$13,052
Accrued compensation costs	5,135	8,249
Accrued acquisition consideration	1,760	1,760
Warranty allowance	881	1,077
Other	1,995	3,107
Total accrued expenses and other current liabilities	$24,896	$27,245

Other long-term liabilities consisted of the following.

	As of
	March 31, 2025	December 31, 2024
Lease liability, noncurrent	$6,722	$7,021
Other long-term liabilities	96	100
Total other long-term liabilities	$6,818	$7,121

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of March 31, 2025. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Condensed Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended March 31, 2025 and 2024, the Company recorded $36 and $34, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of March 31, 2025, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the three months ended March 31, 2025 and 2024, the facility fee totaled $47 and $43, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of March 31, 2025, and through the date these condensed consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of March 31, 2025 and December 31, 2024, there was no outstanding principal amount under the Senior Revolving Facility.

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of March 31, 2025, there are no preferred stock issued or outstanding.

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

During the three months ended March 31, 2025, the Company repurchased and subsequently retired 1,018 shares of our Class A common stock under the stock repurchase program at an average price of $1.18 per share for a total of $1,202, including $10 of broker fees. The Company has elected to record the amount paid to repurchase the shares in excess of the par value entirely to accumulated deficit. As of March 31, 2025, approximately $20,395 remained available for stock repurchases pursuant to our stock repurchase program.

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

The table below summarizes the activity pursuant to the 2021 Plan, for the three months ended March 31, 2025, and the shares available for future issuances as of March 31, 2025 and December 31, 2024.

Shares Available for Future Issuance
Shares available as of December 31, 2024	16,856
Stock options issued, net	-
RSUs issued, net	(5,097)
Shares available as of March 31, 2025	11,759

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The table below summarizes the activity related to stock options, pursuant to the 2018 Stock Plan and 2021 Plan, for the three months ended March 31, 2025.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2024	4,165	$1.90	6.74	$2,445
Granted	-	$-
Exercised	-	$-
March 31, 2025	4,165	$1.90	6.50	$1,414
Exercisable options as of March 31, 2025	2,743	$1.25	5.47	$1,414

During the three months ended March 31, 2025 and 2024, stock-based compensation expense of $295 and $692, respectively, was recognized in connection with the outstanding options. As of March 31, 2025, there is $2,905 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Stock Plan and 2021 Plan, for the three months ended March 31, 2025.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2024	5,310	$2.69
Granted	6,760	$1.49
Vested or distributed	(906)	$3.52
Forfeited	(563)	$1.93
March 31, 2025	10,601	$1.90

No right to any Class A Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment or other service. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the three months ended March 31, 2025 and 2024, stock-based compensation expense of $2,544 and $2,566, respectively, was recognized in connection with the vesting of all RSUs. As of March 31, 2025, there is $17,464 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.0 years.

2025 Inducement Equity Incentive Plan

In January 2025, the Board adopted the SmartRent, Inc. 2025 Inducement Equity Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant equity awards that are intended to qualify as employment inducement awards under the New York Stock Exchange Listed Company Manual Rule 303A.08 and any applicable interpretive material and other guidance issued under such rule (together, the “Inducement Listing Rule”), from time to time as determined by the Committee (as defined in the Inducement Plan), the Board’s Compensation Committee, or a majority of the Company’s “Independent Directors” (as defined under the applicable rules of the New York Stock Exchange). Upon adoption of the Inducement Plan, and subject to the adjustment provisions therein, the Company reserved 6,500,000 shares of Common Stock for issuance pursuant to equity awards granted under the Inducement Plan.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Inducement Plan provides for the grant of equity-based awards, including options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Such equity-based awards may be granted under the Inducement Plan only to employees of the Company, so long as the following requirements are met: (i) the employee was not previously an employee or director, or the employee is to become employed by the Participating Company Group (as defined in the Inducement Plan) following a bona fide period of non-employment (within the meaning of the Inducement Listing Rule), and (ii) the grant of the award or awards is an inducement material to the employee’s entering into employment with the Participating Company Group in accordance with the Inducement Listing Rule.

In March 2025, the Company granted inducement awards under the Inducement Plan to Michael Shane Paladin, the Company's then President and Chief Executive Officer, as inducement awards in connection with the Start Date. Mr. Paladin’s grant consisted of time-based RSUs covering 1,790,055 shares of the Company's Class A common stock and performance stock units ("PSUs") covering a target of 2,320,441 shares of the Company's Class A common stock. The RSUs vest at a rate of one-third of the RSUs annually on each anniversary of the Start Date, subject in each case to Mr. Paladin’s continued employment through the applicable vesting date. While the target number of PSUs granted is 2,320,441, the actual number of shares of Class A common stock earned pursuant to the PSUs, if any, are determined based on the achievement of performance goals relating to Company stock price during a five-year performance period from the Start Date, and vest based on Mr. Paladin’s continued employment, with 50% of any shares achieved vesting on the four-year anniversary of the Start Date, and 100% of any shares achieved but not yet paid vesting on the five-year anniversary of the Start Date. The maximum number of shares that may vest under the PSUs is 200% of the target number of shares subject to such award. In April 2025, the Company announced the departure of Mr. Paladin effective April 9, 2025 (the "End Date"). As of the End Date, no shares had vested and all inducement awards granted were forfeited and returned to the Inducement Plan.

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

The ESPP allows employees to purchase shares of the Company's Class A Common Stock approximately every six months at a per share purchase price equal to 85 percent of the quoted market price of a share of the Company’s Class A Common Stock on (i) the first day of the offering period or (ii) the applicable purchase date of such offering period, whichever quoted market price is lower. During the three months ended March 31, 2025 and 2024, stock-based compensation expense of $(3) and $23, respectively, was recognized in connection with the ESPP.

The table below summarizes the activity related to the ESPP for the three months ended March 31, 2025.

ESPP Activity	Shares Available for Sale
December 31, 2024	7,109
Annual additions to the plan	1,920
Shares purchased	(140)
March 31, 2025	8,889

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Stock-Based Compensation

During the three months ended March 31, 2024, there were options granted covering 2,527 shares. There were no such options granted during the three months ended March 31, 2025. The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
	2025(1)	2024
Risk free interest	-	4.09%
Dividend yield	-	0.00%
Expected volatility	-	75.00%
Expected life (years)	-	6.25

(1) 2025 assumptions are not applicable as no options were granted during the three months ended March 31, 2025.

The Company recorded stock-based compensation expense as follows.

	For the three months ended March 31,
	2025	2024
Cost of revenue	$293	$298
Research and development	1,172	961
Sales and marketing	228	131
General and administrative	1,143	1,891
Total	$2,836	$3,281

NOTE 9. INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was (0.27%) and (0.59%) for the three months ended March 31, 2025 and 2024, respectively. The Company’s ETR during the three months ended March 31, 2025 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

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

	For the three months ended March 31,
	2025	2024
Common stock options and restricted stock units	14,766	16,346
Total	14,766	16,346

NOTE 11. RELATED-PARTY TRANSACTIONS

A member of the Board served on the board of directors of a SmartRent customer until June 2024. For the three months ended March 31, 2024, the Company earned revenue from this customer of $680. There was no related party relationship as of March 31, 2025. All business dealings with the customer were entered into in the ordinary course of business and the arrangements are on terms no more favorable than terms that would be available to unaffiliated third parties under the same or similar circumstances.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Liabilities are accrued when it is believed that it is both probable that a liability has been incurred and that the Company can reasonably estimate the amount of the potential loss. The Company does not believe that the outcome of these proceedings or matters will have a material effect on the condensed consolidated financial statements.

In April 2020, the Company entered into an agreement with a supplier, as further amended in March 2021 (the "Supplier Agreement"), to purchase minimum volumes of certain products through August 2022. Due to significant failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara (the "Court"). During the three months ended March 31, 2024, the Company recorded a legal expense of $5,300 within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The final settlement agreement was signed in June 2024. In July 2024, the inventory was returned to the supplier and the Court granted the parties' Request for Dismissal of the action with prejudice.

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

As the surviving entity following the business combination, the Company presently has certain advancement obligations to the Director Defendants in connection with the 2024 Class Action which includes the costs of their defense of such litigation. While the Director Defendants are the beneficiaries of coverage for such costs up to $10,000 by directors’ and officers’ insurance (“D&O insurance”), the D&O insurance is subject to a retention of $5,000. The Company has notified the relevant D&O insurance carriers of the 2024 Class Action and is litigating coverage and allocation issues in a separate action filed in the Delaware Superior Court in December 2024. As a result of recent developments, the Company recorded a legal accrual of $5,000 within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In May 2021, the Company entered into a licensing agreement with a service provider, as further amended in July 2021 (the "Service Provider Agreement"), to license the provider’s software and participate in the provider’s energy demand response program to generate revenue for the Company. The Company paid the service provider $3,500 for the first 25 months of the 60-month license, with no additional payment due until July 2023. In October 2022, the Company sought to rescind the Agreement on the basis that it believed it was misled about the business opportunity available and the nature of the parties’ arrangement. In January 2024, the service provider brought suit against the Company for breach of contract in the Superior Court of California for the County of San Francisco seeking damages for the Company’s failure to make the monthly $140 payments for the license. In February 2024, the Company filed a cross-complaint against the service provider for fraudulent inducement; recission; breach of contract; and related equitable claims. The parties engaged in substantial written discovery and depositions. In January 2025, the Company moved for summary judgment on the Agreement’s limitation of liability provision, asserting that the service provider could not recover damages under the contract. In February 2025, the parties participated in a mediation, which ultimately led to the parties agreement to settle the matter. The final settlement agreement was signed in March 2025, and the case was dismissed with prejudice.

In April 2023, a collective action was filed against the Company in Federal Court in Georgia (the "Federal Court") by two former employees alleging failure to pay overtime wages in violation of the Fair Labor Standards Act (“FLSA”). The plaintiffs claim they were improperly classified as exempt employees under the FLSA and thus should have been entitled to overtime pay. Limited discovery was conducted in 2023, and Plaintiffs moved for conditional certification of a collective class in July 2023, which was granted on March 31, 2024. Notice was issued to potential class members, who had until July 15, 2024, to opt into the lawsuit. In October 2024, the parties engaged in a private mediation and agreed to settle the matter for a total amount of $1,500, inclusive of all Plaintiffs’ attorneys’ fees and costs and related releases, subject to a written agreement and the Federal Court’s approval. The Court approved the settlement and dismissed the case on December 31, 2024. As of December 31, 2024, the Company recorded a legal accrual of $1,500 related to this matter within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The settlement amount was paid in full in January 2025.

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. As of March 31, 2025 and December 31, 2024, an accrual of $5,000 and $1,500, respectively, was included within accrued expenses and other current liabilities related to the legal matters discussed above.

NOTE 13. SEGMENT REPORTING

The Company operates as a single operating segment, which is also its only reportable segment as its CODM, which is currently the Company's Interim Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $8,512 and $8,023 of assets outside the United States on March 31, 2025, and December 31, 2024, respectively.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The CODM uses revenue, gross margin, operating expenses, and net income as the primary measures to assess performance and to make strategic decisions regarding product development, market expansion, and resource allocation. Key financial performance measures of the segment are as follows.

	For the three months ended March 31,
	2025	2024
Revenue
Hardware	18,830	29,077
Professional Services	3,893	3,458
Deferred hub amortization	4,658	6,042
SaaS	13,963	11,912
Total revenue	41,344	50,489

Cost of revenue
Hardware	13,960	18,684
Professional Services	7,293	6,448
Deferred hub amortization	2,440	2,885
SaaS	4,089	3,049
Total cost of revenue	27,782	31,066

Gross Profit	13,562	19,423

Operating expenses
Operating expenses excluding stock compensation and depreciation and amortization	26,234	25,165
Stock compensation	2,543	2,983
Depreciation and amortization	1,145	1,434
Total operating expenses	29,922	29,582

Impairment charge	24,929	-

Loss from operations	(41,289)	(10,159)

Other segment items(1)	1,105	2,467

Net loss	$(40,184)	$(7,692)

(1) Other segment items include interest income, net, other income (expense), net, and income tax expense (benefit).

The CODM is regularly provided with the consolidated cost of revenue and consolidated operating expenses as noted on the face of the Condensed Consolidated Statement of Operations and Comprehensive Loss, as these make up the significant expenses included in the measure of the segment profit or loss. Reported segment revenues less the significant expenses defined in accordance with ASC 280-10-50-26A is equal to the reported segment profit or loss, and thus there are no other segment items to disclose herein.

The Company considers these categories significant based on their materiality to the segment’s results and their importance in the CODM’s evaluation of segment performance and resource allocation decisions.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions occurring after March 31, 2025 and through May 7, 2025, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In April 2025, the Company announced the departure of Mr. Paladin, the Company’s President and Chief Executive Officer effective April 9, 2025. The Company and Mr. Paladin entered into a Separation Agreement and Release (the “Separation Agreement”). The Separation Agreement provides that, in exchange for Mr. Paladin executing a release of claims in favor of the Company and its affiliates, complying with restrictive covenants (including a non-compete), resigning from the Board and agreeing to other terms of the Separation Agreement, Mr. Paladin will receive (i) a lump sum payment of $81 (reflecting 1.5 months base salary); (ii) a supplemental lump sum payment of $81; and (iii) a lump sum payment approximating the cost of three months of COBRA coverage, resulting in $169 of severance expense related to the cash paid to Mr. Paladin. The Company has appointed John Dorman, the Company’s Chairperson of the Board (“Board Chair”), as the Company’s interim President and Chief Executive Officer (together, “Interim CEO”), effective as of April 9, 2025.

In April 2025, the Board of Directors approved 214 RSUs under the 2021 Incentive Stock Plan to Mr. Dorman in connection with his employment as Interim President and Chief Executive Officer.

In April 2025, 60 shares of the Company's Class A Common Stock were issued to certain employees related to vested RSUs.

In April 2025 and through May 5, 2025, the Company the repurchased 3,631 shares of our Class A common stock under the stock repurchase program at an average price of $0.90 per share for a total of $3,244. The following table summarizes the share repurchase activity for the period stated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
April 1 - April 30, 2025	3,326	$0.90	3,326	$17,450
May 1 - May 5, 2025	305	$0.99	305	$17,151
Total	3,631		3,631

(1) In March 2024, the Board authorized the repurchase of up to $50,000 of the Company's Class A common stock. Repurchases under the program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. The Company has discretion in determining the conditions under which shares may be repurchased from time to time. The repurchase program does not have an expiration date and may be suspended at any time at the Company's discretion. Refer to Note 7 — Convertible Preferred Stock and Equity in Part I, Item 1, of this Report for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

On May 2, 2025, the Company received a written notification from the NYSE that as of May 2, 2025, the Company is not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company's Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, the Company can regain compliance with the minimum share price requirement if, on the last trading-day of any calendar month during the cure period, the company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included herein and the consolidated financial statements and notes thereto for the year ended December 31, 2024 contained in our Annual Report on Form 10-K filed with the SEC.

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

SmartRent is a category leader in the enterprise smart home solutions industry. As of March 31, 2025, we had 827,611 Units Deployed (as defined below) and over 650 customers, including many of the largest multifamily residential owners in the United States. As of that date, we believe our customers owned an aggregate of approximately 7.6 million rental units; this represents approximately 15% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading single-family rental homeowners, homebuilders, and iBuyers in the United States.

Our Business Model

We generate revenue primarily from sales of smart home systems that enable property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. Our revenue is generated from: (1) the direct sale to our customers of hosted services from monthly subscription fees collected from customers to provide access to Hosted Services including access controls, asset monitoring, WiFi, and related services; (2) the sale and delivery of smart home devices, which generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches; and (3) installation and implementation of smart home devices that enable our Hosted Services. Subscription arrangements have contractual terms ranging from one month to ten years and the weighted average length of our recurring revenue contracts is 4.3 years.

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

Recent Developments

In January 2025, we announced the appointment of Michael Shane Paladin as President and Chief Executive Officer and member of the Board.

In April 2025, we announced the departure of Mr. Paladin, effective April 9, 2025. As part of the transition, Mr. Paladin resigned as a member of the board of directors, effective April 9, 2025. We have appointed John Dorman, our Board Chair, as our Interim CEO, effective as of April 9, 2025. Alison Dean, an independent member of the Board, has been appointed lead independent director of the Board. The Board has initiated a search to identify the next Chief Executive Officer of SmartRent and is working with a leading executive search firm to assist in the process of identifying and evaluating candidates.

On May 2, 2025, we received a written notification from the NYSE that as of May 2, 2025, we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we can regain compliance with the minimum share price requirement if, on the last trading-day of any calendar month during the cure period, the company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If we do not regain compliance within six months, the NYSE may commence suspension and delisting procedures with respect to our Class A common stock. We intend to notify NYSE that we intend to cure the continued listing standard deficiency and to return to compliance with Section 802.01C. We intend to monitor the closing price of the Class A common stock and to consider available alternatives, including, but not limited to, a reverse stock split, subject to stockholder approval, if necessary to cure the stock price non-compliance.

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

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) and have an active subscription as of a stated measurement date. We utilize the Units Deployed metric to assess the health of our business and measure the trajectory of our growth. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) and resulted in a new active subscription during a stated measurement period. Although our revenue is primarily driven by New Units Deployed and the number of Units Deployed, due to the expansion of our products and services that don't require a Hub Device, and Hub Device upgrades that do not result in net new active subscriptions, the correlation between New Units Deployed and revenue is not as strong as it was historically. Although the correlation has decreased, New Units Deployed is still an indicator of our ability to acquire new customers and expand our relationships with our current customers. As of March 31, 2025 and 2024, we had an aggregate of 827,611 and 749,401 Units Deployed, respectively. For the three months ended March 31, 2025 and 2024, we had 18,114 and 29,710 New Units Deployed, respectively.

Units Shipped

We define Units Shipped as the aggregate number of Hub Devices that have been shipped to customers during a stated measurement period. Units Shipped is used to assess the trajectory of our growth and is an indicator of our ability to acquire new customers and expand our relationships with our current customers. However, we caution that Units Shipped also includes Hub Devices for upgrades and out of warranty replacements and may not be an indicator of New Units Deployed in future periods. For the three months ended March 31, 2025 and 2024, we had 43,418 and 51,744 Units Shipped, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units subject to binding orders executed during a stated measurement period that will result in a New Unit Deployed. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the three months ended March 31, 2025 and 2024 there were 18,210 and 46,290 Units Booked, respectively. For the three months ended March 31, 2025 and 2024, ARR (as defined below) related to Units Booked was $2,246 and $3,980, respectively.

Bookings

We define Bookings as the contract value of hardware, professional services, and the first year of ARR for binding orders executed during a stated measurement period, including renewals and upgrades. We utilize Bookings to measure revenue expected to be earned in future periods from orders contracted during the current period. For the three months ended March 31, 2025 and 2024, Bookings were $27,180 and $38,761, respectively.

SaaS Revenue

We define SaaS Revenue as monthly subscription revenue from fees paid by customers for access to one or more of SmartRent's software applications, including access controls, asset monitoring and related services, and our Community WiFi solution. We believe that SaaS Revenue growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our SaaS Revenue to assess the general health and trajectory of our Hosted Services business. Arrangements with customers do not provide the customer with the right to take possession of SmartRent's software at any time. Customers are granted continuous access to the services over the contractual period. As of March 31, 2025, approximately 35% of our ARR had prepaid payment terms. We believe that our customer base is inherently sticky given the barriers to entry associated with rolling out an integrated enterprise solution across a portfolio of rental units. For the three months ended March 31, 2025 and 2024, we generated SaaS Revenue of $14.0 million and $11.9 million, respectively.

Annual Recurring Revenue

We define Annual Recurring Revenue ("ARR") as the annualized value of our SaaS Revenue earned in the current quarter, which we calculate by taking the total amount of SaaS Revenue in the current quarter and multiplying that amount by four. We believe that ARR growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our ARR to assess the general health and trajectory of our Hosted Services business. As of March 31, 2025 and 2024, ARR was approximately $55.9 million and $47.6 million, respectively.

Hardware Average Revenue per Unit ("ARPU"), Professional Services ARPU, SaaS ARPU, and Units Booked SaaS ARPU

We define Hardware ARPU as total hardware revenue during a given period divided by the total Units Shipped during the same period. Hardware ARPU is used to evaluate the effectiveness of our hardware pricing and assess our ability to market and sell our hardware offerings. For the three months ended March 31, 2025 and 2024, Hardware ARPU was $434 and $562, respectively.

We define Professional Services ARPU as total professional services revenue during a given period divided by the total New Units Deployed, excluding customer self-installations, during the same period. Professional Services ARPU is used to assess our ability to effectively price our installation services. During the year ended December 31, 2024, we updated the denominator of the calculation to exclude self-installations as self-installations don't materially contribute to professional services revenue. For the three months ended March 31, 2025 and 2024, Professional Services ARPU was $427 and $223, respectively, per the new definition of Professional Services ARPU. Under the previous definition, Professional Services ARPU was $215 and $221 for the three months ended March 31, 2025 and 2024, respectively.

We define SaaS ARPU as total SaaS Revenue during a given period divided by the average aggregate Units Deployed in the same period divided by the number of months in the period. Average aggregate Units Deployed is calculated as the Units Deployed as of the current period plus the Units Deployed as of the previous period divided by two. SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions. For the three months ended March 31, 2025 and 2024, SaaS ARPU was $5.69 and $5.41, respectively.

We define Units Booked SaaS ARPU as the first year ARR for binding orders with Units Booked executed during the stated measurement period divided by the total Units Booked in the same period divided by the number of months in the period. Units Booked SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions for orders executed during the period. For the three months ended March 31, 2025 and 2024, Units Booked SaaS ARPU was $10.28 and $7.16, respectively.

Customer Churn

We define Customer Churn as cancelled deployed units during the measurement period divided by Units Deployed as of the beginning of the measurement period. Cancelled deployed units are the previously deployed units that have been cancelled during the same measurement period in which a customer cancels all product subscriptions. Our Hosted Services growth is driven by our ability to retain our customers and minimize Customer Churn. Our Customer Churn for our Smart Communities Solutions was 0.02% for the three months ended March 31, 2025 and March 31, 2024.

Property Net Revenue Retention

We define Property Net Revenue Retention as SaaS Revenue at the end of the current period related to properties which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same properties. Property Net Revenue Retention includes additions to revenue from price increases on existing products, additions of new products at existing properties and transfers of ownership, offset by any reductions in revenue caused by cancellations or downgrades. Property Net Revenue Retention was 102% as of March 31, 2025 compared to 105% as of March 31, 2024.

Customer Net Revenue Retention

We define Customer Net Revenue Retention as SaaS Revenue at the end of the current period related to customers which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same customers. A customer with SaaS Revenue is defined as an entity that has an active subscription during the stated period. Customer Net Revenue Retention includes additions to revenue from transfers of ownership, price increases on existing products and additions of new products at existing properties, offset by any reductions in revenue caused by cancellations or downgrades. Customer Net Revenue Retention was 114% as of March 31, 2025.

The table below summarizes our key metrics.

	Three months ended March 31,
	2025	2024	Change %
Hardware
Hardware Units Shipped	43,418	51,744	(16)%
Hardware ARPU	$434	$562	(23)%
Professional Services
New Units Deployed	18,114	29,710	(39)%
Professional services ARPU	$427	$223	92%
Hosted Services
Units Deployed	827,611	749,401	10%
Average aggregate units deployed	818,554	734,546	11%
SaaS ARPU	$5.69	$5.41	5%
Bookings
Units Booked	18,210	46,290	(61)%
Bookings (in thousands)	$27,180	$38,761	(30)%
Units Booked SaaS ARPU	$10.28	$7.16	44%

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

	For the three months ended March 31,
	2025				2024
	(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services(1)	Total 2025	Hardware	Professional Services	Hosted Services(1)	Total 2024
Smart Communities Solutions
Smart Apartments	$17,697	$2,993	$14,415	$35,105	$27,429	$2,713	$14,072	$44,214
Access Control	639	475	531	1,645	1,015	561	349	1,925
Community WiFi	3	219	193	415	137	16	180	333
Other	491	206	684	1,381	496	168	492	1,156
Smart Operations Solutions	-	-	2,798	2,798	-	-	2,861	2,861
Total Revenue	$18,830	$3,893	$18,621	$41,344	$29,077	$3,458	$17,954	$50,489

(1) For the three months ended March 31, 2025 and 2024, Hosted services revenue for our Smart Apartments solution included hub amortization revenue of $4,658 and $6,043, respectively.

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

Hosted Services Revenue

We generate hosted services revenue from (1) the direct sale to our customers of hosted services from monthly subscription fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring, WiFi, and related services (“Hosted Services”) and (2) the amortization of non-distinct Hub Devices. The subscription arrangements have contractual terms ranging from one month to ten years and include recurring fixed plan subscription fees. The weighted average length of our recurring revenue contracts is 4.3 years. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer.

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

In 2019, the U.S. administration imposed significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain SmartRent products manufactured overseas to additional import duties. The amount of the import tariff has changed numerous times based on action by the U.S. administration. We continue to monitor changes in policy impacting global trade, including tariff regulation. For example, the U.S. administration recently announced additional tariffs on imports from Canada, Mexico and China. Such actions may increase our cost of hardware revenue and reduce our hardware revenue margins in the future.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include personnel-related costs, sales commissions, marketing programs, trade shows, and promotional materials. Our sales and marketing expenses may increase over time as we hire additional sales and marketing personnel, increase our lead generation activities, grow our operations, and continue to build brand awareness.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs associated with our general and administrative organization, professional fees for legal, accounting and other consulting services, office facility, insurance, information technology costs, legal settlements, and expenses incurred as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing requirements, additional insurance expense, investor relations activities and other administrative and professional services. We may also increase the size of our general and administrative staff in order to support the growth of our business but at a rate that is lower than the corresponding increase in total revenue.

Impairment Charge

Impairment charge consists of goodwill impairment. See Note 2 - Significant Accounting Policies for more information.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

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

	Three months ended March 31,		2025 vs 2024 Change
	2025	2024	$	%
	(dollars in thousands)
Revenue
Hardware	$18,830	$29,077	$(10,247)	(35)%
Professional services	3,893	3,458	435	13%
Hosted services	18,621	17,954	667	4%
Total revenue	41,344	50,489	(9,145)	(18)%

Cost of revenue
Hardware	13,960	18,684	(4,724)	(25)%
Professional services	7,293	6,448	845	13%
Hosted services	6,529	5,934	595	10%
Total cost of revenue	27,782	31,066	(3,284)	(11)%

Operating expense
Research and development	8,258	8,362	(104)	(1)%
Sales and marketing	4,770	4,554	216	5%
General and administrative	16,894	16,666	228	1%
Total operating expenses	29,922	29,582	340	1%

Impairment charge	24,929	-	24,929	100%

Loss from operations	(41,289)	(10,159)	(31,130)	(306)%

Other income (expense)
Interest income, net	1,200	2,409	(1,209)	(50)%
Other income, net	13	103	(90)	(87)%
Loss before income taxes	(40,076)	(7,647)	(32,429)	(424)%

Income tax expense	108	45	63	140%
Net Loss	$(40,184)	$(7,692)	$(32,492)	(422)%

Comparison of the three months ended March 31, 2025 and 2024

Revenue

	Three months ended March 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Revenue
Hardware	$18,830	$29,077	$(10,247)	(35)%
Professional services	3,893	3,458	435	13%
Hosted services	18,621	17,954	667	4%
Total revenue	$41,344	$50,489	$(9,145)	(18)%

Total revenue decreased by approximately $9.1 million, or 18%, to $41.3 million for the three months ended March 31, 2025, from $50.5 million for the three months ended March 31, 2024. The decrease was primarily driven by a $9.1 million decrease in revenue related to our Smart Apartments solution which resulted primarily from a decrease in New Units Deployed to 18,114 units for the three months ended March 31, 2025 from 29,710 units for the three months ended March 31, 2024 and a 16% decrease in Units Shipped to 43,418 for the three months ended March 31, 2025 from 51,744 for the three months ended March 31, 2024, partially offset by a 10% increase in the number of cumulative active subscriptions for our Hosted Services during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Overall decreases in New Units Deployed and Units Shipped are primarily attributable to our customers' decisions to defer capital expenditures, driven by broader macroeconomic conditions. In addition, changes in leadership and the structure of our sales organization have adversely impacted sales and overall volumes.

Hardware revenue decreased by $10.2 million, or 35%, to $18.8 million for the three months ended March 31, 2025, from $29.1 million for the three months ended March 31, 2024. This decrease in hardware revenue was driven by a decrease in revenue related to our Smart Apartments Solutions which resulted from a 16% decrease in Units Shipped to 43,418 for the three months ended March 31, 2025 from 51,744 for the three months ended March 31, 2024, and a Hardware ARPU decrease of 23% to $434 for the 2025 period from $562 for the 2024 period. The Hardware ARPU decrease was primarily attributable to a change in customer mix.

Professional services revenue increased by $0.4 million, or 13%, to $3.9 million for three months ended March 31, 2025, from $3.5 million for the three months ended March 31, 2024. The increase in professional services revenue was driven by $1.1 million related to the installation of upgraded Hub Devices, which are not counted as New Units Deployed. This was partially offset by a $0.8 million decrease in revenue related to our Smart Apartments solutions. New Units Deployed decreased by 39% to 18,114 units for the three months ended March 31, 2025 from 29,710 units for the three months ended March 31, 2024.

Hosted Services revenue increased by $0.6 million, or 4%, to $18.6 million for the three months ended March 31, 2025, from $18.0 million for the three months ended March 31, 2024. Of the $18.6 million revenue in 2025, $14.0 million is related to SaaS Revenue and $4.6 million is related to hub amortization. Revenue from SaaS increased by $2.1 million, or 17%, and revenue from hub amortization decreased by $1.4 million from the three months ended March 31, 2024 to the three months ended March 31, 2025. The increase of Hosted Services revenue resulted primarily from a 10% increase in the aggregate number of Units Deployed, primarily of our Smart Apartment solution, from 749,401 units at March 31, 2024 to 827,611 units at March 31, 2025 and an increase in SaaS ARPU of 5% to $5.69 for the three months ended March 31, 2025 from $5.41 for the three months ended March 31, 2024.

We don’t expect to deploy any more non-distinct Hub Devices, thus, the revenue contribution from hub amortization should continue to decrease in future periods until the non-distinct Hub Devices are fully amortized. The table below shows the expected revenue contribution from hub amortization.

	2025	2026	2027
	(dollars in thousands)
Revenue contribution from hub amortization
Q1(1)	$4,658	$2,104	$153
Q2	4,382	1,455	51
Q3	3,419	886	18
Q4	2,702	407	7
Total	$15,161	$4,852	$229

(1) Q1 2025 amount is actuals.

Cost of Revenue

	Three months ended March 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue
Hardware	$13,960	$18,684	$(4,724)	(25)%
Professional services	7,293	6,448	845	13%
Hosted services	6,529	5,934	595	10%
Total cost of revenue	$27,782	$31,066	$(3,284)	(11)%

Total cost of revenue decreased by $3.3 million, or 11%, to $27.8 million for the three months ended March 31, 2025, from $31.1 million for the three months ended March 31, 2024. The decrease in cost of revenue resulted primarily from a 39% decrease in New Units Deployed and a 16% decrease in Units Shipped of our Smart Apartment solution hardware devices.

Hardware cost of revenue decreased by $4.7 million, or 25%, to $14.0 million for the three months ended March 31, 2025, from $18.7 million for the three months ended March 31, 2024. This decrease in hardware cost of revenue was primarily attributable to a 16% decrease in Units Shipped.

Professional services cost of revenue increased by $0.9 million, or 13%, to $7.3 million for the three months ended March 31, 2025, from $6.4 million for the three months ended March 31, 2024. The increase in professional services cost of revenue is primarily attributable to an increase of approximately $1.4 million in third-party direct labor costs primarily related to the installation of upgraded Hub Devices, partially offset by a decrease of $0.5 million in personnel-related costs and travel driven by a 39% decrease in New Units Deployed.

Hosted Services cost of revenue increased by approximately $0.6 million, or 10%, to $6.5 million for the three months ended March 31, 2025, from $5.9 million for the three months ended March 31, 2024. The increase resulted from a 10% increase in the aggregate number of Units Deployed and the resulting increase in the number of active subscriptions for our software service applications and an increase in personnel-related costs of $0.4 million, partially offset by a $0.4 million decrease in hub amortization.

Operating Expenses

	Three months ended March 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Research and development	$8,258	$8,362	$(104)	(1)%
Sales and marketing	4,770	4,554	216	5%
General and administrative	16,894	16,666	228	1%

Research and development expenses decreased by $0.1 million, or 1%, to $8.3 million for the three months ended March 31, 2025, from $8.4 million for the three months ended March 31, 2024, primarily related to an decrease of $0.5 million in personnel-related expenses, partially offset by an increase of $0.2 million in stock compensation and an increase of $0.2 million third-party consultants.

Sales and marketing expenses increased by $0.2 million, or 5%, to $4.8 million for the three months ended March 31, 2025 from $4.6 million for the three months ended March 31, 2024, resulting primarily from an increase of $0.1 million in stock compensation and $0.1 million in advertising. We believe our sales and marketing expenses will increase in future periods as we continue to invest in building a scalable sales team, which began with hiring our new Chief Revenue Officer in September 2024.

General and administrative expenses increased by $0.2 million, or 1%, to $16.9 million for the three months ended March 31, 2025 from $16.7 million for the three months ended March 31, 2024. This was primarily driven by a $1.7 million increase related to legal matters, partially offset by a $0.8 million decrease in the provision for expected credit losses. and a $0.7 million decrease in stock compensation.

Impairment Charge

	Three months ended March 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Impairment charge	$24,929	$-	$24,929	100%

During the three months ended March 31, 2025, we identified certain indicators of impairment, which resulted in a goodwill impairment charge of $24.9 million. See Note 2 - Significant Accounting Policies for additional information.

Other Income

	Three months ended March 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Interest income, net	$1,200	$2,409	$(1,209)	(50)%
Other income, net	13	103	(90)	(87)%

Interest income, net decreased by approximately $1.3 million to $1.2 million for the three months ended March 31, 2025, from $2.4 million for the three months ended March 31, 2024. The decrease in net interest income is primarily attributable to a lower cash balance on which we’re earning interest, and a decrease in interest rates.

Income Taxes

	Three months ended March 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Loss before income taxes	$(40,076)	$(7,647)	$(32,429)	(424)%
Income tax expense	108	45	63	140%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets at March 31, 2025 and 2024.

As of December 31, 2024, we had gross net operating losses of $222.9 million and $215.4 million for federal and state income tax return purposes, respectively. Federal net operating losses can be carried forward indefinitely, while State net operating losses will expire between 2032 and 2044. We also have $0.1 million of R&D credits available that expire in 2039.

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

We define Adjusted EBITDA as EBITDA before expenses related to non-recurring legal matters, stock-based compensation, goodwill impairment, non-recurring warranty provisions, other acquisition expenses, and other expenses caused by non-recurring, or unusual, events that are not indicative of our ongoing business.

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

	For the three months ended March 31,
	2025	2024
	(dollars in thousands)
Net loss	$(40,184)	$(7,692)
Interest income, net	(1,200)	(2,409)
Income tax expense	108	45
Depreciation and amortization	1,943	1,501
EBITDA	(39,333)	(8,555)
Legal matters(1)	5,105	5,300
Stock-based compensation	2,836	3,281
Goodwill impairment(2)	24,929	-
Non-recurring warranty provision	(150)	-
Other acquisition expenses	52	140
Other non-operating expenses(3)	189	231
Adjusted EBITDA	$(6,372)	$397

(1) Refer to Note 12 "Commitments and Contingencies".

(2) Refer to Note 2 "Significant Accounting Policies"

(3) During the three months ended March 31, 2025 and 2024, other non-operating expenses includes severance expense of $169 and $231, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025, we had cash and cash equivalents of $125.6 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether we elect a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of March 31, 2025, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of our assets and guaranteed by each of our material domestic subsidiaries.

We believe that our current cash, cash equivalents, available borrowing capacity under the Senior Revolving Facility, and cash raised in the Business Combination will be sufficient to fund our operations for at least the next 12 months beyond the issuance date of this Report. Our future capital requirements, however, will depend on many factors, including our sales volume, the expansion of sales and marketing activities, and market adoption of our new and enhanced products and features. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt financings. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition may be adversely affected.

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

During the three months ended March 31, 2025, we repurchased 1.0 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $1.18 per share for a total of $1.2 million. As of March 31, 2025, approximately $20.4 million remained available for stock repurchases pursuant to our stock repurchase program.

During the three months ended March 31, 2024, we repurchased 1.6 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $2.74 per share for a total of $4.4 million. As of March 31, 2024, approximately $45.6 million remained available for stock repurchases pursuant to our stock repurchase program.

Cash Flow Summary - Three Months Ended March 31, 2025 and 2024

The following table summarizes our cash flows for the periods presented.

	Three months ended March 31,
	2025	2024
	(dollars in thousands)
Net cash used in
Operating activities	$(12,169)	$(3,337)
Investing activities	(3,469)	(956)
Financing activities	(1,505)	(6,462)

Operating Activities

For the three months ended March 31, 2025, our operating activities used $12.2 million in cash resulting primarily from our net loss of $40.2 million and $2.6 million used in changes in our operating assets and liabilities, partially offset by approximately $30.6 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $16.1 million decrease in deferred revenue and a $2.6 million decrease in accrued expenses and other liabilities, partially offset by a $9.4 million decrease in accounts receivable, a $2.8 million decrease in deferred cost of revenue, a $2.5 million increase in accounts payable and a $1.9 decrease in inventory. Non-cash expenses consisted primarily of a $24.9 million goodwill impairment - refer to Note 2 Significant Accounting Policies, $2.8 million of stock compensation and $1.9 million of depreciation and amortization.

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

Investing Activities

For the three months ended March 31, 2025, we used $3.5 million of cash for investing activities, resulting primarily from cash paid of $2.2 million for the purchase of property and equipment (primarily tenant improvements for which reimbursement is expected to be received during the quarter ended June 30, 2025) and $1.3 million for capitalized internal-use software development costs,

For the three months ended March 31, 2024, we used $1.0 million of cash for investing activities, resulting primarily from cash paid of $0.9 million for capitalized internal-use software development costs.

Financing Activities

For the three months ended March 31, 2025, our financing activities used $1.5 million of cash, resulting primarily from $1.2 million used for repurchases of Class A common stock, and $0.5 million used for taxes paid related to net share settlements of stock-based compensation awards.

For the three months ended March 31, 2024, our financing activities used $6.5 million of cash, resulting primarily from $4.4 million used for repurchases of Class A common stock, $1.5 million used for earnout payments related to the iQuue acquisition, and $0.9 million used for taxes paid related to net share settlements of stock-based compensation awards.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

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

Goodwill

Goodwill represents the excess of cost over net assets of our completed business combinations. We test for potential impairment of goodwill on an annual basis as of September 30 to determine if the carrying value is less than the fair value. We will conduct additional tests between annual tests if there are indications of potential goodwill impairment. During the three months ended March 31, 2025, we experienced a sustained decline in stock price, resulting in a significant decrease in market capitalization. As a result, we conducted an interim impairment test utilizing the qualitative approach and determined that impairment is more likely than not. As a result, we then performed an interim quantitative impairment test which resulted in an indication of impairment.

The fair value of the reporting unit used in this impairment test was determined using a combination of an income approach and market-based approach. The mix between the two approaches requires significant judgement. As a result of these tests, we recorded a goodwill impairment charge of $24,929.

The significant assumptions used in determining the fair value of the reporting unit under the income approach primarily relate to revenue growth rate, forecasted EBITDA and the selected discount rate used in the discounted cash flow model. The significant assumptions used in the market-based approach primarily relate to the forecasted EBITDA margin, the selected control premium, and selected revenue and EBITDA multiples, which require significant judgement.

To the extent that inputs and assumptions used in the analysis change, such as an increased discount rate, updated cash flow projections, or decreases to Guideline companies’ multiples, additional impairment charges may be recorded in the future. In addition, a further decrease in our common stock share price and market capitalization could be an indicator of a decrease in the fair value of our equity.

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and revenue and EBITDA multiples require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties, and different assumptions could lead to materially different results. Our goodwill balance was $92.3 million and $117.3 million as of March 31, 2025 and December 31, 2024, respectively.

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

The grant date fair value is also utilized with respect to RSUs with performance and service conditions to vest. For RSUs with a performance condition, based on a liquidity event, as well as a service condition to vest, no compensation expense is recognized until the performance condition has been satisfied. Subsequent to the liquidity event, compensation expense is recognized to the extent the requisite service period has been completed and compensation expense thereafter is recognized on an accelerated attribution method. Under the accelerated attribution method, compensation expense is recognized over the remaining requisite service period for each service condition tranche as though each tranche is, in substance, a separate award. In August 2021, we completed the merger with FWAA, which met the liquidity event vesting condition and triggered the recognition of compensation expense for awards of RSUs, or applicable portions of such awards, for which the time-based vesting condition had been satisfied.

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

Interest Rate Fluctuation Risk

As of March 31, 2025, we had cash, cash equivalents, and restricted cash of approximately $125.6 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $12.6 million, or decrease our annual interest income by $4.8 million, based on our cash position as of March 31, 2025.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report and, based on such evaluation, have concluded that our disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1 - Legal Proceedings

From time to time, we are subject to various claims, charges and litigation matters that arise in the ordinary course of business. We believe these actions are a normal incident of the nature and kind of business in which we are engaged. While it is not feasible to predict the outcome of these matters with certainty, we do not believe that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or prospects. See Note 12 - Commitments and Contingencies for additional information.

Item 1A - Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of risks and uncertainties relating to our business, please see the section titled "Risk Factors" in our Annual Report on 10-K filed with the SEC on March 5, 2025. Other than the risk factors below, there have been no material changes from the risk factors disclosed therein. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

We may not successfully manage the transition of leadership associated with the departure of our Chief Executive Officer, which could have an adverse impact on us.

On April 10, 2025, we announced the departure of Michael Shane Paladin as the Company’s Chief Executive Officer and as a member of our board of directors. In connection with Mr. Paladin's departure, John Dorman, our Board Chair, was appointed as our Interim Chief Executive Officer, and Alison Dean, a current member of our board of directors, was appointed as lead independent director of the Board. Our success will depend, in part, on our management of the transition to our Interim Chief Executive Officer, the effectiveness of our Interim Chief Executive Officer, our search for, transition to and integration of a permanent successor Chief Executive Officer, and the effectiveness of the permanent successor, if appointed. There can be no assurance that we will be successful in finding a suitable permanent successor or that we will be able to do so in a timely manner. The Chief Executive Officer position is critical to executing on and achieving our vision, strategic direction, culture, and products. The leadership transition may create uncertainty among employees, suppliers and customers, divert resources and management attention, and impact public or market perception, our stock price or our performance, any of which could negatively impact our ability to operate effectively which could have an adverse impact on our business and results of operations.

We are not in compliance with the NYSE’s minimum share price requirement, and, as a result, shares of our common stock may be delisted from the NYSE, which would have an adverse impact on the trading volume, liquidity and market price of shares of our Class A Common Stock.

On May 2, 2025, we received a written notification from the NYSE that as of May 2, 2025, we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we can regain compliance with the minimum share price requirement if, on the last trading-day of any calendar month during the cure period, the company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If we do not regain compliance within six months, the NYSE may commence suspension and delisting procedures with respect to our Class A common stock. We intend to notify NYSE that we intend to cure the continued listing standard deficiency and to return to compliance with Section 802.01C. We intend to monitor the closing price of the Class A common stock and to consider available alternatives, including, but not limited to, a reverse stock split, subject to stockholder approval, if necessary to cure the stock price non-compliance.

While we expect to regain compliance with the NYSE’s listing requirements, there can be no assurance that we will do so. If the NYSE delists our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, it could adversely affect our business, financial condition, and results of operations and would likely result in decreased liquidity and greater volatility, which may materially and adversely affect the value of our Class A common stock. A delisting of our Class A common stock could negatively impact our company and holders of our Class A common stock, including by reducing the willingness of investors to hold our Class A common stock because of the resulting decreased price, liquidity and trading of our Class A common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our Class A common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares of Class A common stock in the future. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us, and limit our access to debt and equity financing.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
January 1 - January 31, 2025	-	$-	-	$21,587
February 1 - February 28, 2025	-	$-	-	$21,587
March 1 - March 31, 2025	1,018	$1.18	1,018	$20,395
Total	1,018		1,018

(1) In March 2024, our board of directors authorized the repurchase of up to $50,000,000 of our Class A common stock. Repurchases under the program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The repurchase program does not have an expiration date and may be suspended at any time at our discretion. Refer to Note 7 — Convertible Preferred Stock and Equity in Part I, Item 1 of this Report for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6 - Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
10.1†	Severance Agreement and Release between SmartRent, Inc. and Michael Shane Paladin, dated April 9, 2025.			Filed herewith
10.2†	Employment Agreement, dated as of April 9, 2025, by and between SmartRent.com, Inc. and John Dorman.			Filed herewith
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.2	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SmartRent, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

† Indicates a management contract or any compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of May 2025.

SmartRent, Inc.

By:	/s/ John Dorman

John Dorman
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daryl Stemm

Daryl Stemm
Chief Financial Officer
(Principal Financial and Accounting Officer)