Form 10-Q
period 2025-06-30
SmartRent, Inc.
filed 2025-08-06
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025, there were 188,070,618 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

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
our ability to manage our supply chain;
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
•
our expectations regarding our share repurchase program;
•
our ability to satisfy certain New York Stock Exchange (“NYSE”) listing requirements;
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
•
our ability to prevent serious errors or defects across, and to otherwise maintain the uninterrupted operation of our network;
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

PART I. Financial Information

Item 1 - Financial Statements (Unaudited)

SMARTRENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	As of
	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$105,044	$142,482
Accounts receivable, net	58,571	59,299
Inventory	33,352	35,261
Deferred cost of revenue, current portion	5,782	8,727
Prepaid expenses and other current assets	14,794	11,881
Total current assets	217,543	257,650
Property and equipment, net	5,583	2,451
Deferred cost of revenue	910	3,073
Goodwill	92,339	117,268
Intangible assets, net	21,438	23,375
Other long-term assets	16,156	16,359
Total assets	$353,969	$420,176

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,664	$8,716
Accrued expenses and other current liabilities	30,588	27,245
Deferred revenue, current portion	37,807	35,071
Total current liabilities	80,059	71,032
Deferred revenue	28,550	52,588
Other long-term liabilities	6,511	7,121
Total liabilities	115,120	130,741

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares of preferred stock issued and outstanding as of June 30, 2025 and December 31, 2024	-	-

Stockholders' equity
Class A common stock, $0.0001 par value; 500,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 188,064 and 192,049 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	19	19
Additional paid-in capital	642,010	637,361
Accumulated deficit	(403,809)	(347,847)
Accumulated other comprehensive loss	629	(98)
Total stockholders' equity	238,849	289,435
Total liabilities, convertible preferred stock and stockholders' equity	$353,969	$420,176

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue
Hardware	$15,143	$24,676	$33,973	$53,753
Professional services	4,327	5,816	8,220	9,274
Hosted services	18,838	18,026	37,459	35,980
Total revenue	38,308	48,518	79,652	99,007

Cost of revenue
Hardware	12,868	16,318	26,828	35,002
Professional services	6,237	8,869	13,530	15,317
Hosted services	6,535	6,026	13,064	11,960
Total cost of revenue	25,640	31,213	53,422	62,279

Operating expense
Research and development	6,465	7,484	14,723	15,846
Sales and marketing	6,375	4,716	11,145	9,270
General and administrative	11,513	12,023	28,407	28,689
Total operating expense	24,353	24,223	54,275	53,805

Impairment charge	-	-	24,929	-

Loss from operations	(11,685)	(6,918)	(52,974)	(17,077)

Interest income, net	1,012	2,290	2,212	4,699
Other income, net	(220)	91	(207)	194
Loss before income taxes	(10,893)	(4,537)	(50,969)	(12,184)

Income tax (benefit) expense	(33)	68	75	113
Net loss	$(10,860)	$(4,605)	$(51,044)	$(12,297)
Other comprehensive loss
Foreign currency translation adjustment	639	(11)	727	(5)
Comprehensive loss	$(10,221)	$(4,616)	$(50,317)	$(12,302)
Net loss per common share
Basic and diluted	$(0.06)	$(0.02)	$(0.27)	$(0.06)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	188,755	201,986	190,577	202,735

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity

Balance, December 31, 2024	-	$-	192,049	$19	$637,361	$(347,847)	$(98)	$289,435
Stock-based compensation	-	-	-	-	2,836	-	-	2,836
Issuance of Class A common stock upon vesting of equity awards	-	-	906	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(328)	-	(478)	-	-	(478)
ESPP purchases	-	-	140	-	175	-	-	175
Repurchases of Class A common stock			(1,018)	-	-	(1,202)	-	(1,202)
Net loss	-	-	-	-	-	(40,184)	-	(40,184)
Other comprehensive income	-	-					88	88
Balance, March 31, 2025	-	-	191,749	19	639,894	(389,233)	(10)	250,670
Stock-based compensation	-	-	-	-	2,161	-	-	2,161
Issuance of common stock upon vesting of equity awards	-	-	438	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(57)	-	(45)	-	-	(45)
Repurchases of Class A common stock	-	-	(4,066)	-		(3,716)	-	(3,716)
Net loss	-	-	-	-	-	(10,860)	-	(10,860)
Other comprehensive loss	-	-	-	-	-	-	639	639
Balance, June 30, 2025	-	$-	188,064	$19	$642,010	$(403,809)	$629	$238,849

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

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,044)	$(12,297)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	4,009	3,086
Impairment of investment in non-affiliate	-	2,250
Goodwill impairment	24,929	-
Provision for warranty expense	497	(837)
Non-cash lease expense	449	732
Stock-based compensation	4,997	6,565
Change in fair value of earnout related to acquisition	(294)	140
Non-cash interest expense	72	72
Provision for excess and obsolete inventory	594	120
Provision for expected credit losses	141	1,360
Non-cash legal expense (Note 12 "Commitments and Contingencies")	-	4,955
Change in operating assets and liabilities
Accounts receivable	897	(4,712)
Inventory	1,378	2,059
Deferred cost of revenue	5,108	5,155
Prepaid expenses and other assets	(2,821)	(1,839)
Accounts payable	2,914	(8,663)
Accrued expenses and other liabilities	2,584	(3,339)
Deferred revenue	(21,311)	(11,208)
Lease liabilities	(198)	(813)
Net cash used in operating activities	(27,099)	(17,214)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,462)	(275)
Capitalized software costs	(2,388)	(1,722)
Net cash used in investing activities	(5,850)	(1,997)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchases of Class A common stock	(4,918)	(6,381)
Proceeds from options exercise	-	2
Proceeds from ESPP purchases	175	337
Taxes paid related to net share settlements of stock-based compensation awards	(523)	(1,267)
Payment of earnout related to acquisition	-	(1,530)
Net cash used in financing activities	(5,266)	(8,839)
Effect of exchange rate changes on cash and cash equivalents	777	23
Net decrease in cash, cash equivalents, and restricted cash	(37,438)	(28,027)
Cash, cash equivalents, and restricted cash - beginning of period	142,482	215,709
Cash, cash equivalents, and restricted cash - end of period	$105,044	$187,682

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$105,044	$187,435
Restricted cash, current portion	-	247
Total cash, cash equivalents, and restricted cash	$105,044	$187,682

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2025	2024
Supplemental disclosure of cash flow information
Interest paid	$125	$131
Cash paid for income taxes	299	165
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	23	55
Stock repurchases excise tax charged to equity	32	19

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements as of December 31, 2024, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 5, 2025. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Condensed Consolidated Financial Statements related to the three and six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any future period.

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and Hosted Services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for expected credit losses on the Condensed Consolidated Balance Sheets. The allowance for expected credit losses totaled $2,938 and $2,797 as of June 30, 2025, and December 31, 2024, respectively. The provision for expected credit losses is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The provision for expected credit losses totaled $(26) and $179 for the three months ended June 30, 2025 and 2024, respectively. The provision for expected credit losses totaled $141 and $1,360 for the six months ended June 30, 2025 and 2024, respectively. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for expected credit losses based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Condensed Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for expected credit losses. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Condensed Consolidated Balance Sheet date. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue		Revenue
	As of		For the three months ended		For the six months ended
	June 30, 2025	December 31, 2024	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Customer A	14%	14%	*	*	*	*
Customer B	14%	12%	11%	*	13%	16%
Customer C	21%	21%	*	26%	*	15%
Customer D	*	*	*	*	18%	*

* Total less than 10% for the respective period

Inventory

Inventories, which are comprised of smart home equipment and components, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

In August 2023, the Company entered into a Product Sales Agreement (the "Agreement") with ADI Global Distribution ("ADI"), pursuant to which, ADI agreed to serve as the Company's non-exclusive hardware fulfillment partner throughout the United States, Canada, and Puerto Rico. The Company was subject to certain buy-back provisions relating to the transferred inventory. As of December 31, 2024, the Company recorded $537 in connection with the buy-back provision, which is recorded in other current liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2025, there was no amount recorded in connection with the buy-back provision.

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

The fair value of the reporting unit used in this impairment test was determined using the combination of an income approach and market-based approach. The mix between the two approaches requires significant judgement, however, the Company engaged a third-party valuation specialist to assist with its assessment. As a result of this test, the Company recorded a goodwill impairment charge of $24,929 during the three months ended March 31, 2025. There was no such charge during the three months ended June 30, 2025 or three and six months ended June 30, 2024.

	June 30, 2025	December 31, 2024
Balance at beginning of period	$117,268	$117,268
Impairment charge	(24,929)	-
Balance at end of period	$92,339	$117,268

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended June 30, 2025 and 2024, warranty expense included in cost of hardware revenue was $311 and $136, respectively. For the six months ended June 30, 2025 and 2024, warranty expense included in cost of hardware revenue was $426 and $43, respectively. As of June 30, 2025, and December 31, 2024, the Company’s warranty allowance was $856 and $1,077, respectively, and is recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2025 or 2024. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. During the three months ended June 30, 2025 and 2024, the Company capitalized $1,120 and $1,815, respectively, of research and development costs in other long-term assets on the Consolidated Balance Sheets. During the six months ended June 30, 2025 and 2024, the Company capitalized $2,935 and $2,655, respectively, of research and development costs in other long-term assets on the Consolidated Balance Sheets. As of June 30, 2025, the Company had capitalized $15,269 of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets, of which $10,764 remained to be amortized. As of December 31, 2024, the Company had capitalized $12,334 of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets, of which $9,543 remains to be amortized.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $335 and $149 of advertising expenses for the three months ended June 30, 2025 and 2024, respectively. The Company incurred $558 and $232 of advertising expenses for the six months ended June 30, 2025 and 2024, respectively.

Segments

The Company has one operating segment and one reportable segment. Its chief operating decision maker ("CODM") was the Company’s prior Chief Executive Officer until the Chief Executive Officer’s resignation on July 29, 2024. On that date, a management committee comprised of certain of the Company’s executives became the CODM until February 24, 2025 (the “Start Date”) and effective as of the Start Date, the Company appointed a new President and Chief Executive Officer who acted as the CODM until his departure on April 9, 2025 (the "End Date"). Effective as of the End Date, the Company appointed an interim Chief Executive Officer who served as the CODM until his departure on June 16, 2025. Effective June 16, 2025, the Company appointed a new President and Chief Executive Officer who currently serves as the CODM. The CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. Refer to Note 13 - Segment Reporting for more information on the Company's operating and reportable segments.

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

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of
		June 30, 2025			December 31, 2024
Assets on the Condensed Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$105,044	$-	$105,044	$142,482	$-	$142,482
Total		$105,044	$-	$105,044	$142,482	$-	$142,482

The Company reports the current portion of restricted cash as a separate item in the Condensed Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Condensed Consolidated Balance Sheets.

		As of
		June 30, 2025		December 31, 2024
Liabilities on the Condensed Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$1,466	$1,466	$1,760	$1,760
Total liabilities		$1,466	$1,466	$1,760	$1,760

In December 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC ("iQuue"). The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Condensed Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Condensed Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the six months ended June 30, 2025 and year ended December 31, 2024 are as follows.

	As of
	June 30, 2025	December 31, 2024
Balance at beginning of period	$1,760	$4,250
Payment of earnout in connection with the iQuue acquisition	-	(1,530)
Change in fair value of earnout	(294)	(960)
Balance at end of period	$1,466	$1,760

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The fair value of the earnout payment is measured on a recurring basis at each reporting date. During the six months ended June 30, 2025, the Company recorded a $294 decrease in the fair value of the earnout to reflect that actual value of the earnout as of the end of the earnout period on June 30, 2025. The final earnout payment of $1,466 was made in July 2025. During the six months ended June 30, 2024, the Company determined there was a $140 increase in the fair value of the earnout, primarily due to a decreased payment term as the Company is six months closer to the payout date. The Company recorded these adjustments in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss. The following table sets forth the weighted-average assumptions used to estimate the fair value of the earnout payment as of December 31, 2024. No such estimate was made as of June 30, 2025 as the earnout amount was finalized as of June 30, 2025 and was paid in July 2025.

As of
December 31, 2024
Discount Rate	12.30%
Volatility	40.00%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and SmartRent Solution.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue by geography
United States	$38,288	$47,852	$79,608	$98,153
International	20	666	44	854
Total revenue	$38,308	$48,518	$79,652	$99,007

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue by type
Hardware	$15,143	$24,676	$33,973	$53,753
Professional services	4,327	5,816	8,220	$9,274
Hosted services	18,838	18,026	37,459	$35,980
Total revenue	$38,308	$48,518	$79,652	$99,007

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

	For the three months ended June 30,								For the six months ended June 30,
	2025				2024				2025				2024
	(dollars in thousands)								(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2025	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2025	Hardware	Professional Services	Hosted Services	Total 2024
Smart Communities Solutions
Smart Apartments	$13,558	$3,807	$14,609	$31,974	$22,124	$4,461	$14,146	$40,731	$31,255	$6,801	$29,024	$67,080	$49,556	$7,171	$28,216	$84,943
Access Control	1,193	267	614	2,074	866	918	379	2,163	1,832	743	1,145	3,720	1,883	1,517	735	4,135
Community WiFi	54	41	209	304	13	221	179	413	57	259	402	718	147	234	346	727
Other	338	212	781	1,331	1,673	216	551	2,440	829	417	1,464	2,710	2,170	396	961	3,527
Smart Operations Solutions	-	-	2,625	2,625	-	-	2,771	2,771	-	-	5,424	5,424	(3)	(44)	5,722	5,675
Total Revenue	$15,143	$4,327	$18,838	$38,308	$24,676	$5,816	$18,026	$48,518	$33,973	$8,220	$37,459	$79,652	$53,753	$9,274	$35,980	$99,007

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

	For the six months ended June 30,
	2025	2024
Deferred revenue balance as of January 1	$87,659	$123,159
Revenue recognized from balance of deferred revenue at the beginning of the period	(21,448)	(8,656)
Revenue deferred during the period	6,187	7,075
Revenue recognized from revenue originated and deferred during the period	(807)	(2,010)
Deferred revenue balance as of March 31	71,591	119,568
Revenue recognized from balance of deferred revenue at the beginning of the period	(8,454)	(8,914)
Revenue deferred during the period	6,202	4,244
Revenue recognized from revenue originated and deferred during the period	(2,982)	(3,040)
Deferred revenue balance as of June 30	66,357	111,858

As of June 30, 2025, the Company expects to recognize 57% of its total deferred revenue within the next 12 months, 22% of its total deferred revenue between 13 and 36 months, 18% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of June 30, 2025 and 2024 are $13,283 and $30,635, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights. Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	June 30, 2025	December 31, 2024
Finished Goods	$32,967	$34,876
Raw Materials	385	385
Total inventory	$33,352	$35,261

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the three months ended June 30, 2025 and 2024, the Company recorded write-downs of $387 and $75, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded write-downs of $594 and $171, respectively.

Prepaid expenses and other current assets consisted of the following.

	As of
	June 30, 2025	December 31, 2024
Prepaid expenses	$7,759	$7,867
Other current assets	7,035	4,014
Total prepaid expenses and other current assets	$14,794	$11,881

Property and equipment, net consisted of the following.

	As of
	June 30, 2025	December 31, 2024
Leasehold improvements	$5,169	$2,185
Computer hardware	2,320	2,469
Warehouse and other equipment	879	815
Furniture and fixtures	305	153
Property and equipment	8,673	5,622
Less: Accumulated depreciation	(3,090)	(3,171)
Total property and equipment, net	$5,583	$2,451

Depreciation and amortization expense on all property, plant and equipment was $170 and $195 during the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense on all property, plant and equipment was $359 and $377 during the six months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025, accumulated depreciation decreased due to the disposal of property and equipment.

Intangible assets, net consisted of the following.

	As of
	June 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(7,335)	$15,655	$22,990	$(6,223)	$16,767
Developed technology	10,600	(5,118)	5,482	10,600	(4,383)	6,217
Trade name	900	(599)	301	900	(509)	391
Total intangible assets, net	$34,490	$(13,052)	$21,438	$34,490	$(11,115)	$23,375

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Amortization expense on all intangible assets was $968 for the three months ended June 30, 2025 and 2024. Amortization expense on all intangible assets was $1,937 for the six months ended June 30, 2025 and 2024. Total future amortization for finite-lived intangible assets is estimated as follows.

Amortization Expense
2025 - Remaining	$1,937
2026	3,873
2027	3,734
2028	3,693
2029	2,554
Thereafter	5,647
Total	$21,438

Other long-term assets consisted of the following.

	As of
	June 30, 2025	December 31, 2024
Capitalized software costs, net	$9,994	$9,463
Operating lease - ROU asset, net	3,360	3,808
Other long-term assets	2,802	3,088
Total other long-term assets	$16,156	$16,359

Amortization expense for capitalized software costs was $876 and $388 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for capitalized software costs was $1,617 and $711 for the six months ended June 30, 2025 and 2024, respectively.

Accrued expenses and other current liabilities consisted of the following.

	As of
	June 30, 2025	December 31, 2024
Accrued expenses	$19,369	$13,052
Accrued compensation costs	6,834	8,249
Accrued acquisition consideration	1,466	1,760
Warranty allowance	856	1,077
Other	2,063	3,107
Total accrued expenses and other current liabilities	$30,588	$27,245

Other long-term liabilities consisted of the following.

	As of
	June 30, 2025	December 31, 2024
Lease liability, noncurrent	$6,415	$7,021
Other long-term liabilities	96	100
Total other long-term liabilities	$6,511	$7,121

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of June 30, 2025. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Condensed Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended June 30, 2025 and 2024, the Company recorded $36 and $38, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. For each of the six months ended June 30, 2025 and 2024, the Company recorded $72 of amortization expense in connection with these costs, as a component of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of June 30, 2025, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the three months ended June 30, 2025 and 2024, the facility fee totaled $45 and $44, respectively. During the six months ended June 30, 2025 and 2024, the facility fee totaled $92 and $87, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of June 30, 2025, and through the date these condensed consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of June 30, 2025 and December 31, 2024, there was no outstanding principal amount under the Senior Revolving Facility.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of June 30, 2025, there are no preferred stock issued or outstanding.

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

During the three months ended June 30, 2025, the Company repurchased and subsequently retired 4,066 shares of our Class A common stock under the stock repurchase program at an average price of $0.91 per share for a total of $3,684, including $41 of broker fees. During the six months ended June 30, 2025, the Company repurchased and subsequently retired 5,084 shares of our Class A common stock under the stock repurchase program at an average price of $0.96 per share for a total of $4,886, including $51 of broker fees. As of June 30, 2025, approximately $16,751 remained available for stock repurchases pursuant to our stock repurchase program.

During the three months ended June 30, 2024, the Company repurchased and subsequently retired 765 shares of our Class A common stock under the stock repurchase program at an average price of $2.62 per share for a total of $2,008, including broker fees of $8. During the six months ended June 30, 2024, the Company repurchased and subsequently retired 2,360 shares of our Class A common stock under the stock repurchase program at an average price of $2.70 per share for a total of $6,381, including $15 of broker fees. The Company has elected to record the amount paid to repurchase the shares in excess of the par value entirely to accumulated deficit. As of June 30, 2024, approximately $43,643 remained available for stock repurchases pursuant to our stock repurchase program.

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

The table below summarizes the activity pursuant to the 2021 Plan, for the six months ended June 30, 2025, and the shares available for future issuances as of June 30, 2025 and December 31, 2024.

Shares Available for Future Issuance
Shares available as of December 31, 2024	16,856
RSUs issued, net	(5,097)
Shares available as of March 31, 2025	11,759
Stock options forfeited	427
RSUs issued, net	(3,713)
Shares available as of June 30, 2025	8,473

The table below summarizes the activity related to stock options, pursuant to the 2018 Stock Plan and 2021 Plan, for the six months ended June 30, 2025.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2024	4,165	$1.90	6.74	$2,445
<no activity>	-	$-
March 31, 2025	4,165	$1.90	6.50	$1,414
Forfeited	(427)	$3.07
June 30, 2025	3,738	$1.77	6.16	$993
Exercisable options as of June 30, 2025	2,692	$1.22	4.90	$993

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the three months ended June 30, 2025 and 2024, stock-based compensation expense of $213 and $674, respectively, was recognized in connection with the outstanding options. During the six months ended June 30, 2025 and 2024, stock-based compensation expense of $508 and $1,366, respectively, was recognized in connection with the outstanding options. As of June 30, 2025, there is $2,192 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Stock Plan and 2021 Plan, for the six months ended June 30, 2025.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2024	5,310	$2.69
Granted	6,760	$1.49
Vested or distributed	(906)	$3.52
Forfeited	(563)	$1.93
March 31, 2025	10,601	$1.90
Granted	6,034	$0.85
Vested or distributed	(438)	$3.19
Forfeited	(2,869)	$1.35
June 30, 2025	13,328	$1.53

No right to any Class A Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment or other service. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

In June 2025, the Company granted RSU awards under the 2021 Plan to Frank Martell, the Company's President and Chief Executive Officer. Mr. Martell’s grant consisted of time-based RSUs covering 1,800 shares of the Company's Class A common stock. The RSUs will vest in four substantially equal quarterly installments, such that 100% of the RSUs subject to the grant will be vested as of June 30, 2026, subject to the terms of Mr. Martell’s award agreement.

During the three months ended June 30, 2025 and 2024, stock-based compensation expense of $1,935 and $2,576, respectively, was recognized in connection with the vesting of all RSUs. During the six months ended June 30, 2025 and 2024, stock-based compensation expense of $4,479 and $5,142, respectively, was recognized in connection with the vesting of all RSUs. As of June 30, 2025, there is $17,258 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.

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

In March 2025, the Company granted inducement awards under the Inducement Plan to Michael Shane Paladin, the Company's then President and Chief Executive Officer, as inducement awards in connection with the Start Date. Mr. Paladin’s grant consisted of time-based RSUs covering 1,791 shares of the Company's Class A common stock and performance stock units ("PSUs") covering a target of 2,320 shares of the Company's Class A common stock. The RSUs vest at a rate of one-third of the RSUs annually on each anniversary of the Start Date, subject in each case to Mr. Paladin’s continued employment through the applicable vesting date. While the target number of PSUs granted is 2,320, the actual number of shares of Class A common stock earned pursuant to the PSUs, if any, are determined based on the achievement of performance goals relating to Company stock price during a five-year performance period from the Start Date, and vest based on Mr. Paladin’s continued employment, with 50% of any shares achieved vesting on the four-year anniversary of the Start Date, and 100% of any shares achieved but not yet paid vesting on the five-year anniversary of the Start Date. The maximum number of shares that may vest under the PSUs is 200% of the target number of shares subject to such award. In April 2025, the Company announced the departure of Mr. Paladin effective as of the End Date. As of the End Date, no shares had vested and all inducement awards granted were forfeited and returned to the Inducement Plan.

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

The ESPP allows employees to purchase shares of the Company's Class A Common Stock approximately every six months at a per share purchase price equal to 85 percent of the quoted market price of a share of the Company’s Class A Common Stock on (i) the first day of the offering period or (ii) the applicable purchase date of such offering period, whichever quoted market price is lower. During the three months ended June 30, 2025 and 2024, stock-based compensation expense of $13 and $34, respectively, was recognized in connection with the ESPP. During the six months ended June 30, 2025 and 2024, stock-based compensation expense of $10 and $57, respectively, was recognized in connection with the ESPP.

The table below summarizes the activity related to the ESPP for the six months ended June 30, 2025.

ESPP Activity	Shares Available for Sale
December 31, 2024	7,109
Annual additions to the plan	1,920
Shares purchased	(140)
March 31, 2025	8,889
<no activity>	-
June 30, 2025	8,889

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Stock-Based Compensation

During the six months ended June 30, 2024, there were options granted covering 2,527 shares. There were no such options granted during the three months ended June 30, 2024 or the three and six months ended June 30, 2025. The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2025 and 2024.

	For the six months ended June 30,
	2025(1)	2024
Risk free interest	-	4.09%
Dividend yield	-	0.00%
Expected volatility	-	75.00%
Expected life (years)	-	6.25

(1) 2025 assumptions are not applicable as no options were granted during the six months ended June 30, 2025.

The Company recorded stock-based compensation expense as follows.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Cost of revenue	$126	$292	$419	$590
Research and development	770	953	1,942	1,914
Sales and marketing	181	165	409	296
General and administrative	1,084	1,874	2,227	3,765
Total	$2,161	$3,284	$4,997	$6,565

NOTE 9. INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was 0.30% and (1.50%) for the three months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate (ETR) from continuing operations was (0.15%) and (0.93%) for the six months ended June 30, 2025 and 2024, respectively. The Company’s ETR during the three and six months ended June 30, 2025 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Common stock options and restricted stock units	17,067	15,620	17,067	15,620
Total	17,067	15,620	17,067	15,620

NOTE 11. RELATED-PARTY TRANSACTIONS

A member of the Board served on the board of directors of a SmartRent customer until June 2024. For the three and six months ended June 30, 2024, the Company earned revenue from this customer of $618 and $1,298, respectively. There was no related party relationship as of June 30, 2025. All business dealings with the customer were entered into in the ordinary course of business and the arrangements are on terms no more favorable than terms that would be available to unaffiliated third parties under the same or similar circumstances.

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

In February 2024, a putative class action complaint was filed against Fifth Wall Acquisition Sponsor, LLC, Fifth Wall Asset Management, LLC (the “FWAA Defendants”), and the individual directors of Fifth Wall Acquisition Corp. I (“FWAA”) (the “Director Defendants” and collectively the “Defendants”) in the Delaware Court of Chancery by a stockholder of FWAA for purported damages arising from the business combination with SmartRent.com, Inc. (the "2024 Class Action”). The complaint asserts claims for (i) breach of fiduciary duty against the Director Defendants; (ii) aiding and abetting breach of fiduciary duty claims against Fifth Wall Asset Management LLC; and (iii) unjust enrichment claims against all Defendants, for purported actions relating to FWAA’s August 24, 2021 merger with legacy SmartRent.com, Inc. The parties engaged in discovery and document production to date. Beginning in February 2025, the parties participated in a mediation, which ultimately led to all the parties’ agreement to settle the 2024 Class Action for $11,375. The parties are continuing to negotiate the documentation of the settlement, which has not yet been executed and remains subject to court approval.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

As the surviving entity following the business combination, the Company presently has certain advancement obligations to the Director Defendants in connection with the 2024 Class Action which includes the costs of their defense of such litigation. While the Director Defendants are the beneficiaries of coverage for such costs up to $10,000 by directors’ and officers’ insurance (“D&O insurance”), the D&O insurance is subject to a retention of $5,000. The Company has notified the relevant D&O insurance carriers of the 2024 Class Action and is litigating coverage and allocation issues in a separate action filed in the Delaware Superior Court in December 2024 (the “Coverage Action”). The allocation issues arise out of the D&O insurance carriers’ assertion that the allegations in the 2024 Class Action include claims against the FWAA Defendants, who are not named insureds, as well as claims against the Director Defendants in both their insured and uninsured capacities. Concurrent with the mediated settlement of the 2024 Class Action, the Company negotiated a settlement with the primary D&O insurance carrier that the parties are in the process of documenting. The primary D&O insurance carrier has agreed to fund a portion of the settlement of the 2024 Class Action in exchange for dismissal of the claims against it in the Coverage Action. FWAA has also agreed to contribute to the settlement of the 2024 Class Action in an amount that satisfies its retention on a separate insurance policy. The Company is continuing to pursue the Coverage Action against the excess D&O insurance carrier, but the Company has agreed to mediate with the excess D&O insurance carrier, which maintains a policy providing an additional $5,000 of D&O insurance coverage, regarding the percentage allocation of the 2024 Class Action settlement to the Director Defendants in their insured capacities.

Legal expenses incurred by the Company during the three months ended June 30, 2025 included $1,886 of legal fees and $6,375 of accrued settlement costs, offset by committed insurance and third-party contributions of $7,500 toward the 2024 Class Action. During the three months ended June 30, 2024, the Company incurred legal fees of $293 related to the 2024 Class Action. Legal expenses incurred by the Company during the six months ended June 30, 2025 included $3,462 of legal fees and $11,375 of accrued settlement costs, offset by committed insurance and third-party contributions of $7,500 toward the 2024 Class Action. During the six months ended June 30, 2024, the Company incurred $293 related to the 2024 Class Action. These legal expenses were recorded within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. As of June 30, 2025 and December 31, 2024, an accrual of $11,375 and $1,500, respectively, was included within accrued expenses and other current liabilities related to the legal matters discussed above. As of June 30, 2025, a receivable of $6,500 was included within prepaid expenses and other current assets related to committed insurance and third-party contributions related to the legal matter discussed above. No such accrual was included as of December 31, 2024.

NOTE 13. SEGMENT REPORTING

The Company operates as a single operating segment, which is also its only reportable segment as its CODM, which is currently the Company's President and Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $8,863 and $8,023 of assets outside the United States on June 30, 2025, and December 31, 2024, respectively.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The CODM uses revenue, gross profit, operating expenses, and net income as the primary measures to assess performance and to make strategic decisions regarding product development, market expansion, and resource allocation. Key financial performance measures of the segment are as follows.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue
Hardware	$15,143	$24,676	$33,973	$53,753
Professional Services	4,327	5,816	8,220	9,274
Deferred hub amortization	4,619	5,215	9,277	11,257
SaaS	14,219	12,811	28,182	24,723
Total revenue	38,308	48,518	79,652	99,007

Cost of revenue
Hardware	12,868	16,318	26,828	35,002
Professional Services	6,237	8,869	13,530	15,317
Deferred hub amortization	2,300	2,841	4,740	5,726
SaaS	4,235	3,185	8,324	6,234
Total cost of revenue	25,640	31,213	53,422	62,279

Gross profit	12,668	17,305	26,230	36,728

Operating expenses
Operating expenses excluding stock compensation and depreciation and amortization	21,118	20,101	47,353	45,266
Stock compensation	2,035	2,992	4,578	5,975
Depreciation and amortization	1,200	1,130	2,344	2,564
Total operating expenses	24,353	24,223	54,275	53,805

Impairment charge	-	-	24,929	-

Loss from operations	(11,685)	(6,918)	(52,974)	(17,077)

Other segment items(1)	825	2,313	1,930	4,780

Net loss	$(10,860)	$(4,605)	$(51,044)	$(12,297)

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions occurring after June 30, 2025 and through August 6, 2025, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In July and August 2025, 132 shares of the Company's Class A Common Stock were issued to certain employees related to vested RSUs and ESPP purchases.

On August 1, 2025, we received a written notification from the NYSE that we have regained compliance with the minimum share price requirement under Section 802.01C of the NYSE Listed Company Manual as of July 31, 2025.

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

SmartRent is a category leader in the enterprise smart home solutions industry. As of June 30, 2025, we had 847,956 Units Deployed (as defined below) and approximately 600 customers who either have an active subscription or have purchased any SmartRent product in the past twelve months, including many of the largest multifamily residential owners in the United States. As of June 30, 2025, we believe our customers owned an aggregate of approximately 7.0 million rental units; this represents approximately 14% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading single-family rental homeowners, homebuilders, and iBuyers in the United States.

Our Business Model

We generate revenue primarily from sales of smart home systems that enable property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. Our revenue is generated from: (1) the direct sale to our customers of hosted services from monthly subscription fees collected from customers to provide access to Hosted Services including access controls, asset monitoring, WiFi, and related services; (2) the sale and delivery of smart home devices, which generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches; and (3) installation and implementation of smart home devices that enable our Hosted Services. Subscription arrangements have contractual terms ranging from one month to ten years and the weighted average length of our recurring revenue contracts is 4.2 years.

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

Earlier this year, the U.S. government announced tariffs on goods imported from various countries to the U.S. Countries subject to such tariffs have imposed or may in the future impose reciprocal or retaliatory tariffs and other trade measures. An increase in tariffs could have an adverse impact on our cost structure, supply chain, and broader economic environment.

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

In June 2025, we introduced an AI-powered intelligence layer and enhanced energy management tools designed to empower operators. Our energy management tools are powered by real-time thermostat and device data, which can help operators identify energy waste and make smarter energy decisions without adopting new systems or undergoing extra training.

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

Recent Developments

In April 2025, we announced the departure of Michael Shane Paladin as President and Chief Executive Officer, effective April 9, 2025. As part of the transition, Mr. Paladin also resigned as a member of the board of directors. We appointed John Dorman, our Board Chair, as our Interim CEO and President, effective as of April 9, 2025. Alison Dean, an independent member of the Board, was appointed lead independent director of the Board. In June 2025, we announced the appointment of Frank Martell as President and Chief Executive Officer (the “Appointment”). Effective as of the Appointment, Ms. Dean will continue to serve as a member of our Board and was removed as lead independent director of the Board and Mr. Martell replaced John Dorman, who had been serving as Interim Chief Executive Officer and President. Mr. Dorman will continue to serve as our Board Chair.

On May 2, 2025, we received a written notification from the NYSE that as of May 2, 2025, we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we can regain compliance with the minimum share price requirement if, on the last trading-day of any calendar month during the cure period, the company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. On May 13, 2025 we notified the NYSE that we intend to cure the continued listing standard deficiency and to return to compliance with Section 802.01C. As of July 31, 2025 our closing share price was $1.01 and our average closing share price was greater than $1.00 over the 30-day trading period ending July 31, 2025. On August 1, 2025, we received a written notification from the NYSE that we have regained compliance with the minimum share price requirement under Section 802.01C of the NYSE Listed Company Manual as of July 31, 2025.

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

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) and have an active subscription as of a stated measurement date. We utilize the Units Deployed metric to assess the health of our business and measure the trajectory of our growth. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) and resulted in a new active subscription during a stated measurement period. Although our revenue is primarily driven by New Units Deployed and the number of Units Deployed, due to the expansion of our products and services that don't require a Hub Device, and Hub Device upgrades that do not result in net new active subscriptions, the correlation between New Units Deployed and revenue is not as strong as it was historically. Although the correlation has decreased, New Units Deployed is still an indicator of our ability to acquire new customers and expand our relationships with our current customers. As of June 30, 2025 and 2024, we had an aggregate of 847,956 and 771,870 Units Deployed, respectively. For the three months ended June 30, 2025 and 2024, we had 21,068 and 22,469 New Units Deployed, respectively. For the six months ended June 30, 2025 and 2024, we had 39,182 and 52,179 New Units Deployed, respectively.

Units Shipped

We define Units Shipped as the aggregate number of Hub Devices that have been shipped to customers during a stated measurement period. Units Shipped is used to assess the trajectory of our growth and is an indicator of our ability to acquire new customers and expand our relationships with our current customers. However, we caution that Units Shipped also includes Hub Devices for upgrades and out of warranty replacements and may not be an indicator of New Units Deployed in future periods. For the three months ended June 30, 2025 and 2024, we had 26,543 and 48,780 Units Shipped, respectively. For the six months ended June 30, 2025 and 2024, we had 69,961 and 100,524 Units Shipped, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units subject to binding orders executed during a stated measurement period that will result in a New Unit Deployed. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the three months ended June 30, 2025 and 2024 there were 24,319 and 37,691 Units Booked, respectively. For the six months ended June 30, 2025 and 2024 there were 42,529 and 83,981 Units Booked, respectively. For the three months ended June 30, 2025 and 2024, ARR (as defined below) related to Units Booked was $2,397 and $1,690, respectively. For the six months ended June 30, 2025 and 2024, ARR related to Units Booked was $4,643 and $5,310, respectively.

Bookings

We define Bookings as the contract value of hardware, professional services, and the first year of ARR for binding orders executed during a stated measurement period, including renewals and upgrades. We utilize Bookings to measure revenue expected to be earned in future periods from orders contracted during the current period. For the three months ended June 30, 2025 and 2024, Bookings were $30,460 and $45,511, respectively. For the six months ended June 30, 2025 and 2024, Bookings were $57,640 and $84,272, respectively.

SaaS Revenue

We define SaaS Revenue as monthly subscription revenue from fees paid by customers for access to one or more of SmartRent's software applications, including access controls, asset monitoring and related services, and our Community WiFi solution. We believe that SaaS Revenue growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our SaaS Revenue to assess the general health and trajectory of our Hosted Services business. Arrangements with customers do not provide the customer with the right to take possession of SmartRent's software at any time. Customers are granted continuous access to the services over the contractual period. As of June 30, 2025, approximately 35% of our ARR had prepaid payment terms. We believe that our customer base is inherently sticky given the barriers to entry associated with rolling out an integrated enterprise solution across a portfolio of rental units. For the three months ended June 30, 2025 and 2024, we generated SaaS Revenue of $14.2 million and $12.8 million, respectively. For the six months ended June 30, 2025 and 2024, we generated SaaS Revenue of $28.2 million and $24.7 million, respectively.

Annual Recurring Revenue

We define Annual Recurring Revenue ("ARR") as the annualized value of our SaaS Revenue earned in the current quarter, which we calculate by taking the total amount of SaaS Revenue in the current quarter and multiplying that amount by four. We believe that ARR growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our ARR to assess the general health and trajectory of our Hosted Services business. As of June 30, 2025 and 2024, ARR was approximately $56.9 million and $51.2 million, respectively.

Hardware Average Revenue per Unit ("ARPU"), Professional Services ARPU, SaaS ARPU, and Units Booked SaaS ARPU

We define Hardware ARPU as total hardware revenue during a given period divided by the total Units Shipped during the same period. Hardware ARPU is used to evaluate the effectiveness of our hardware pricing and assess our ability to market and sell our hardware offerings. For the three months ended June 30, 2025 and 2024, Hardware ARPU was $571 and $506, respectively. For the six months ended June 30, 2025 and 2024, Hardware ARPU was $486 and $535, respectively.

We define Professional Services ARPU as total professional services revenue during a given period divided by the total New Units Deployed, excluding customer self-installations, during the same period. Professional Services ARPU is used to assess our ability to effectively price our installation services. During the year ended December 31, 2024, we updated the denominator of the calculation to exclude self-installations as self-installations don't materially contribute to professional services revenue. For the three months ended June 30, 2025 and 2024, Professional Services ARPU was $365 and $327, respectively, per the new definition of Professional Services ARPU. Under the previous definition, Professional Services ARPU was $205 and $333 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, Professional Services ARPU was $392 and $278, respectively, per the new definition of Professional Services ARPU. Under the previous definition, Professional Services ARPU was $210 and $281 for the six months ended June 30, 2025 and 2024, respectively.

We define SaaS ARPU as total SaaS Revenue during a given period divided by the average aggregate Units Deployed in the same period divided by the number of months in the period. Average aggregate Units Deployed is calculated as the Units Deployed as of the current period plus the Units Deployed as of the previous period divided by two. SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions. For the three months ended June 30, 2025 and 2024, SaaS ARPU was $5.66 and $5.63, respectively. For the six months ended June 30, 2025 and 2024, SaaS ARPU was $5.67 and $5.53, respectively.

We define Units Booked SaaS ARPU as the first year ARR for binding orders with Units Booked executed during the stated measurement period divided by the total Units Booked in the same period divided by the number of months in the period. Units Booked SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions for orders executed during the period. For the three months ended June 30, 2025 and 2024, Units Booked SaaS ARPU was $8.21 and $8.07, respectively. For the six months ended June 30, 2025 and 2024, Units Booked SaaS ARPU was $9.10 and $7.57, respectively.

Customer Churn

We define Customer Churn as cancelled deployed units during the measurement period divided by Units Deployed as of the beginning of the measurement period. Cancelled deployed units are the previously Units Deployed that have been cancelled during the same measurement period in which a customer cancels all product subscriptions. Our Hosted Services growth is driven by our ability to retain our customers and minimize Customer Churn. For the three months ended June 30, 2025 and 2024, our Customer Churn for our Smart Communities Solutions was 0.08% and 0.03%, respectively. For the six months ended June 30, 2025 and 2024, our Customer Churn for our Smart Communities Solutions was 0.10% and 0.05%, respectively.

Property Net Revenue Retention

We define Property Net Revenue Retention as SaaS Revenue at the end of the current period related to properties which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same properties. Property Net Revenue Retention includes additions to revenue from price increases on existing products, additions of new products at existing properties and transfers of ownership, offset by any reductions in revenue caused by cancellations or downgrades. Property Net Revenue Retention was 102% as of June 30, 2025 compared to 103% as of June 30, 2024.

Customer Net Revenue Retention

We define Customer Net Revenue Retention as SaaS Revenue at the end of the current period related to customers which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same customers. A customer with SaaS Revenue is defined as an entity that has an active subscription during the stated period. Customer Net Revenue Retention includes additions to revenue from transfers of ownership, price increases on existing products and additions of new products at existing properties, offset by any reductions in revenue caused by cancellations or downgrades. Customer Net Revenue Retention was 108% as of June 30, 2025.

The table below summarizes our key metrics.

	Three months ended June 30, 2025			Six months ended June 30, 2025
	2025	2024	Change %	2025	2024	Change %
Hardware
Hardware Units Shipped	26,543	48,780	(46)%	69,961	100,524	(30)%
Hardware ARPU	$571	$506	13%	$486	$535	(9)%
Professional Services
New Units Deployed	21,068	22,469	(6)%	39,182	52,179	(25)%
Professional services ARPU	$365	$327	12%	$392	$278	41%
Hosted Services
Units Deployed	847,956	771,870	10%	847,956	771,870	10%
Average aggregate units deployed	837,784	760,636	10%	828,727	745,781	11%
SaaS ARPU	$5.66	$5.63	0%	$5.67	$5.53	2%
Bookings
Units Booked	24,319	37,691	(35)%	42,529	83,981	(49)%
Bookings (in thousands)	$30,460	$45,511	(33)%	$57,640	$84,272	(32)%
Units Booked SaaS ARPU	$8.21	$8.07	2%	$9.10	$7.57	20%

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

	For the three months ended June 30,								For the six months ended June 30,
	2025				2024				2025				2024
	(dollars in thousands)								(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2025	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services(1)	Total 2025	Hardware	Professional Services	Hosted Services(1)	Total 2024
Smart Communities Solutions
Smart Apartments	$13,558	$3,807	$14,609	$31,974	$22,124	$4,461	$14,146	$40,731	$31,255	$6,801	$29,024	$67,080	$49,556	$7,171	$28,216	$84,943
Access Control	1,193	267	614	2,074	866	918	379	2,163	1,832	743	1,145	3,720	1,883	1,517	735	4,135
Community WiFi	54	41	209	304	13	221	179	413	57	259	402	718	147	234	346	727
Other	338	212	781	1,331	1,673	216	551	2,440	829	417	1,464	2,710	2,170	396	961	3,527
Smart Operations Solutions	-	-	2,625	2,625	-	-	2,771	2,771	-	-	5,424	5,424	(3)	(44)	5,722	5,675
Total Revenue	$15,143	$4,327	$18,838	$38,308	$24,676	$5,816	$18,026	$48,518	$33,973	$8,220	$37,459	$79,652	$53,753	$9,274	$35,980	$99,007

(1) For the three months ended June 30, 2025 and 2024, Hosted services revenue for our Smart Apartments solution included hub amortization revenue of $4,619 and $5,215, respectively. For the six months ended June 30, 2025 and 2024, Hosted services revenue for our Smart Apartments solution included hub amortization revenue of $9,277 and $11,257, respectively.

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

Hosted Services Revenue

We generate hosted services revenue from (1) the direct sale to our customers of hosted services from monthly subscription fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring, WiFi, and related services (“Hosted Services”) and (2) the amortization of non-distinct Hub Devices. The subscription arrangements have contractual terms ranging from one month to ten years and include recurring fixed plan subscription fees. The weighted average length of our recurring revenue contracts is 4.2 years. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer.

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

In 2019, the U.S. administration imposed significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain SmartRent products manufactured overseas to additional import duties. The amount of the import tariff has changed numerous times based on action by the U.S. administration. We continue to monitor changes in policy impacting global trade, including tariff regulation. For example, the U.S. administration has implemented and threatened further increases to tariffs this year on imports from countries such as Canada, Mexico and China. Such actions may increase our cost of hardware revenue and reduce our hardware revenue margins in the future.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

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

	Three months ended June 30, 2025		Change	Change	Six months ended June 30, 2025		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$15,143	$24,676	$(9,533)	(39)%	$33,973	$53,753	$(19,780)	(37)%
Professional services	4,327	5,816	(1,489)	(26)%	8,220	9,274	(1,054)	(11)%
Hosted services	18,838	18,026	812	5%	37,459	35,980	1,479	4%
Total revenue	38,308	48,518	(10,210)	(21)%	79,652	99,007	(19,355)	(20)%

Cost of revenue
Hardware	12,868	16,318	(3,450)	(21)%	26,828	35,002	(8,174)	(23)%
Professional services	6,237	8,869	(2,632)	(30)%	13,530	15,317	(1,787)	(12)%
Hosted services	6,535	6,026	509	8%	13,064	11,960	1,104	9%
Total cost of revenue	25,640	31,213	(5,573)	(18)%	53,422	62,279	(8,857)	(14)%

Operating expense
Research and development	6,465	7,484	(1,019)	(14)%	14,723	15,846	(1,123)	(7)%
Sales and marketing	6,375	4,716	1,659	35%	11,145	9,270	1,875	20%
General and administrative	11,513	12,023	(510)	(4)%	28,407	28,689	(282)	(1)%
Total operating expenses	24,353	24,223	130	1%	54,275	53,805	470	1%

Impairment charge	-	-	-	100%	24,929	-	24,929	100%

Loss from operations	(11,685)	(6,918)	(4,767)	(69)%	(52,974)	(17,077)	(35,897)	(210)%

Other income (expense)
Interest income, net	1,012	2,290	(1,278)	(56)%	2,212	4,699	(2,487)	(53)%
Other income, net	(220)	91	(311)	342%	(207)	194	(401)	(207)%
Loss before income taxes	(10,893)	(4,537)	(6,356)	(140)%	(50,969)	(12,184)	(38,785)	(318)%

Income tax (benefit) expense	(33)	68	(101)	(149)%	75	113	(38)	(34)%
Net Loss	$(10,860)	$(4,605)	$(6,255)	(136)%	$(51,044)	$(12,297)	$(38,747)	(315)%

Comparison of the three and six months ended June 30, 2025 and 2024

Revenue

	Three months ended June 30, 2025		Change	Change	Six months ended June 30, 2025		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$15,143	$24,676	$(9,533)	(39)%	$33,973	$53,753	$(19,780)	(37)%
Professional services	4,327	5,816	(1,489)	(26)%	8,220	9,274	(1,054)	(11)%
Hosted services	18,838	18,026	812	5%	37,459	35,980	1,479	4%
Total revenue	$38,308	$48,518	$(10,210)	(21)%	$79,652	$99,007	$(19,355)	(20)%

Total revenue decreased by $10.2 million, or 21%, to $38.3 million for the three months ended June 30, 2025, from $48.5 million for the three months ended June 30, 2024. The decrease was primarily driven by a $8.8 million decrease in revenue related to our Smart Apartments solution which resulted primarily from a decrease in Units Shipped to 26,543 for the three months ended June 30, 2025 from 48,780 for the three months ended June 30, 2024 and a decrease in New Units Deployed to 21,068 units for the three months ended June 30, 2025 from 22,469 units for the three months ended June 30, 2024, partially offset by a 10% increase in the number of cumulative active subscriptions for our Hosted Services during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Overall decreases in Units Shipped and New Units Deployed are primarily attributable to our customers' decisions to defer capital expenditures, driven by broader macroeconomic conditions. In addition, changes in leadership and the structure of our sales organization have adversely impacted sales and overall volumes.

Total revenue decreased by approximately $19.3 million, or 20%, to $79.7 million for the six months ended June 30, 2025, from $99.0 million for the three months ended June 30, 2024. The decrease was primarily driven by a $17.9 million decrease in revenue related to our Smart Apartments solution which resulted primarily from a 30% decrease in Units Shipped to 69,961 for the six months ended June 30, 2025 from 100,524 for the six months ended June 30, 2024 and a decrease in New Units Deployed to 39,182 units for the six months ended June 30, 2025 from 52,179 units for the six months ended June 30, 2024, partially offset by a 10% increase in the number of cumulative active subscriptions for our Hosted Services during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Overall decreases in New Units Deployed and Units Shipped are primarily attributable to our customers' decisions to defer capital expenditures, driven by broader macroeconomic conditions. In addition, changes in leadership and the structure of our sales organization have adversely impacted sales and overall volumes.

Hardware revenue decreased by approximately $9.6 million, or 39%, to $15.1 million for the three months ended June 30, 2025, from $24.7 million for the three months ended June 30, 2024. This decrease in hardware revenue was driven by a decrease in revenue related to our Smart Apartments Solutions which resulted from a 46% decrease in Units Shipped to 26,543 for the three months ended June 30, 2025 from 48,780 for the three months ended June 30, 2024.

Hardware revenue decreased by $19.8 million, or 37%, to $34.0 million for the six months ended June 30, 2025, from $53.8 million for the six months ended June 30, 2024. This decrease in hardware revenue was driven by a decrease in revenue related to our Smart Apartments Solutions which resulted from a 30% decrease in Units Shipped to 69,961 for the six months ended June 30, 2025 from 100,524 for the six months ended June 30, 2024, and a Hardware ARPU decrease of 9% to $486 for the 2025 period from $535 for the 2024 period. The Hardware ARPU decrease was primarily attributable to a change in product mix.

Professional services revenue decreased by $1.5 million, or 26%, to $4.3 million for three months ended June 30, 2025, from $5.8 million for the three months ended June 30, 2024. The decrease in professional services revenue was driven by a $0.7 million decrease in revenue related to our Smart Apartments solutions and a $0.7 million decrease in revenue related to Access Control as we deployed fewer Access Control projects during the three months ended June 30, 2025 compared to the previous year. New Units Deployed decreased by 6% to 21,068 units for the three months ended June 30, 2025 from 22,469 units for the three months ended June 30, 2024.

Professional services revenue decreased by $1.1 million, or 11%, to $8.2 million for six months ended June 30, 2025, from $9.3 million for the six months ended June 30, 2024. The decrease in professional services revenue was driven by a $0.8 million decrease in revenue related to Access Control, as we deployed fewer Access Control projects during the six months ended June 30, 2025 compared to the previous year, and a $0.4 million decrease related to our Smart Apartments solutions. New Units Deployed decreased by 25% to 39,182 units for the six months ended June 30, 2025 from 52,179 units for the six months ended June 30, 2024.

Hosted Services revenue increased by $0.8 million, or 5%, to $18.8 million for the three months ended June 30, 2025, from $18.0 million for the three months ended June 30, 2024. Of the $18.8 million revenue in 2025, $14.2 million is related to SaaS Revenue and approximately $4.6 million is related to hub amortization. Revenue from SaaS increased by $1.4 million, or 10%, and revenue from hub amortization decreased by $0.6 million from the three months ended June 30, 2024 to the three months ended June 30, 2025. The increase of Hosted Services revenue resulted primarily from a 10% increase in the aggregate number of Units Deployed, primarily of our Smart Apartment solution, from 771,870 units at June 30, 2024 to 847,956 units at June 30, 2025.

Hosted Services revenue increased by $1.5 million, or 4%, to $37.5 million for the six months ended June 30, 2025, from $36.0 million for the six months ended June 30, 2024. Of the $37.5 million revenue in 2025, $28.2 million is related to SaaS Revenue and $9.3 million is related to hub amortization. Revenue from SaaS increased by $3.5 million, or 13%, and revenue from hub amortization decreased by $1.9 million from the six months ended June 30, 2024 to the six months ended June 30, 2025. The increase of Hosted Services revenue resulted primarily from a 10% increase in the aggregate number of Units Deployed, primarily of our Smart Apartment solution, from 771,870 units at June 30, 2024 to 847,956 units at June 30, 2025 and an increase in SaaS ARPU of 2% to $5.67 for the six months ended June 30, 2025 from $5.53 for the six months ended June 30, 2024.

We don’t expect to deploy any more non-distinct Hub Devices, thus, the revenue contribution from hub amortization should continue to decrease in future periods until the non-distinct Hub Devices are fully amortized. The table below shows the expected revenue contribution from hub amortization.

	2025	2026	2027
	(dollars in thousands)
Revenue contribution from hub amortization
Q1(1)	$4,658	$2,082	$153
Q2(1)	4,619	1,453	51
Q3	3,392	884	18
Q4	2,674	405	7
Total	$15,343	$4,824	$229

(1) Q1 2025 and Q2 2025 amounts are actuals.

Cost of Revenue

	Three months ended June 30, 2025		Change	Change	Six months ended June 30, 2025		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue
Hardware	$12,868	$16,318	$(3,450)	(21)%	$26,828	$35,002	$(8,174)	(23)%
Professional services	6,237	8,869	(2,632)	(30)%	13,530	15,317	(1,787)	(12)%
Hosted services	6,535	6,026	509	8%	13,064	11,960	1,104	9%
Total cost of revenue	$25,640	$31,213	$(5,573)	(18)%	$53,422	$62,279	$(8,857)	(14)%

Total cost of revenue decreased by $5.6 million, or 18%, to $25.6 million for the three months ended June 30, 2025, from $31.2 million for the three months ended June 30, 2024. The decrease in cost of revenue resulted primarily from a 46% decrease in Units Shipped of our Smart Apartment solution hardware devices and a 6% decrease in New Units Deployed.

Total cost of revenue decreased by $8.9 million, or 14%, to $53.4 million for the six months ended June 30, 2025, from $62.3 million for the six months ended June 30, 2024. The decrease in cost of revenue resulted primarily from a 30% decrease in Units Shipped of our Smart Apartment solution hardware devices and a 25% decrease in New Units Deployed.

Hardware cost of revenue decreased by approximately $3.4 million, or 21%, to $12.9 million for the three months ended June 30, 2025, from $16.3 million for the three months ended June 30, 2024. This decrease in hardware cost of revenue was primarily attributable to a 46% decrease in Units Shipped.

Hardware cost of revenue decreased by $8.2 million, or 23%, to $26.8 million for the six months ended June 30, 2025, from $35.0 million for the six months ended June 30, 2024. This decrease in hardware cost of revenue was primarily attributable to a 30% decrease in Units Shipped.

Professional services cost of revenue decreased by approximately $2.7 million, or 30%, to $6.2 million for the three months ended June 30, 2025, from $8.9 million for the three months ended June 30, 2024. The decrease in professional services cost of revenue is primarily attributable to a decrease of approximately $2.3 million in third-party direct labor costs and a decrease of $0.2 million in personnel-related costs and travel driven by a 6% decrease in New Units Deployed.

Professional services cost of revenue decreased by $1.8 million, or 12%, to $13.5 million for the six months ended June 30, 2025, from $15.3 million for the six months ended June 30, 2024. The decrease in professional services cost of revenue is primarily attributable to a decrease of approximately $1.0 million in third-party direct labor costs and a decrease of $0.7 million in personnel-related costs and travel driven by a 25% decrease in New Units Deployed.

Hosted Services cost of revenue increased by $0.5 million, or 8%, to $6.5 million for the three months ended June 30, 2025, from $6.0 million for the three months ended June 30, 2024. The increase resulted from a 10% increase in the aggregate number of Units Deployed resulting in a greater number of active subscriptions for our software service applications, partially offset by a $0.5 million decrease in hub amortization.

Hosted Services cost of revenue increased by approximately $1.1 million, or 9%, to $13.1 million for the six months ended June 30, 2025, from $12.0 million for the six months ended June 30, 2024. The increase resulted from a 10% increase in the aggregate number of Units Deployed resulting in a greater number of active subscriptions for our software service applications and an increase in personnel-related costs of $0.5 million, partially offset by a $1.0 million decrease in hub amortization.

Operating Expenses

	Three months ended June 30, 2025		Change	Change	Six months ended June 30, 2025		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$6,465	$7,484	$(1,019)	(14)%	$14,723	$15,846	$(1,123)	(7)%
Sales and marketing	6,375	4,716	1,659	35%	11,145	9,270	1,875	20%
General and administrative	11,513	12,023	(510)	(4)%	28,407	28,689	(282)	(1)%

Research and development expenses decreased by $1.0 million, or 14%, to $6.5 million for the three months ended June 30, 2025, from $7.5 million for the three months ended June 30, 2024, primarily related to a decrease of $0.9 million in personnel-related expenses and stock compensation.

Research and development expenses decreased by $1.1 million, or 7%, to $14.7 million for the six months ended June 30, 2025, from $15.8 million for the six months ended June 30, 2024, primarily related to a decrease of $1.2 million in personnel-related expenses.

Sales and marketing expenses increased by $1.7 million, or 35%, to $6.4 million for the three months ended June 30, 2025 from $4.7 million for the three months ended June 30, 2024, resulting primarily from an increase of $0.9 million in non-recurring, third-party consultants and $0.3 million in personnel-related expenses. We believe our marketing expenses will decrease in future periods, however, we believe this will be offset in part by increased sales expenses as we continue to invest in building a scalable sales team, which began with hiring our new Chief Revenue Officer in September 2024.

Sales and marketing expenses increased by approximately $1.8 million, or 20%, to $11.1 million for the six months ended June 30, 2025 from $9.3 million for the six months ended June 30, 2024, resulting primarily from an increase of $1.1 million in third-party consultants and $0.4 million in advertising. We believe our marketing expenses will decrease in future periods, however, we believe this will be offset in part by increased sales expenses as we continue to invest in building a scalable sales team, which began with hiring our new Chief Revenue Officer in September 2024.

General and administrative expenses decreased by $0.5 million, or 4%, to $11.5 million for the three months ended June 30, 2025 from $12.0 million for the three months ended June 30, 2024. This was primarily driven by a $2.3 million impairment of an investment in a non-affiliate during the three months ended June 30, 2024, partially offset by a $1.3 million increase related to non-recurring, third-party consultants and a $1.0 increase in personnel-related costs. Our legal expenses incurred during the three months ended June 30, 2025 included $1.9 million of legal fees and $6.4 million of accrued settlement costs, offset by committed insurance and third-party contributions of $7.5 million. See Note 12 - Commitments and Contingencies for more information. We believe our general and administrative expenses will decrease in future periods primarily as a result of reduced third-party consultant expenses, legal fees related to a putative class action complaint and personnel-related expenses.

General and administrative expenses were flat at $28.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Key variances include a $2.2 million increase related to legal matters, partially offset by a $2.3 million impairment of an investment in a non-affiliate in the prior year and a $1.5 million decrease in stock compensation. Our legal expenses incurred during the six months ended June 30, 2025 included $3.5 million of legal fees and $11.4 million of accrued settlement costs, offset by committed insurance and third-party contributions of $7.5 million. See Note 12 - Commitments and Contingencies for more information.

Goodwill Impairment Charge

	Three months ended June 30, 2025		Change	Change	Six months ended June 30, 2025		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Impairment charge	$-	$-	$-	0%	$24,929	$-	$24,929	100%

During the six months ended June 30, 2025, we identified certain indicators of impairment, which resulted in a goodwill impairment charge of $24.9 million. See Note 2 - Significant Accounting Policies for additional information.

Other Income

	Three months ended June 30, 2025		Change	Change	Six months ended June 30, 2025		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Interest income, net	$1,012	$2,290	$(1,278)	(56)%	$2,212	$4,699	$(2,487)	(53)%
Other income, net	(220)	91	(311)	(342)%	(207)	194	(401)	(207)%

Interest income, net decreased by $1.3 million to $1.0 million for the three months ended June 30, 2025, from $2.3 million for the three months ended June 30, 2024. The decrease in net interest income is primarily attributable to a lower cash balance on which we’re earning interest, and a decrease in interest rates.

Interest income, net decreased by $2.5 million to $2.2 million for the six months ended June 30, 2025, from $4.7 million for the six months ended June 30, 2024. The decrease in net interest income is primarily attributable to a lower cash balance on which we’re earning interest, and a decrease in interest rates.

Income Taxes

	Three months ended June 30, 2025		Change	Change	Six months ended June 30, 2025		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(10,893)	$(4,537)	$(6,356)	(140)%	$(50,969)	$(12,184)	$(38,785)	(318)%
Income tax (benefit) expense	(33)	68	(101)	(149)%	75	113	(38)	(34)%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets at June 30, 2025 and 2024.

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

We define Adjusted EBITDA as EBITDA before expenses related to non-recurring legal matters, stock-based compensation, impairment of investment in non-affiliate, goodwill impairment, non-recurring warranty provisions, other acquisition expenses, and other expenses caused by non-recurring, or unusual, events that are not indicative of our ongoing business.

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

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Net loss	$(10,860)	$(4,605)	$(51,044)	$(12,297)
Interest income, net	(1,012)	(2,290)	(2,212)	(4,699)
Income tax (benefit) expense	(33)	68	75	113
Depreciation and amortization	2,066	1,585	4,009	3,086
EBITDA	(9,839)	(5,242)	(49,172)	(13,797)
Legal matters(1)	(780)	-	4,325	5,300
Stock-based compensation	2,161	3,284	4,997	6,565
Impairment of investment in non-affiliate	-	2,250	-	2,250
Goodwill impairment(2)	-	-	24,929	-
Non-recurring warranty provision	-	463	(150)	463
Other acquisition expenses	(283)	117	(231)	257
Other non-operating expenses(3)	1,392	30	1,581	261
Adjusted EBITDA	$(7,349)	$902	$(13,721)	$1,299

(1) Refer to Note 12 "Commitments and Contingencies".

(2) Refer to Note 2 "Significant Accounting Policies"

(3) During the three months ended June 30, 2025 and 2024, other non-operating expenses includes severance expense of $1,247 and $19, respectively. During the six months ended June 30, 2025 and 2024 other non-operating expenses includes severance expense of $1,416 and $250, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025, we had cash and cash equivalents of $105.0 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether we elect a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of June 30, 2025, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of our assets and guaranteed by each of our material domestic subsidiaries.

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

During the three months ended June 30, 2025, we repurchased 4.1 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $0.91 per share for a total of $3,684 million. During the six months ended June 30, 2025, we repurchased 5.1 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $0.96 per share for a total of $4.9 million. As of June 30, 2025, approximately $16.8 million remained available for stock repurchases pursuant to our stock repurchase program.

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

Cash Flow Summary - Six Months Ended June 30, 2025 and 2024

The following table summarizes our cash flows for the periods presented.

	Six months ended June 30, 2025
	2025	2024
	(dollars in thousands)
Net cash used in
Operating activities	$(27,099)	$(17,214)
Investing activities	(5,850)	(1,997)
Financing activities	(5,266)	(8,839)

Operating Activities

For the six months ended June 30, 2025, our operating activities used $27.1 million in cash resulting primarily from our net loss of $51.0 million and $11.5 million used in changes in our operating assets and liabilities, partially offset by approximately $35.4 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $21.3 million decrease in deferred revenue, partially offset by a $5.1 million decrease in deferred cost of revenue, and a $2.6 increase in accrued expenses and other liabilities. Non-cash expenses consisted primarily of a $24.9 million goodwill impairment - refer to Note 2 Significant Accounting Policies, $5.0 million of stock compensation and $4.0 million of depreciation and amortization.

For the six months ended June 30, 2024, our operating activities used $17.2 million in cash resulting primarily from our net loss of $12.3 million and $23.4 million used in changes in our operating assets and liabilities, partially offset by approximately $18.5 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from an $11.2 million decrease in deferred revenue, an $8.7 million decrease in accounts payable, a $4.7 million increase in accounts receivable and a $3.5 million decrease in accrued expenses and other liabilities, partially offset by a $5.2 million decrease in deferred cost of revenue. Non-cash expenses consisted primarily of stock-based compensation of $6.6 million, a non-cash legal accrual for $5.0 million in which we agreed to settle a dispute with a supplier by returning $5.0 million of inventory, depreciation and amortization of $3.1 million, an impairment of an investment in non-affiliate of $2.3 million and provision for expected credit losses of $1.4 million.

Investing Activities

For the six months ended June 30, 2025, we used $5.9 million of cash for investing activities, primarily related to $2.4 million for capitalized internal-use software development costs and cash paid of $3.5 million for the purchase of property and equipment.

For the six months ended June 30, 2024, we used $2.0 million of cash from investing activities, resulting primarily from cash paid of $1.7 million for capitalized internal-use software development costs and $0.3 million for the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2025, our financing activities used $5.3 million of cash, resulting primarily from $4.9 million used for repurchases of Class A common stock.

For the six months ended June 30, 2024, our financing activities used $8.8 million of cash, resulting primarily from $6.4 million used for repurchases of Class A common stock, $1.5 million used for earnout payments related to the iQuue acquisition, and $1.3 million used for taxes paid related to net share settlements of stock-based compensation awards.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

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

The fair value of the reporting unit used in this impairment test was determined using a combination of an income approach and market-based approach. The mix between the two approaches requires significant judgement. As a result of these tests, we recorded a goodwill impairment charge of $24,929 during the three months ended March 31, 2025.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and revenue and EBITDA multiples require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties, and different assumptions could lead to materially different results. Our goodwill balance was $92.3 million and $117.3 million as of June 30, 2025 and December 31, 2024, respectively.

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

Interest Rate Fluctuation Risk

As of June 30, 2025, we had cash, cash equivalents, and restricted cash of approximately $105.0 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $10.5 million, or decrease our annual interest income by $4.4 million, based on our cash position as of June 30, 2025.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report and, based on such evaluation, have concluded that our disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of risks and uncertainties relating to our business, please see the section titled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 5, 2025 and our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025. Other than the risk factors below, there have been no material changes from the risk factors disclosed therein. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

We may not successfully manage the transition of leadership to our new Chief Executive Officer, which could have an adverse impact on us.

On June 16, 2025, Frank Martell became our new Chief Executive Officer. Our new Chief Executive Officer will be critical to executing on our evolving business strategy. Our success will depend, in part, on the effectiveness of this transition, including the successful integration into his role and the continuity of leadership among the larger workforce. If we do not successfully manage this transition, it could be viewed negatively by our customers, employees, investors, and other third-party partners and could have an adverse impact on our business, results of operations, or our stock price. If Mr. Martell is unsuccessful at leading the management team or is unable to articulate and execute our strategy and vision, we may not be able to achieve our financial and operational goals, which could adversely affect our business and results of operations.

If we cannot meet the NYSE continued listing requirements, the NYSE may delist our Class A Common Stock.

On May 2, 2025, we received a written notification from the NYSE that as of May 2, 2025, we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we had a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement if, on the last trading-day of any calendar month during the cure period, we had (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. As of July 31, 2025 our closing share price was $1.01 and our average closing share price was greater than $1.00 over the 30-day trading period ending July 31, 2025. On August 1, 2025, we received a written notification from the NYSE that we have regained compliance with the minimum share price requirement under Section 802.01C of the NYSE Listed Company Manual as of July 31, 2025. However, there can be no assurances that we will maintain compliance as there may be continued volatility and fluctuations in the market price of our common stock.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
April 1 - April 30, 2025	3,326	$0.84	2,777	$17,450
May 1 - May 31, 2025	740	$0.95	707	$16,751
June 1 - June 30, 2025	-	$-	-	$16,751
Total	4,066		3,484

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Departure of Chief Legal Officer

On August 1, 2025, Kristen Lee informed the Company that she will step down from her position as Chief Legal Officer and Corporate Secretary, effective August 15, 2025, to pursue other opportunities. The Company appreciates Ms. Lee’s many contributions and thanks her for her service.

On August 4, 2025, the Company entered into a transition agreement and general release with Ms. Lee (the “Transition Agreement”). The Transition Agreement provides that, as consideration for Ms. Lee agreeing to the terms of the Transition Agreement, executing a release of claims in favor of the Company and its affiliates, and complying with existing restrictive covenants (including a non-compete), Ms. Lee will receive a cash severance payment equal to $100,000 less all applicable federal and state income and employment taxes, which amount shall be paid on the first regular payday after the effective date of the Transition Agreement.

The foregoing is a summary description of certain terms of the Transition Agreement and is qualified in its entirety by reference to the Transition Agreement, which is filed as an exhibit to this Form 10-Q.

Item 6 - Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
10.1†	Severance Agreement and Release between SmartRent, Inc. and Michael Shane Paladin, dated April 9, 2025.	10-Q	10.1	May 7, 2025
10.2†	Employment Agreement, dated as of April 9, 2025, by and between SmartRent, Inc. and John Dorman.	10-Q	10.2	May 7, 2025
10.3†	Employment Agreement, dated as of June 15, 2025, by and between SmartRent, Inc. and Frank Martell.			Filed herewith
10.4†	Transition Agreement, dated as of August 4, 2025, by and between SmartRent, Inc. and Kristen Lee.			Filed herewith
10.5	Waiver and First Amendment to Credit Agreement, dated August 5, 2025.			Filed herewith
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.2	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August 2025.

SmartRent, Inc.

By:	/s/ Frank Martell

Frank Martell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daryl Stemm

Daryl Stemm
Chief Financial Officer
(Principal Financial and Accounting Officer)