Form 10-Q
period 2025-09-30
SmartRent, Inc.
filed 2025-11-05
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, there were 189,200,722 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

TABLE OF CONTENTS

Page

PART I - Financial Information	3
Item 1 - Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024	4
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit for the three and nine months ended September 30, 2025 and 2024	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	7
Notes to the Condensed Consolidated Financial Statements (Unaudited)	9
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	53
Item 4 - Controls and Procedures	53

PART II - Other Information	53
Item 1 - Legal Proceedings	53
Item 1A - Risk Factors	53
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3 - Defaults Upon Senior Securities	54
Item 4 - Mine Safety Disclosures	54
Item 5 - Other Information	54
Item 6 - Exhibits	55
Signatures	56

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

PART I. Financial Information

Item 1 - Financial Statements (Unaudited)

SMARTRENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	As of
	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$100,022	$142,482
Accounts receivable, net	52,195	59,299
Inventory	28,087	35,261
Deferred cost of revenue, current portion	4,356	8,727
Prepaid expenses and other current assets	16,805	11,881
Total current assets	201,465	257,650
Property and equipment, net	5,378	2,451
Deferred cost of revenue	374	3,073
Goodwill	92,339	117,268
Intangible assets, net	20,470	23,375
Other long-term assets	15,771	16,359
Total assets	$335,797	$420,176

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,811	$8,716
Accrued expenses and other current liabilities	25,617	27,245
Deferred revenue, current portion	36,195	35,071
Total current liabilities	72,623	71,032
Deferred revenue	22,561	52,588
Other long-term liabilities	6,201	7,121
Total liabilities	101,385	130,741

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares of preferred stock issued and outstanding as of September 30, 2025 and December 31, 2024	-	-

Stockholders' equity
Class A common stock, $0.0001 par value; 500,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 189,196 and 192,049 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	19	19
Additional paid-in capital	643,830	637,361
Accumulated deficit	(410,060)	(347,847)
Accumulated other comprehensive loss	623	(98)
Total stockholders' equity	234,412	289,435
Total liabilities, convertible preferred stock and stockholders' equity	$335,797	$420,176

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue
Hardware	$11,506	$18,707	$45,479	$72,460
Professional services	7,035	3,308	15,255	12,582
Hosted services	17,661	18,495	55,120	54,475
Total revenue	36,202	40,510	115,854	139,517

Cost of revenue
Hardware	13,836	13,843	40,664	48,845
Professional services	6,800	6,840	20,330	22,157
Hosted services	5,997	6,370	19,061	18,330
Total cost of revenue	26,633	27,053	80,055	89,332

Operating expense
Research and development	6,149	6,596	20,872	22,442
Sales and marketing	4,354	4,444	15,499	13,714
General and administrative	6,093	14,154	34,500	42,843
Total operating expense	16,596	25,194	70,871	78,999

Impairment charge	-	-	24,929	-

Loss from operations	(7,027)	(11,737)	(60,001)	(28,814)

Interest income, net	891	2,019	3,103	6,718
Other (expense) income, net	(78)	(187)	(285)	7
Loss before income taxes	(6,214)	(9,905)	(57,183)	(22,089)

Income tax expense	56	18	131	131
Net loss	$(6,270)	$(9,923)	$(57,314)	$(22,220)
Other comprehensive loss
Foreign currency translation adjustment	(6)	270	721	265
Comprehensive loss	$(6,276)	$(9,653)	$(56,593)	$(21,955)
Net loss per common share
Basic and diluted	$(0.03)	$(0.05)	$(0.30)	$(0.11)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	188,376	198,731	189,835	201,391

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity

Balance, December 31, 2024	-	$-	192,049	$19	$637,361	$(347,847)	$(98)	$289,435
Stock-based compensation	-	-	-	-	2,836	-	-	2,836
Issuance of Class A common stock upon vesting of equity awards	-	-	906	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(328)	-	(478)	-	-	(478)
ESPP purchases	-	-	140	-	175	-	-	175
Repurchases of Class A common stock			(1,018)	-	-	(1,202)	-	(1,202)
Net loss	-	-	-	-	-	(40,184)	-	(40,184)
Other comprehensive income	-	-					88	88
Balance, March 31, 2025	-	-	191,749	19	639,894	(389,233)	(10)	250,670
Stock-based compensation	-	-	-	-	2,161	-	-	2,161
Issuance of common stock upon vesting of equity awards	-	-	438	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(57)	-	(45)	-	-	(45)
Repurchases of Class A common stock	-	-	(4,066)	-		(3,716)	-	(3,716)
Net loss	-	-	-	-	-	(10,860)	-	(10,860)
Other comprehensive loss	-	-	-	-	-	-	639	639
Balance, June 30, 2025	-	$-	188,064	$19	$642,010	$(403,809)	$629	$238,849
Stock-based compensation	-	-	-	-	2,084	-	-	2,084
Issuance of common stock upon vesting of equity awards	-	-	1,272	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(268)	-	(374)	-	-	(374)
Exercise of options	-	-	-	-	-	-	-	-
Net settlement related to exercise of options	-	-	-	-	-	-	-	-
ESPP purchases	-	-	128	-	110	-	-	110
Repurchases of Class A common stock			-	-	-	19	-	19
Net Loss	-	-	-	-	-	(6,270)	-	(6,270)
Other comprehensive income	-	-	-	-	-	-	(6)	(6)
Balance, September 30, 2025	-	$-	189,196	$19	$643,830	$(410,060)	$623	$234,412

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

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,314)	$(22,220)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	6,210	4,730
Impairment of investment in non-affiliate	-	2,250
Goodwill impairment	24,929	-
Provision for warranty expense	618	(837)
Non-cash lease expense	599	1,079
Stock-based compensation	7,081	9,523
Change in fair value of earnout related to acquisition	(294)	140
Non-cash interest expense	104	107
Provision for excess and obsolete inventory	3,852	2,697
Provision for expected credit losses	(328)	804
Non-cash legal expense (Note 12 "Commitments and Contingencies")	-	7,255
Change in operating assets and liabilities
Accounts receivable	7,861	(1,739)
Inventory	3,390	(2,020)
Deferred cost of revenue	7,071	8,175
Prepaid expenses and other assets	(4,617)	4,474
Accounts payable	1,950	(5,581)
Accrued expenses and other liabilities	(1,131)	(5,338)
Deferred revenue	(28,911)	(23,189)
Lease liabilities	(302)	(1,208)
Net cash used in operating activities	(29,232)	(20,898)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,552)	(524)
Capitalized software costs	(3,389)	(4,501)
Net cash used in investing activities	(6,941)	(5,025)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchases of Class A common stock	(4,918)	(23,462)
Proceeds from options exercise	-	2
Proceeds from ESPP purchases	285	586
Taxes paid related to net share settlements of stock-based compensation awards	(897)	(1,849)
Payment of earnout related to acquisition	(1,466)	(1,530)
Net cash used in financing activities	(6,996)	(26,253)
Effect of exchange rate changes on cash and cash equivalents	709	117
Net decrease in cash, cash equivalents, and restricted cash	(42,460)	(52,059)
Cash, cash equivalents, and restricted cash - beginning of period	142,482	215,709
Cash, cash equivalents, and restricted cash - end of period	$100,022	$163,650

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$100,022	$163,403
Restricted cash, current portion	-	247
Total cash, cash equivalents, and restricted cash	$100,022	$163,650

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2025	2024
Supplemental disclosure of cash flow information
Interest paid	$128	$182
Cash paid for income taxes	340	165
Schedule of non-cash investing and financing activities
Right-of-use ("ROU") assets obtained in exchange for new lease liabilities	-	6,235
Accrued property and equipment at period end	8	83
Stock repurchases excise tax charged to equity	13	151

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements as of December 31, 2024, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 5, 2025. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Condensed Consolidated Financial Statements related to the three and nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any future period.

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and Hosted Services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for expected credit losses on the Condensed Consolidated Balance Sheets. The allowance for expected credit losses totaled $2,468 and $2,797 as of September 30, 2025, and December 31, 2024, respectively. The provision for expected credit losses is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The provision for expected credit losses totaled $(469) for the three months ended September 30, 2025. There was no provision for expected credit losses for the three months ended September 30, 2024. The provision for expected credit losses totaled $(328) and $804 for the nine months ended September 30, 2025 and 2024, respectively. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for expected credit losses based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Condensed Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for expected credit losses. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Condensed Consolidated Balance Sheet date. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue		Revenue
	As of		For the three months ended		For the nine months ended
	September 30, 2025	December 31, 2024	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Customer A	12%	14%	*	*	*	*
Customer B	13%	12%	10%	10%	12%	15%
Customer C	21%	21%	*	*	*	12%
Customer D	*	*	*	57%	15%	26%

* Total less than 10% for the respective period

Inventory

Inventories, which are comprised of smart home equipment and components, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

In August 2023, the Company entered into a Product Sales Agreement (the "Agreement") with ADI Global Distribution ("ADI"), pursuant to which, ADI agreed to serve as the Company's non-exclusive hardware fulfillment partner throughout the United States, Canada, and Puerto Rico. The Company was subject to certain buy-back provisions relating to the transferred inventory. As of December 31, 2024, the Company recorded $537 in connection with the buy-back provision, which is recorded in other current liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2025, there was no amount recorded in connection with the buy-back provision.

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

The Company conducted its annual goodwill impairment test as of September 30, 2025. As part of its annual assessment, the Company performed a market capitalization reconciliation, along with other procedures, which indicated that the fair value of the reporting unit sufficiently exceeded the carrying value. As a result, the Company concluded there were no indications of impairment and therefore no impairment charge was recorded for the three months ended September 30, 2025. There was also no such charge recorded during the three and nine months ended September 30, 2024.

	September 30, 2025	December 31, 2024
Balance at beginning of period	$117,268	$117,268
Impairment charge	(24,929)	-
Balance at end of period	$92,339	$117,268

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended September 30, 2025 and 2024, warranty expense included in cost of hardware revenue was $(220) and $(693), respectively. For the nine months ended September 30, 2025 and 2024, warranty expense included in cost of hardware revenue was $206 and $(650), respectively. As of September 30, 2025, and December 31, 2024, the Company’s warranty allowance was $515 and $1,077, respectively, and is recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2025 or 2024. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

The Company may enter into contracts that contain multiple distinct performance obligations. The transaction price for a typical arrangement includes the price for: smart home hardware devices, professional services, and a subscription for use of the Company's software (“Hosted Services”). Included in these contracts are centrally connected devices ("Hub Devices"), which integrate the Company’s enterprise software with third party smart devices. Historically, the Company only sold non-distinct Hub Devices which only functioned with a subscription to its software ("non-distinct Hub Devices"). During the year ended December 31, 2022, the Company began shipping Hub Devices with features that function independently from its software subscription ("distinct Hub Devices"). Non-distinct Hub Devices are recognized as a single performance obligation with the Company’s software in Hosted Services revenue, while distinct Hub Devices are recognized as a separate performance obligation in hardware revenue. When distinct Hub Devices are included in a contract, the Hosted Services performance obligation is comprised of only the Company’s software. We do not expect to deploy any more non-distinct Hub Devices.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. During the three months ended September 30, 2025 and 2024, the Company capitalized $1,009 and $3,209, respectively, of research and development costs in other long-term assets on the Consolidated Balance Sheets. During the nine months ended September 30, 2025 and 2024, the Company capitalized $3,944 and $5,864, respectively, of research and development costs in other long-term assets on the Consolidated Balance Sheets. As of September 30, 2025, the Company had capitalized $16,278 of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets, of which $10,820 remained to be amortized. As of December 31, 2024, the Company had capitalized $12,334 of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets, of which $9,543 remained to be amortized.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $112 and $191 of advertising expenses for the three months ended September 30, 2025 and 2024, respectively. The Company incurred $670 and $423 of advertising expenses for the nine months ended September 30, 2025 and 2024, respectively.

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

In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments–Credit Losses. The guidance provides an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, and interim reporting periods, with early adoption permitted. We are evaluating the impact of the standard on the consolidated financial statements.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles–Goodwill and Other–Internal-Use Software. The guidance modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. We are evaluating the impact of the standard on the consolidated financial statement disclosures.

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

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of
		September 30, 2025			December 31, 2024
Assets on the Condensed Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$100,022	$-	$100,022	$142,482	$-	$142,482
Total		$100,022	$-	$100,022	$142,482	$-	$142,482

The Company reports the current portion of restricted cash as a separate item in the Condensed Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Condensed Consolidated Balance Sheets.

		As of
		September 30, 2025		December 31, 2024
Liabilities on the Condensed Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$-	$-	$1,760	$1,760
Total liabilities		$-	$-	$1,760	$1,760

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In December 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC ("iQuue"). The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Condensed Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Condensed Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the nine months ended September 30, 2025 and year ended December 31, 2024 are as follows.

	As of
	September 30, 2025	December 31, 2024
Balance at beginning of period	$1,760	$4,250
Payment of earnout in connection with the iQuue acquisition	(1,466)	(1,530)
Change in fair value of earnout	(294)	(960)
Balance at end of period	$-	$1,760

The fair value of the earnout payment is measured on a recurring basis at each reporting date. During the nine months ended September 30, 2025, the Company recorded a $294 decrease in the fair value of the earnout. The final earnout payment of $1,466 was made in July 2025. During the nine months ended September 30, 2024, the Company determined there was a $140 increase in the fair value of the earnout, primarily due to a decreased payment term as the Company was nine months closer to the payout date. The Company recorded these adjustments in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss. The following table sets forth the weighted-average assumptions used to estimate the fair value of the earnout payment as of December 31, 2024. No such estimate was made as of September 30, 2025 as the earnout amount was finalized as of June 30, 2025 and was paid in July 2025.

As of
December 31, 2024
Discount Rate	12.30%
Volatility	40.00%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and SmartRent Solution.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue by geography
United States	$36,097	$40,030	$115,705	$138,183
International	105	480	149	1,334
Total revenue	$36,202	$40,510	$115,854	$139,517

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue by type
Hardware	$11,506	$18,707	$45,479	$72,460
Professional services	7,035	3,308	15,255	$12,582
Hosted services	17,661	18,495	55,120	$54,475
Total revenue	$36,202	$40,510	$115,854	$139,517

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

	For the three months ended September 30,								For the nine months ended September 30,
	2025				2024				2025				2024
	(dollars in thousands)								(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2025	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2025	Hardware	Professional Services	Hosted Services	Total 2024
Smart Communities Solutions
Smart Apartments	$10,182	$6,137	$13,599	$29,918	$16,569	$2,387	$14,445	$33,401	$41,437	$12,938	$42,623	$96,998	$66,119	$9,558	$42,661	$118,338
Access Control	736	502	501	1,739	1,034	415	477	1,926	2,568	1,245	1,646	5,459	2,920	1,935	1,217	6,072
Community WiFi	94	164	192	450	146	300	181	627	151	423	594	1,168	291	537	521	1,349
Other	494	232	737	1,463	963	206	575	1,744	1,323	649	2,201	4,173	3,136	607	1,504	5,247
Smart Operations Solutions	-	-	2,632	2,632	(5)	-	2,817	2,812	-	-	8,056	8,056	(6)	(55)	8,572	8,511
Total Revenue	$11,506	$7,035	$17,661	$36,202	$18,707	$3,308	$18,495	$40,510	$45,479	$15,255	$55,120	$115,854	$72,460	$12,582	$54,475	$139,517

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

	For the nine months ended September 30,
	2025	2024
Deferred revenue balance as of January 1	$87,659	$123,159
Revenue recognized from balance of deferred revenue at the beginning of the period	(21,448)	(8,656)
Revenue deferred during the period	6,187	7,075
Revenue recognized from revenue originated and deferred during the period	(807)	(2,010)
Deferred revenue balance as of March 31	71,591	119,568
Revenue recognized from balance of deferred revenue at the beginning of the period	(8,454)	(8,914)
Revenue deferred during the period	6,202	4,244
Revenue recognized from revenue originated and deferred during the period	(2,982)	(3,040)
Deferred revenue balance as of June 30	66,357	111,858
Revenue recognized from balance of deferred revenue at the beginning of the period	(7,321)	(16,269)
Revenue deferred during the period	847	10,825
Revenue recognized from revenue originated and deferred during the period	(1,127)	(6,442)
Deferred revenue balance as of September 30	$58,756	$99,972

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

As of September 30, 2025, the Company expects to recognize 62% of its total deferred revenue within the next 12 months, 19% of its total deferred revenue between 13 and 36 months, 16% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of September 30, 2025 and 2024 are $12,533 and $21,875, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights. Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	September 30, 2025	December 31, 2024
Finished Goods	$27,702	$34,876
Raw Materials	385	385
Total inventory	$28,087	$35,261

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the three months ended September 30, 2025 and 2024, the Company recorded write-downs of $3,258 and $2,596, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded write-downs of $3,852 and $2,767, respectively. Included in the amounts above, during the three months ended September 30, 2025, the Company recorded $1,794 of inventory write-offs related to the sunsetting of its parking management solution, resulting from strategic changes made during the three months ended September 30, 2025.

Prepaid expenses and other current assets consisted of the following.

	As of
	September 30, 2025	December 31, 2024
Prepaid expenses	$6,534	$7,867
Other current assets	10,271	4,014
Total prepaid expenses and other current assets	$16,805	$11,881

Property and equipment, net consisted of the following.

	As of
	September 30, 2025	December 31, 2024
Leasehold improvements	$5,176	$2,185
Computer hardware	2,323	2,469
Warehouse and other equipment	949	815
Furniture and fixtures	322	153
Property and equipment	8,770	5,622
Less: Accumulated depreciation	(3,392)	(3,171)
Total property and equipment, net	$5,378	$2,451

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Depreciation and amortization expense on all property, plant and equipment was $280 and $229 during the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense on all property, plant and equipment was $639 and $606 during the nine months ended September 30, 2025 and 2024, respectively.

Intangible assets, net consisted of the following.

	As of
	September 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(7,890)	$15,100	$22,990	$(6,223)	$16,767
Developed technology	10,600	(5,486)	5,114	10,600	(4,383)	6,217
Trade name	900	(644)	256	900	(509)	391
Total intangible assets, net	$34,490	$(14,020)	$20,470	$34,490	$(11,115)	$23,375

Amortization expense on all intangible assets was $968 and $969 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense on all intangible assets was $2,905 and $2,906 for the nine months ended September 30, 2025 and 2024, respectively. Total future amortization for finite-lived intangible assets is estimated as follows.

Amortization Expense
2025 - Remaining	$968
2026	3,873
2027	3,734
2028	3,693
2029	2,554
Thereafter	5,648
Total	$20,470

Other long-term assets consisted of the following.

	As of
	September 30, 2025	December 31, 2024
Capitalized software costs, net	$10,091	$9,463
Operating lease - ROU asset, net	3,210	3,808
Other long-term assets	2,470	3,088
Total other long-term assets	$15,771	$16,359

Amortization expense for capitalized software costs was $904 and $407 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for capitalized software costs was $2,521 and $1,118 for the nine months ended September 30, 2025 and 2024, respectively.

Accrued expenses and other current liabilities consisted of the following.

	As of
	September 30, 2025	December 31, 2024
Accrued expenses	$15,909	$13,052
Accrued compensation costs	6,717	8,249
Accrued acquisition consideration	-	1,760
Warranty allowance	515	1,077
Other	2,476	3,107
Total accrued expenses and other current liabilities	$25,617	$27,245

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Other long-term liabilities consisted of the following.

	As of
	September 30, 2025	December 31, 2024
Lease liability, noncurrent	$6,105	$7,021
Other long-term liabilities	96	100
Total other long-term liabilities	$6,201	$7,121

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of September 30, 2025. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Condensed Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended September 30, 2025 and 2024, the Company recorded $34 and $35, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the nine months ended September 30, 2025 and 2024, the Company recorded $106 and $107, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of September 30, 2025, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During each of the three month periods ended September 30, 2025 and 2024, the facility fee totaled $47. During the nine months ended September 30, 2025 and 2024, the facility fee totaled $139 and $134, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. As of September 30, 2025 the Company did not maintain the minimum cash balance, but exceeded the minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of September 30, 2025, and through the date these condensed consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of September 30, 2025 and December 31, 2024, there was no outstanding principal amount under the Senior Revolving Facility.

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of September 30, 2025, there are no preferred stock issued or outstanding.

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

During the nine months ended September 30, 2025, the Company repurchased and subsequently retired 5,084 shares of our Class A common stock under the stock repurchase program at an average price of $0.96 per share for a total of $4,886, including $51 of broker fees. There were no such shares repurchased during the three months ended September 30, 2025. As of September 30, 2025, approximately $16,751 remained available for stock repurchases pursuant to our stock repurchase program.

During the three months ended September 30, 2024, the Company repurchased and subsequently retired 9,767 shares of our Class A common stock under the stock repurchase program at an average price of $1.75 per share for a total of $17,081, including broker fees of $98. During the nine months ended September 30, 2024, the Company repurchased and subsequently retired 12,127 shares of our Class A common stock under the stock repurchase program at an average price of $1.93 per share for a total of $23,462, including $113 of broker fees. The Company has elected to record the amount paid to repurchase the shares in excess of the par value entirely to accumulated deficit. As of September 30, 2024, approximately $26,660 remained available for stock repurchases pursuant to our stock repurchase program.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 8. STOCK-BASED COMPENSATION

2018 Stock Plan

The Company’s board of directors prior to the consummation of its Business Combination with Fifth Wall Acquisition Corp. I on August 24, 2021 (the “Business Combination”) adopted, and its then stockholders approved, the SmartRent.com, Inc. 2018 Stock Plan (the “2018 Stock Plan”), effective March 2018. The purpose of the 2018 Stock Plan was to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan sought to achieve this purpose by providing awards in the form of stock options and restricted stock purchase rights. Awards granted as stock options under the 2018 Stock Plan generally expire no later than ten years from the date of grant and become vested and exercisable over a four-year period. All options are subject to certain provisions that may impact these vesting schedules.

Amendment to the 2018 Stock Plan

In April 2021, such board of directors executed a unanimous written consent to provide an additional incentive to certain employees of the Company by amending the 2018 Stock Plan to allow for the issuance of RSUs and granted a total of 1,533 RSUs to certain employees which vest over four years. The estimated fair value for each RSU issued was approximately $21.55 per share and the total stock-based compensation expense to be amortized over the vesting period is $33,033. Effective upon the Business Combination in August 2021, the 2018 Stock Plan was replaced by the 2021 Plan. The 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. No new awards will be granted out of the 2018 Stock Plan.

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

The table below summarizes the activity pursuant to the 2021 Plan, for the nine months ended September 30, 2025, and the shares available for future issuances as of September 30, 2025 and December 31, 2024.

Shares Available for Future Issuance
Shares available as of December 31, 2024	16,856
RSUs forfeited	563
RSUs settled for taxes	241
RSUs issued	(5,901)
Shares available as of March 31, 2025	11,759
Stock options forfeited	427
RSUs forfeited	1,362
RSUs settled for taxes	28
RSUs issued	(5,103)
Shares available as of June 30, 2025	8,473
Stock options forfeited	129
RSUs forfeited	1,096
RSUs settled for taxes	268
RSUs issued	(252)
Shares available as of September 30, 2025	9,714

The table below summarizes the activity related to stock options, pursuant to the 2018 Stock Plan and 2021 Plan, for the nine months ended September 30, 2025.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2024	4,165	$1.90	6.74	$2,445
<no activity>	-	$-
March 31, 2025	4,165	$1.90	6.50	$1,414
Forfeited	(427)	$3.07
June 30, 2025	3,738	$1.77	6.16	$993
Forfeited	(129)	$3.36
September 30, 2025	3,609	$1.71	5.72	$1,796
Exercisable options as of September 30, 2025	2,567	$1.13	4.81	$1,796

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the three months ended September 30, 2025 and 2024, stock-based compensation expense of $184 and $162, respectively, was recognized in connection with the outstanding options. During the nine months ended September 30, 2025 and 2024, stock-based compensation expense of $692 and $1,528, respectively, was recognized in connection with the outstanding options. As of September 30, 2025, there is $1,709 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Stock Plan and 2021 Plan, for the nine months ended September 30, 2025.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2024	5,310	$2.69
Granted	6,760	$1.49
Vested or distributed	(906)	$3.52
Forfeited	(563)	$1.93
March 31, 2025	10,601	$1.90
Granted	6,034	$0.85
Vested or distributed	(438)	$3.19
Forfeited	(2,869)	$1.35
June 30, 2025	13,328	$1.53
Granted	252	$1.33
Vested or distributed	(1,272)	$1.53
Forfeited	(1,379)	$1.82
September 30, 2025	10,929	$1.49

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

During the three months ended September 30, 2025 and 2024, stock-based compensation expense of $1,897 and $2,793, respectively, was recognized in connection with the vesting of all RSUs. During the nine months ended September 30, 2025 and 2024, stock-based compensation expense of $6,376 and $7,935, respectively, was recognized in connection with the vesting of all RSUs. As of September 30, 2025, there is $13,278 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The ESPP allows employees to purchase shares of the Company's Class A Common Stock approximately every six months at a per share purchase price equal to 85 percent of the quoted market price of a share of the Company’s Class A Common Stock on (i) the first day of the offering period or (ii) the applicable purchase date of such offering period, whichever quoted market price is lower. During the three months ended September 30, 2025 and 2024, stock-based compensation expense of $3 and $3, respectively, was recognized in connection with the ESPP. During the nine months ended September 30, 2025 and 2024, stock-based compensation expense of $13 and $60, respectively, was recognized in connection with the ESPP.

The table below summarizes the activity related to the ESPP for the nine months ended September 30, 2025.

ESPP Activity	Shares Available for Sale
December 31, 2024	7,109
Annual additions to the plan	1,920
Shares purchased	(140)
March 31, 2025	8,889
<no activity>	-
June 30, 2025	8,889
Shares purchased	(128)
September 30, 2025	8,761

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Stock-Based Compensation

During the nine months ended September 30, 2024, there were options granted covering 2,527 shares. There were no such options granted during the three months ended September 30, 2024 or the three and nine months ended September 30, 2025. The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2025 and 2024.

	For the nine months ended September 30,
	2025(1)	2024
Risk free interest	-	4.09%
Dividend yield	-	0.00%
Expected volatility	-	75.00%
Expected life (years)	-	6.25

(1) 2025 assumptions are not applicable as no options were granted during the nine months ended September 30, 2025.

The Company recorded stock-based compensation expense as follows.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue	$64	$286	$483	$876
Research and development	730	972	2,672	2,886
Sales and marketing	134	201	543	497
General and administrative	1,156	1,499	3,383	5,264
Total	$2,084	$2,958	$7,081	$9,523

NOTE 9. INCOME TAXES

The Company’s effective tax rate (ETR) from continuing operations was (0.90%) and (0.18%) for the three months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate (ETR) from continuing operations was (0.23%) and (0.59%) for the nine months ended September 30, 2025 and 2024, respectively. The Company’s ETR during the three and nine months ended September 30, 2025 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We do not expect the OBBBA to have a material impact on our effective tax rate.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Common stock options and restricted stock units	14,539	15,814	14,539	15,814
Total	14,539	15,814	14,539	15,814

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

In April 2020, the Company entered into an agreement with a supplier, as further amended in March 2021 (the "Supplier Agreement"), to purchase minimum volumes of certain products through August 2022. Due to significant failure rates and other defects, the Company ceased ordering product from this supplier as of December 2020. Despite the Company’s requests, the supplier indicated they are not willing to refund the Company for the malfunctioning products previously purchased, and therefore, the Company filed a complaint against the supplier on March 22, 2022 in the Superior Court for the State of California, County of Santa Clara (the "Court"). During the three months ended March 31, 2024, the Company recorded a legal expense of $5,300 within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The final settlement agreement was signed in June 2024. In July 2024, the inventory was returned to the supplier, and the Court granted the parties' Request for Dismissal of the action with prejudice.

In February 2024, a putative class action complaint was filed against Fifth Wall Acquisition Sponsor, LLC, Fifth Wall Asset Management, LLC (the “FWAA Defendants”), and the individual directors of Fifth Wall Acquisition Corp. I (“FWAA”) (the “Director Defendants” and collectively the “Defendants”) in the Delaware Court of Chancery by a stockholder of FWAA for purported damages arising from the business combination with SmartRent.com, Inc. (the "2024 Class Action”). The complaint asserts claims for (i) breach of fiduciary duty against the Director Defendants; (ii) aiding and abetting breach of fiduciary duty claims against Fifth Wall Asset Management LLC; and (iii) unjust enrichment claims against all Defendants, for purported actions relating to FWAA’s August 24, 2021 merger with legacy SmartRent.com, Inc. The parties engaged in discovery and document production to date. Beginning in February 2025, the parties participated in a mediation, which ultimately led to all the parties’ agreement to settle the 2024 Class Action for $11,375. In August 2025, the parties executed a Stipulation and Agreement of Settlement, Compromise and Release, which remains subject to court approval.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

As the surviving entity following the business combination, the Company presently has certain advancement obligations to the Director Defendants in connection with the 2024 Class Action which includes the costs of their defense of such litigation. While the Director Defendants are the beneficiaries of coverage for such costs up to $10,000 by directors’ and officers’ insurance (“D&O insurance”), the D&O insurance is subject to a retention of $5,000. The Company has notified the relevant D&O insurance carriers of the 2024 Class Action and is litigating coverage and allocation issues in a separate action filed in the Delaware Superior Court in December 2024 (the “Coverage Action”). The allocation issues arise out of the D&O insurance carriers’ assertion that the allegations in the 2024 Class Action include claims against the FWAA Defendants, who are not named insureds, as well as claims against the Director Defendants in both their insured and uninsured capacities. Concurrent with the mediated settlement of the 2024 Class Action, the Company negotiated a settlement with the primary D&O insurance carrier that the parties are in the process of documenting. The primary D&O insurance carrier has agreed to fund a portion of the settlement of the 2024 Class Action in exchange for dismissal of the claims against it in the Coverage Action. FWAA has also agreed to contribute to the settlement of the 2024 Class Action in an amount that satisfies its retention on a separate insurance policy. The Company agreed to mediate with the excess D&O insurance carrier, which maintains a policy providing an additional $5,000 of D&O insurance coverage, and FWAA's insurance carrier regarding the percentage allocation of the 2024 Class Action settlement to the Director Defendants in their insured and uninsured capacities. Following mediation, the Company agreed to settlements in principle with the excess D&O carrier as well as FWAA and its carrier. The Company is continuing to negotiate the documentation of the settlements in the Coverage Action.

Legal expenses incurred by the Company during the three months ended September 30, 2025 included $1,187 of legal fees and no accrued settlement costs, offset by committed insurance and third-party contributions of $3,650 toward the 2024 Class Action. There were no accrued settlement costs incurred. During the three months ended September 30, 2024, the Company incurred legal fees of $293 related to the 2024 Class Action. Legal expenses incurred by the Company during the nine months ended September 30, 2025 included $4,649 of legal fees and $11,375 of accrued settlement costs, offset by committed insurance and third-party contributions of $11,150 toward the 2024 Class Action. During the nine months ended September 30, 2024, the Company incurred $293 related to the 2024 Class Action. These legal expenses were recorded within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

In May 2021, the Company entered into a licensing agreement with a service provider, as further amended in July 2021 (the "Service Provider Agreement"), to license the provider’s software and participate in the provider’s energy demand response program to generate revenue for the Company. The Company paid the service provider $3,500 for the first 25 months of the 60-month license, with no additional payment due until July 2023. In October 2022, the Company sought to rescind the Agreement on the basis that it believed it was misled about the business opportunity available and the nature of the parties’ arrangement. In January 2024, the service provider brought suit against the Company for breach of contract in the Superior Court of California for the County of San Francisco seeking damages for the Company’s failure to make the monthly $140 payments for the license. In February 2024, the Company filed a cross-complaint against the service provider for fraudulent inducement; recission; breach of contract; and related equitable claims. The parties engaged in substantial written discovery and depositions. In January 2025, the Company moved for summary judgment on the Agreement’s limitation of liability provision, asserting that the service provider could not recover damages under the contract. In February 2025, the parties participated in a mediation, which ultimately led to the parties' agreement to settle the matter. The final settlement agreement was signed in March 2025, and the case was dismissed with prejudice.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. As of September 30, 2025 and December 31, 2024, an accrual of $11,375 and $1,500, respectively, was included within accrued expenses and other current liabilities related to the legal matters discussed above. As of September 30, 2025, a receivable of $10,150 was included within prepaid expenses and other current assets related to committed insurance and third-party contributions related to the legal matter discussed above. No such accrual was included as of December 31, 2024.

NOTE 13. SEGMENT REPORTING

The Company operates as a single operating segment, which is also its only reportable segment as its CODM, which is currently the Company's President and Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $11,508 and $8,023 of assets outside the United States on September 30, 2025, and December 31, 2024, respectively.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue
Hardware	$11,506	$18,707	$45,479	$72,460
Professional Services	7,035	3,308	15,255	12,582
Deferred hub amortization	3,424	5,177	12,701	16,435
SaaS	14,237	13,318	42,419	38,040
Total revenue	36,202	40,510	115,854	139,517

Cost of revenue
Hardware	13,836	13,843	40,664	48,845
Professional Services	6,800	6,840	20,330	22,157
Deferred hub amortization	1,819	2,735	6,559	8,461
SaaS	4,178	3,635	12,502	9,869
Total cost of revenue	26,633	27,053	80,055	89,332

Gross profit	9,569	13,457	35,799	50,185

Operating expenses
Operating expenses excluding stock compensation and depreciation and amortization	13,286	22,659	60,639	67,925
Stock compensation	2,019	1,366	6,597	7,341
Depreciation and amortization	1,291	1,169	3,635	3,733
Total operating expenses	16,596	25,194	70,871	78,999

Impairment charge	-	-	24,929	-

Loss from operations	(7,027)	(11,737)	(60,001)	(28,814)

Other segment items(1)	757	1,814	2,687	6,594

Net loss	$(6,270)	$(9,923)	$(57,314)	$(22,220)

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2025 and through November 5, 2025, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In October 2025, 5 shares of the Company's Class A Common Stock were issued to certain employees related to vested RSUs.

In October 2025, the Board approved the issuance of 219 RSUs to an employee under the Inducement Plan.

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

Through centrally connected devices ("Hub Devices"), which integrate our enterprise software with third party smart devices, we enable the integration of our platform with third-party smart devices, our own hardware devices and other technology interfaces. We use an open-architecture, brand-agnostic approach that allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our Smart Community solutions include software and devices that power (i) smart apartments and homes, (ii) access control for buildings, common areas, and rental units, (iii) community and resident WiFi, and other solutions such as asset protection and monitoring and self-guided tours. Our Smart Operations solutions include work order management, the automation of leasing and resident call handling, audit management, and the automation of the inspection process. We also have a professional services team that provides customers with training, installation, and support services.

SmartRent is a category leader in the enterprise smart home solutions industry. As of September 30, 2025, we had 870,230 Units Deployed (as defined below) and approximately 600 customers who either have an active subscription or have purchased any SmartRent product in the past twelve months, including many of the largest multifamily residential owners in the United States. As of September 30, 2025, we believe our customers owned an aggregate of approximately 7.0 million rental units; this represents approximately 14% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading single-family rental homeowners, homebuilders, and iBuyers in the United States.

Our Business Model

We generate revenue primarily from sales of smart home systems that enable property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. Our revenue is generated from: (1) the direct sale to our customers of hosted services from monthly subscription fees collected from customers to provide access to services including access controls, asset monitoring, WiFi, and related services ("Hosted Services"); (2) the sale and delivery of smart home devices, which generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches; and (3) installation and implementation of smart home devices that enable our Hosted Services. Subscription arrangements have contractual terms ranging from one month to ten years and the weighted average length of our recurring revenue contracts is 4.1 years.

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

Active Supply Chain Management

We continue to experience improvements in the challenges related to the global supply chain. In prior periods, the increased demand for electronics as a result of the COVID-19 pandemic, U.S. trade relations with China and certain other factors in recent periods led to a global shortage of semiconductors, including Z‑wave chips, which are a central component of our Hub Devices. Due to this shortage in prior periods, we experienced Hub Device production delays, which affected our ability to meet scheduled installations and facilitate customer upgrades to our higher-margin Hub Devices. We also experienced shortages and shipment delays related to components for access control systems and made-to-order specialty locks.

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

New Products, Features and Functionality

We are evolving our business into a more diverse platform with new products, features and functionality that enhance the value of our smart home operating system. We have introduced a number of SaaS product enhancements and features, including Answer Automation and Work Management solutions, that streamline property management operations. We have also introduced Community WiFi, which provides communities with a private, device-dedicated WiFi network to power Hub Devices and other in-home smart devices, and Smart Package Room, which is a smart package management solution that transforms package visibility, reduces labor demands, optimizes storage space and enhances resident satisfaction. Our Smart Operations Solutions enhance our overall platform offering and customer value proposition by providing a comprehensive one-stop platform that broadens our support of property operations, enhancing the experience for residents, property owners and managers. We offer an open-API architecture that enables third-party partner integrations, resulting in a multi-functional platform that enhances property management workflow efficiencies, empowers team productivity, elevates resident interactions, and improves resident living experiences. In the future, we intend to continue to release new products and solutions and enhance our existing products and solutions, and we expect that our operating results will be impacted by these releases.

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

Recent Developments

In June 2025, we announced the appointment of Frank Martell as President and Chief Executive Officer. Mr. Martell replaced John Dorman, who had been serving as Interim Chief Executive Officer and President. Mr. Dorman will continue to serve as our Board Chair.

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

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) and have an active subscription as of a stated measurement date. We utilize the Units Deployed metric to assess the health of our business and measure the trajectory of our growth. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) and resulted in a new active subscription during a stated measurement period. Although our revenue is primarily driven by New Units Deployed and the number of Units Deployed, due to the expansion of our products and services that don't require a Hub Device, and Hub Device upgrades that do not result in net new active subscriptions, the correlation between New Units Deployed and revenue is not as strong as it was historically. Although the correlation has decreased, New Units Deployed is still an indicator of our ability to acquire new customers and expand our relationships with our current customers. As of September 30, 2025 and 2024, we had an aggregate of 870,230 and 787,038 Units Deployed, respectively. For the three months ended September 30, 2025 and 2024, we had 22,644 and 15,168 New Units Deployed, respectively. For the nine months ended September 30, 2025 and 2024, we had 61,826 and 67,347 New Units Deployed, respectively.

Units Shipped

We define Units Shipped as the aggregate number of Hub Devices that have been shipped to customers during a stated measurement period. Units Shipped is used to assess the trajectory of our growth and is an indicator of our ability to acquire new customers and expand our relationships with our current customers. However, we caution that Units Shipped also includes Hub Devices for upgrades and out of warranty replacements and may not be an indicator of New Units Deployed in future periods. For the three months ended September 30, 2025 and 2024, we had 20,047 and 44,763 Units Shipped, respectively. For the nine months ended September 30, 2025 and 2024, we had 90,008 and 145,287 Units Shipped, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units subject to binding orders executed during a stated measurement period that will result in a New Unit Deployed. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the three months ended September 30, 2025 and 2024 there were 22,080 and 17,048 Units Booked, respectively. For the nine months ended September 30, 2025 and 2024 there were 64,609 and 101,029 Units Booked, respectively. For the three months ended September 30, 2025 and 2024, ARR (as defined below) related to Units Booked was $2,110 and $1,991, respectively. For the nine months ended September 30, 2025 and 2024, ARR related to Units Booked was $6,753 and $7,301, respectively.

Bookings

We define Bookings as the contract value of hardware, professional services, and the first year of ARR for binding orders executed during a stated measurement period, including renewals and upgrades. We utilize Bookings to measure revenue expected to be earned in future periods from orders contracted during the current period. For the three months ended September 30, 2025 and 2024, Bookings were $23,955 and $19,582, respectively. For the nine months ended September 30, 2025 and 2024, Bookings were $81,595 and $103,864, respectively.

SaaS Revenue

We define SaaS Revenue as monthly subscription revenue from fees paid by customers for access to one or more of SmartRent's software applications, including access controls, asset monitoring and related services, and our Community WiFi solution. We believe that SaaS Revenue growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our SaaS Revenue to assess the general health and trajectory of our Hosted Services business. Arrangements with customers do not provide the customer with the right to take possession of SmartRent's software at any time. Customers are granted continuous access to the services over the contractual period. As of September 30, 2025, approximately 33% of our ARR had prepaid payment terms. We believe that our customer base is inherently sticky given the barriers to entry associated with rolling out an integrated enterprise solution across a portfolio of rental units. For the three months ended September 30, 2025 and 2024, we generated SaaS Revenue of $14.2 million and $13.3 million, respectively. For the nine months ended September 30, 2025 and 2024, we generated SaaS Revenue of $42.4 million and $38.0 million, respectively.

Annual Recurring Revenue

We define Annual Recurring Revenue ("ARR") as the annualized value of our SaaS Revenue earned in the current quarter, which we calculate by taking the total amount of SaaS Revenue in the current quarter and multiplying that amount by four. We believe that ARR growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our ARR to assess the general health and trajectory of our Hosted Services business. As of September 30, 2025 and 2024, ARR was approximately $56.9 million and approximately $53.2 million, respectively.

Hardware Average Revenue per Unit ("ARPU"), Professional Services ARPU, SaaS ARPU, and Units Booked SaaS ARPU

We define Hardware ARPU as total hardware revenue during a given period divided by the total Units Shipped during the same period. Hardware ARPU is used to evaluate the effectiveness of our hardware pricing and assess our ability to market and sell our hardware offerings. For the three months ended September 30, 2025 and 2024, Hardware ARPU was $574 and $418, respectively. For the nine months ended September 30, 2025 and 2024, Hardware ARPU was $505 and $499, respectively.

We define Professional Services ARPU as total professional services revenue during a given period divided by the total New Units Deployed, excluding customer self-installations, during the same period. Professional Services ARPU is used to assess our ability to effectively price our installation services. For the three months ended September 30, 2025 and 2024, Professional Services ARPU was $449 and $443, respectively. For the nine months ended September 30, 2025 and 2024, Professional Services ARPU was $416 and $310, respectively.

We define SaaS ARPU as total SaaS Revenue during a given period divided by the average aggregate Units Deployed in the same period divided by the number of months in the period. Average aggregate Units Deployed is calculated as the Units Deployed as of the current period plus the Units Deployed as of the previous period divided by two. SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions. For the three months ended September 30, 2025 and 2024, SaaS ARPU was $5.52 and $5.70, respectively. For the nine months ended September 30, 2025 and 2024, SaaS ARPU was $5.61 in both periods.

We define Units Booked SaaS ARPU as the first year ARR for binding orders with Units Booked executed during the stated measurement period divided by the total Units Booked in the same period divided by the number of months in the period. Units Booked SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions for orders executed during the period. For the three months ended September 30, 2025 and 2024, Units Booked SaaS ARPU was $7.96 and $9.73, respectively. For the nine months ended September 30, 2025 and 2024, Units Booked SaaS ARPU was $8.71 and $9.48, respectively.

Customer Churn

We define Customer Churn as cancelled deployed units during the measurement period divided by Units Deployed as of the beginning of the measurement period. Cancelled deployed units are the previously Units Deployed that have been cancelled during the same measurement period in which a customer cancels all product subscriptions. Our Hosted Services growth is driven by our ability to retain our customers and minimize Customer Churn. For the three months ended September 30, 2025 and 2024, our Customer Churn for our Smart Communities Solutions was 0.05% and 0.01%, respectively. For the nine months ended September 30, 2025 and 2024, our Customer Churn for our Smart Communities Solutions was 0.15% and 0.06%, respectively.

Property Net Revenue Retention

We define Property Net Revenue Retention as SaaS Revenue at the end of the current period related to properties which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same properties. Property Net Revenue Retention includes additions to revenue from price increases on existing products, additions of new products at existing properties and transfers of ownership, offset by any reductions in revenue caused by cancellations or downgrades. Property Net Revenue Retention was 104% as of September 30, 2025 compared to 101% as of September 30, 2024.

Customer Net Revenue Retention

We define Customer Net Revenue Retention as SaaS Revenue at the end of the current period related to customers which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same customers. A customer with SaaS Revenue is defined as an entity that has an active subscription during the stated period. Customer Net Revenue Retention includes additions to revenue from transfers of ownership, price increases on existing products and additions of new products at existing properties, offset by any reductions in revenue caused by cancellations or downgrades. Customer Net Revenue Retention was 113% as of September 30, 2025.

The table below summarizes our key metrics.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change %	2025	2024	Change %
Hardware
Hardware Units Shipped	20,047	44,763	(55)%	90,008	145,287	(38)%
Hardware ARPU	$574	$418	37%	$505	$499	1%
Professional Services
New Units Deployed	22,644	15,168	49%	61,826	67,347	(8)%
Professional services ARPU	$449	$443	1%	$416	$310	34%
Hosted Services
Units Deployed	870,230	787,038	11%	870,230	787,038	11%
Average aggregate units deployed	859,093	779,454	10%	839,864	753,365	11%
SaaS ARPU	$5.52	$5.70	(3)%	$5.61	$5.61	0%
Bookings
Units Booked	22,080	17,048	30%	64,609	101,029	(36)%
Bookings (in thousands)	$23,955	$19,582	22%	$81,595	$103,864	(21)%
Units Booked SaaS ARPU	$7.96	$9.73	(18)%	$8.71	$9.48	(8)%

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

	For the three months ended September 30,								For the nine months ended September 30,
	2025				2024				2025				2024
	(dollars in thousands)								(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2025	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services(1)	Total 2025	Hardware	Professional Services	Hosted Services(1)	Total 2024
Smart Communities Solutions
Smart Apartments	$10,182	$6,137	$13,599	$29,918	$16,569	$2,387	$14,445	$33,401	$41,437	$12,938	$42,623	$96,998	$66,119	$9,558	$42,661	$118,338
Access Control	736	502	501	1,739	1,034	415	477	1,926	2,568	1,245	1,646	5,459	2,920	1,935	1,217	6,072
Community WiFi	94	164	192	450	146	300	181	627	151	423	594	1,168	291	537	521	1,349
Other	494	232	737	1,463	963	206	575	1,744	1,323	649	2,201	4,173	3,136	607	1,504	5,247
Smart Operations Solutions	-	-	2,632	2,632	(5)	-	2,817	2,812	-	-	8,056	8,056	(6)	(55)	8,572	8,511
Total Revenue	$11,506	$7,035	$17,661	$36,202	$18,707	$3,308	$18,495	$40,510	$45,479	$15,255	$55,120	$115,854	$72,460	$12,582	$54,475	$139,517

(1) For the three months ended September 30, 2025 and 2024, Hosted services revenue for our Smart Apartments solution included hub amortization revenue of $3,424 and $5,177, respectively. For the nine months ended September 30, 2025 and 2024, Hosted services revenue for our Smart Apartments solution included hub amortization revenue of $12,701 and $16,435, respectively.

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

Hosted Services Revenue

We generate hosted services revenue from (1) the direct sale to our customers of hosted services from monthly subscription fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring, WiFi, and related services (“Hosted Services”) and (2) the amortization of non-distinct Hub Devices. The subscription arrangements have contractual terms ranging from one month to ten years and include recurring fixed plan subscription fees. The weighted average length of our recurring revenue contracts is 4.1 years. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer.

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

Cost of Revenue

Cost of revenue consists primarily of direct costs of products and services together with the indirect cost of estimated warranty expense and customer care and support over the life of the service arrangement. We expect the cost of revenue to increase in absolute dollars in future periods commensurate with increases in revenue. We record any change to cost of job performance and job conditions in the period during which the revision is identified.

Hardware

Cost of hardware revenue consists primarily of direct costs of products, Hub Devices, hardware devices and supplies purchased from third-party providers, shipping costs, warehouse facility (including depreciation and amortization of capitalized assets and right-of-use assets) and infrastructure costs, personnel-related costs associated with the procurement and distribution of our products and estimated warranty expenses together with the indirect cost of customer care and support. We expect an increase in cost of hardware revenue in absolute dollars in future periods commensurate with increases in revenue.

Tariffs imposed by the U.S. government since 2019, especially with respect to China, have subjected certain SmartRent products manufactured overseas to additional import duties. The amount of the import tariff has changed numerous times based on actions by the U.S. government. The U.S. government has implemented and threatened further increases to tariffs this year on imports from countries such as Canada, Mexico and China. Such actions may increase our cost of hardware revenue and reduce our hardware revenue margins in the future. We continue to monitor and evaluate changes in policy impacting global trade, including tariff regulations.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

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

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$11,506	$18,707	$(7,201)	(38)%	$45,479	$72,460	$(26,981)	(37)%
Professional services	7,035	3,308	3,727	113%	15,255	12,582	2,673	21%
Hosted services	17,661	18,495	(834)	(5)%	55,120	54,475	645	1%
Total revenue	36,202	40,510	(4,308)	(11)%	115,854	139,517	(23,663)	(17)%

Cost of revenue
Hardware	13,836	13,843	(7)	(0)%	40,664	48,845	(8,181)	(17)%
Professional services	6,800	6,840	(40)	(1)%	20,330	22,157	(1,827)	(8)%
Hosted services	5,997	6,370	(373)	(6)%	19,061	18,330	731	4%
Total cost of revenue	26,633	27,053	(420)	(2)%	80,055	89,332	(9,277)	(10)%

Operating expense
Research and development	6,149	6,596	(447)	(7)%	20,872	22,442	(1,570)	(7)%
Sales and marketing	4,354	4,444	(90)	(2)%	15,499	13,714	1,785	13%
General and administrative	6,093	14,154	(8,061)	(57)%	34,500	42,843	(8,343)	(19)%
Total operating expenses	16,596	25,194	(8,598)	(34)%	70,871	78,999	(8,128)	(10)%

Impairment charge	-	-	-	100%	24,929	-	24,929	100%

Loss from operations	(7,027)	(11,737)	4,710	40%	(60,001)	(28,814)	(31,187)	(108)%

Other income (expense)
Interest income, net	891	2,019	(1,128)	(56)%	3,103	6,718	(3,615)	(54)%
Other (expense) income, net	(78)	(187)	109	58%	(285)	7	(292)	(4171)%
Loss before income taxes	(6,214)	(9,905)	3,691	37%	(57,183)	(22,089)	(35,094)	(159)%

Income tax expense	56	18	38	211%	131	131	-	0%
Net Loss	$(6,270)	$(9,923)	$3,653	37%	$(57,314)	$(22,220)	$(35,094)	(158)%

Comparison of the three and nine months ended September 30, 2025 and 2024

Revenue

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$11,506	$18,707	$(7,201)	(38)%	$45,479	$72,460	$(26,981)	(37)%
Professional services	7,035	3,308	3,727	113%	15,255	12,582	2,673	21%
Hosted services	17,661	18,495	(834)	(5)%	55,120	54,475	645	1%
Total revenue	$36,202	$40,510	$(4,308)	(11)%	$115,854	$139,517	$(23,663)	(17)%

Total revenue decreased by $4.3 million, or 11%, to $36.2 million for the three months ended September 30, 2025, from $40.5 million for the three months ended September 30, 2024. The decrease was primarily driven by a decrease in Units Shipped to 20,047 for the three months ended September 30, 2025 from 44,763 for the three months ended September 30, 2024, partially offset by an increase in New Units Deployed to 22,644 units for the three months ended September 30, 2025 from 15,168 units for the three months ended September 30, 2024. The overall decrease in Units Shipped is primarily attributable to our customers' decisions to defer capital expenditures, driven by broader macroeconomic conditions. In addition, changes in leadership and the structure of our sales organization have adversely impacted sales and overall volumes.

Total revenue decreased by approximately $23.6 million, or 17%, to $115.9 million for the nine months ended September 30, 2025, from $139.5 million for the three months ended September 30, 2024. The decrease was primarily driven by a 38% decrease in Units Shipped to 90,008 for the nine months ended September 30, 2025 from 145,287 for the nine months ended September 30, 2024 and a decrease in New Units Deployed to 61,826 units for the nine months ended September 30, 2025 from 67,347 units for the nine months ended September 30, 2024, partially offset by revenue generated from the installation of Hub Device upgrades and a 11% increase in the number of cumulative active subscriptions for our Hosted Services during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The overall decrease in Units Shipped and New Units Deployed is primarily attributable to our customers' decisions to defer capital expenditures, driven by broader macroeconomic conditions. In addition, changes in leadership and the structure of our sales organization have adversely impacted sales and overall volumes.

Hardware revenue decreased by approximately $7.2 million, or 38%, to $11.5 million for the three months ended September 30, 2025, from $18.7 million for the three months ended September 30, 2024. This decrease in hardware revenue was primarily driven by a 55% decrease in Units Shipped to 20,047 for the three months ended September 30, 2025 from 44,763 for the three months ended September 30, 2024.

Hardware revenue decreased by $27.0 million, or 37%, to $45.5 million for the nine months ended September 30, 2025, from $72.5 million for the nine months ended September 30, 2024. This decrease in hardware revenue was primarily driven by a 38% decrease in Units Shipped to 90,008 for the nine months ended September 30, 2025 from 145,287 for the nine months ended September 30, 2024.

Professional services revenue increased by $3.7 million, or 113%, to $7.0 million for three months ended September 30, 2025, from $3.3 million for the three months ended September 30, 2024. The increase in professional services revenue was primarily driven by a 49% increase in New Units Deployed to 22,644 units for the three months ended September 30, 2025 from 15,168 units for the three months ended September 30, 2024.

Professional services revenue increased by $2.7 million, or 21%, to $15.3 million for nine months ended September 30, 2025, from $12.6 million for the nine months ended September 30, 2024. The increase in professional services revenue was primarily driven by a 34% increase in Professional services ARPU to $416 for the nine month ended September 30, 2025 from $310 for the nine months ended September 30, 2024. The increase in ARPU was partially offset by an 8% decrease in New Units Deployed to 61,826 units for the nine months ended September 30, 2025 from 67,347 units for the nine months ended September 30, 2024.

Hosted Services revenue decreased by $0.8 million, or 5%, to $17.7 million for the three months ended September 30, 2025, from $18.5 million for the three months ended September 30, 2024. Of the $17.7 million revenue in 2025, $14.2 million is related to SaaS Revenue and approximately $3.5 million is related to hub amortization. Revenue from SaaS increased by $0.9 million, or 7%, and revenue from hub amortization decreased by $1.7 million from the three months ended September 30, 2024 to the three months ended September 30, 2025. The increase of Hosted Services revenue resulted primarily from a 11% increase in the aggregate number of Units Deployed from 787,038 units at September 30, 2024 to 870,230 units at September 30, 2025.

Hosted Services revenue increased by $0.6 million, or 1%, to $55.1 million for the nine months ended September 30, 2025, from $54.5 million for the nine months ended September 30, 2024. Of the $55.1 million revenue in 2025, $42.4 million is related to SaaS Revenue and $12.7 million is related to hub amortization. Revenue from SaaS increased by $4.4 million, or 12%, and revenue from hub amortization decreased by $3.8 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. The increase of Hosted Services revenue resulted primarily from a 11% increase in the aggregate number of Units Deployed from 787,038 units at September 30, 2024 to 870,230 units at September 30, 2025.

We don’t expect to deploy any more non-distinct Hub Devices, thus, the revenue contribution from hub amortization should continue to decrease in future periods until the non-distinct Hub Devices are fully amortized. The table below shows the expected revenue contribution from hub amortization.

	2025	2026	2027
	(dollars in thousands)
Revenue contribution from hub amortization
Q1(1)	$4,658	$2,071	$154
Q2(1)	4,619	1,452	51
Q3(1)	3,424	886	17
Q4	2,659	407	6
Total	$15,360	$4,816	$228

(1) Q1 2025, Q2 2025 and Q3 2025 amounts are actuals.

Cost of Revenue

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue
Hardware	$13,836	$13,843	$(7)	(0)%	$40,664	$48,845	$(8,181)	(17)%
Professional services	6,800	6,840	(40)	(1)%	20,330	22,157	(1,827)	(8)%
Hosted services	5,997	6,370	(373)	(6)%	19,061	18,330	731	4%
Total cost of revenue	$26,633	$27,053	$(420)	(2)%	$80,055	$89,332	$(9,277)	(10)%

Total cost of revenue decreased by $0.4 million, or 2%, to approximately $26.7 million for the three months ended September 30, 2025, from $27.1 million for the three months ended September 30, 2024. The decrease in cost of revenue resulted primarily from a $0.9 million decrease in hub amortization partially offset by a $0.5 million increase in SaaS revenue.

Total cost of revenue decreased by $9.3 million, or 10%, to approximately $80.0 million for the nine months ended September 30, 2025, from $89.3 million for the nine months ended September 30, 2024. The decrease in cost of revenue resulted primarily from a 38% decrease in Units Shipped and an 8% decrease in New Units Deployed, partially offset by a 11% increase in the aggregate number of Units Deployed resulting in a greater number of active subscriptions for our software service applications.

Hardware cost of revenue was flat at $13.8 million for the three months ended September 30, 2025 and 2024. While Units Shipped decreased by 55%, an unfavorable product mix related to locks, along with inventory write-offs and warranty items, resulted in a higher average unit cost. During the three months ended September 30, 2025, we recorded $1,794 of inventory write-offs related to the sunsetting of our parking management solution, resulting from strategic changes made during the three months ended September 30, 2025.

Hardware cost of revenue decreased by approximately $8.1 million, or 17%, to $40.7 million for the nine months ended September 30, 2025, from $48.8 million for the nine months ended September 30, 2024. This decrease in hardware cost of revenue was primarily attributable to a 38% decrease in Units Shipped.

Professional services cost of revenue was flat at $6.8 million for the three months ended September 30, 2025 and 2024. Third-party direct labor costs increased approximately $1.0 million, driven by a 49% increase in New Units Deployed. This was offset by a decrease of $1.0 million in personnel-related costs and travel expenses.

Professional services cost of revenue decreased by $1.9 million, or 8%, to $20.3 million for the nine months ended September 30, 2025, from $22.2 million for the nine months ended September 30, 2024. The decrease in professional services cost of revenue is primarily attributable to a decrease of $1.7 million in personnel-related costs and travel driven by a 8% decrease in New Units Deployed.

Hosted Services cost of revenue decreased by $0.4 million, or 6%, to $6.0 million for the three months ended September 30, 2025, from $6.4 million for the three months ended September 30, 2024. The decrease was driven by a $0.9 million decrease in hub amortization, partially offset by a 11% increase in the aggregate number of Units Deployed resulting in a greater number of active subscriptions for our software service applications.

Hosted Services cost of revenue increased by approximately $0.8 million, or 4%, to $19.1 million for the nine months ended September 30, 2025, from $18.3 million for the nine months ended September 30, 2024. The increase resulted from a 11% increase in the aggregate number of Units Deployed resulting in a greater number of active subscriptions for our software service applications and an increase in personnel-related costs of $0.9 million, partially offset by a $1.9 million decrease in hub amortization.

Operating Expenses

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$6,149	$6,596	$(447)	(7)%	$20,872	$22,442	$(1,570)	(7)%
Sales and marketing	4,354	4,444	(90)	(2)%	15,499	13,714	1,785	13%
General and administrative	6,093	14,154	(8,061)	(57)%	34,500	42,843	(8,343)	(19)%

Research and development expenses decreased by $0.4 million, or 7%, to approximately $6.2 million for the three months ended September 30, 2025, from $6.6 million for the three months ended September 30, 2024, primarily related to a decrease of $0.2 million in personnel-related expenses.

Research and development expenses decreased by approximately $1.5 million, or 7%, to $20.9 million for the nine months ended September 30, 2025, from $22.4 million for the nine months ended September 30, 2024, primarily related to a decrease of $1.2 million in personnel-related expenses.

Sales and marketing expenses were approximately flat at $4.4 million for the three months ended September 30, 2025 and 2024. Personnel-related expenses increased by $0.4 million, offset small decreases in other sales and marketing expenses such as conferences and trade shows, advertising, and business applications and software. We believe our sales and marketing expenses will increase in future periods as we continue to invest in building a scalable sales team, which began with hiring our new Chief Revenue Officer in September 2024.

Sales and marketing expenses increased by approximately $1.8 million, or 13%, to $15.5 million for the nine months ended September 30, 2025 from $13.7 million for the nine months ended September 30, 2024, resulting primarily from an increase of $1.1 million in third-party consultants and $0.6 million in personnel-related expenses. We believe our sales and marketing expenses will increase in future periods as we continue to invest in building a scalable sales team, which began with hiring our new Chief Revenue Officer in September 2024.

General and administrative expenses decreased by approximately $8.1 million, or 57%, to $6.1 million for the three months ended September 30, 2025 from $14.2 million for the three months ended September 30, 2024. This was primarily driven by a $6.6 million decrease in legal expenses, of which $2.5 million was related to accrual reversals which we don't expect to recur in future periods. Additionally, severance expense decreased by $2.6 million as during the three months ended September 30, 2024, we incurred $2.8 million of severance and related expenses attributable to the departure of our former CEO.

General and administrative expenses decreased by $8.3 million, or 19%, to $34.5 million for the nine months ended September 30, 2025 from $42.8 million for the nine months ended September 30, 2024. This was primarily driven by a $4.3 million decrease in legal expenses, a $2.5 million decrease in severance expense, and a $2.3 million decrease related to the impairment of an investment in a non-affiliate in the prior year. Our legal expenses incurred during the nine months ended September 30, 2025 included $4.6 million of legal fees and $11.4 million of accrued settlement costs, offset by committed insurance and third-party contributions of $11.2 million. See Note 12 - Commitments and Contingencies for more information.

Goodwill Impairment Charge

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Impairment charge	$-	$-	$-	0%	$24,929	$-	$24,929	100%

During the nine months ended September 30, 2025, we identified certain indicators of impairment, which resulted in a goodwill impairment charge of $24.9 million. See Note 2 - Significant Accounting Policies for additional information.

Other Income

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Interest income, net	$891	$2,019	$(1,128)	(56)%	$3,103	$6,718	$(3,615)	(54)%
Other (expense) income, net	(78)	(187)	109	58%	(285)	7	(292)	(4,171)%

Interest income, net decreased by $1.1 million to $0.9 million for the three months ended September 30, 2025, from $2.0 million for the three months ended September 30, 2024. The decrease in net interest income is primarily attributable to a lower cash balance on which we’re earning interest, and a decrease in interest rates.

Interest income, net decreased by $3.6 million to $3.1 million for the nine months ended September 30, 2025, from $6.7 million for the nine months ended September 30, 2024. The decrease in net interest income is primarily attributable to a lower cash balance on which we’re earning interest, and a decrease in interest rates.

Income Taxes

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(6,214)	$(9,905)	$3,691	37%	$(57,183)	$(22,089)	$(35,094)	(159)%
Income tax expense	56	18	38	211%	131	131	-	0%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets at September 30, 2025 and 2024.

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

We define Adjusted EBITDA as EBITDA before expenses related to non-recurring legal matters, stock-based compensation, impairment of investment in non-affiliate, goodwill impairment, inventory write-offs, non-recurring warranty provisions, other acquisition expenses, and other expenses caused by non-recurring, or unusual, events that are not indicative of our ongoing business.

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

	For the three months ended September 30,		For the nine months ended September,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Net loss	$(6,270)	$(9,923)	$(57,314)	$(22,220)
Interest income, net	(891)	(2,019)	(3,103)	(6,718)
Income tax expense	56	18	131	131
Depreciation and amortization	2,201	1,644	6,210	4,730
EBITDA	(4,904)	(10,280)	(54,076)	(24,077)
Legal matters(1)	(2,464)	2,325	1,861	7,625
Stock-based compensation	2,084	1,653	7,081	8,218
Impairment of investment in non-affiliate	-	-	-	2,250
Goodwill impairment(2)	-	-	24,929	-
Inventory write-off	1,794	-	1,794	-
Non-recurring warranty provision	(350)	(522)	(500)	(59)
Other acquisition expenses	-	(4)	(231)	253
Other non-operating expenses(3)	915	3,006	2,496	3,267
Adjusted EBITDA	$(2,925)	$(3,822)	$(16,646)	$(2,523)

(1) Refer to Note 12 "Commitments and Contingencies".

(2) Refer to Note 2 "Significant Accounting Policies".

(3) During the three months ended September 30, 2025 and 2024, other non-operating expenses includes severance expenses of $771 and $2,816, respectively. During the nine months ended September 30, 2025 and 2024 other non-operating expenses includes severance expense of $2,187 and $3,066, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2025, we had cash and cash equivalents of $100.0 million, which are held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

Debt Issuances

Following the maturity of our Revolving Facility (as defined below) in December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether we elect a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited ("CBA") plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of September 30, 2025, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of our assets and guaranteed by each of our material domestic subsidiaries.

We believe that our current cash, cash equivalents, and available borrowing capacity under the Senior Revolving Facility will be sufficient to fund our operations for at least the next 12 months from the filing of this Report. Our future capital requirements, however, will depend on many factors, including our sales volume, the expansion of sales and marketing activities, and market adoption of our new and enhanced products and features. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt financings. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition may be adversely affected.

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

During the three months ended September 30, 2025, we did not repurchase any shares of our Class A common stock under the stock repurchase program. During the nine months ended September 30, 2025, we repurchased 5.1 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $0.96 per share for a total of $4.9 million. As of September 30, 2025, approximately $16.8 million of our Class A Common Stock remained available for stock repurchase pursuant to our stock repurchase program.

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

Cash Flow Summary - Nine Months Ended September 30, 2025 and 2024

The following table summarizes our cash flows for the periods presented.

	Nine months ended September 30,
	2025	2024
	(dollars in thousands)
Net cash used in
Operating activities	$(29,232)	$(20,898)
Investing activities	(6,941)	(5,025)
Financing activities	(6,996)	(26,253)

Operating Activities

For the nine months ended September 30, 2025, our operating activities used $29.2 million in cash resulting primarily from our net loss of $57.3 million and $14.7 million used in changes in our operating assets and liabilities, partially offset by approximately $42.8 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $28.9 million decrease in deferred revenue, partially offset by a $7.9 million decrease in accounts receivable and a $7.1 million decrease in deferred cost of revenue. Non-cash expenses consisted primarily of a $24.9 million goodwill impairment - refer to Note 2 Significant Accounting Policies, $7.1 million of stock compensation and $6.2 million of depreciation and amortization.

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

Investing Activities

For the nine months ended September 30, 2025, we used $6.9 million of cash for investing activities, primarily related to cash paid of $3.6 million for the purchase of property and equipment and $3.4 million for capitalized internal-use software development costs.

For the nine months ended September 30, 2024, we used $5.0 million of cash from investing activities, resulting primarily from cash paid of $4.5 million for capitalized internal-use software development costs and $0.5 million for the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2025, our financing activities used $7.0 million of cash, resulting primarily from $4.9 million used for repurchases of Class A common stock and $1.5 million used for earnout payments related to the 2021 iQuue acquisition.

For the nine months ended September 30, 2024, our financing activities used $26.3 million of cash, resulting primarily from $23.5 million used for repurchases of Class A common stock, $1.8 million used for taxes paid related to net share settlements of stock-based compensation awards and $1.5 million used for earnout payments related to the 2021 iQuue acquisition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

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

Goodwill

Goodwill represents the excess of cost over net assets of our completed business combinations. We test for potential impairment of goodwill on an annual basis as of September 30 to determine if the carrying value is less than the fair value. We conduct additional tests between annual tests if there are indications of potential goodwill impairment. During the three months ended March 31, 2025, we experienced a sustained decline in stock price, resulting in a significant decrease in market capitalization. As a result, we conducted an interim impairment test utilizing the qualitative approach and determined that impairment is more likely than not. As a result, we then performed an interim quantitative impairment test which resulted in an indication of impairment.

The fair value of the reporting unit used in this impairment test was determined using a combination of an income approach and market-based approach. The mix between the two approaches requires significant judgement. As a result of these tests, we recorded a goodwill impairment charge of $24.9 million during the three months ended March 31, 2025.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and revenue and EBITDA multiples require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties as they may be based on varying assumptions which could lead to materially different results. Our goodwill balance was $92.3 million and $117.3 million as of September 30, 2025 and December 31, 2024, respectively.

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

Interest Rate Fluctuation Risk

As of September 30, 2025, we had cash, cash equivalents, and restricted cash of approximately $100.0 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $10 million, or decrease our annual interest income by $4.1 million, based on our cash position as of September 30, 2025.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of risks and uncertainties relating to our business, please see the section titled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 5, 2025 and our Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2025 and August 6, 2025. There have been no material changes from the risk factors disclosed therein. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6 - Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.2	August 30, 2021
10.1†	Transition Agreement, dated as of August 4, 2025, by and between SmartRent, Inc. and Kristen Lee.	10-Q	10.4	August 6, 2025
10.2	Waiver and First Amendment to Credit Agreement, dated August 5, 2025.	10-Q	10.5	August 6, 2025
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.2	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of November 2025.

SmartRent, Inc.

By:	/s/ Frank Martell

Frank Martell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daryl Stemm

Daryl Stemm
Chief Financial Officer
(Principal Financial and Accounting Officer)