Form 10-K
period 2025-12-31
SmartRent, Inc.
filed 2026-03-04
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, the last business day of its most recently completed second fiscal quarter was $116.1 million based on the closing price of the registrant's Class A Common Stock as reported by the New York Stock Exchange on that date.

As of March 2, 2026, there were 192,223,771 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•
our recent leadership changes;
•
our ability to maintain our brand;
•
our ability to successfully defend litigation brought against us;
•
our ability to manage our supply chain;
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
•
the impact of seasonal factors on our business;
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

• Incremental Revenue Generation. We believe that rental owners may be able to increase, or maintain higher, rental rates due to the differentiated resident experience and strong demand for smart communities. Additionally, we believe our solutions can increase resident retention, accelerate leasing and re-leasing activities, and provide ancillary monetization opportunities.

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

We believe SmartRent is a category leader in the enterprise smart home solutions industry. As of December 31, 2025, we had 890,870 Units Deployed and approximately 600 customers, including many of the largest multifamily residential owners in the United States (the "U.S."). For more information about our “Units Deployed” and other metrics, refer to the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 31, 2025, we believe our customers own or operate an aggregate of approximately 6.6 million rental units. This represents approximately 13% of the U.S. market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners and management companies, our customers include some of the largest single-family rental homeowners, homebuilders and iBuyers in the United States.

We generate revenue primarily from sales of smart home systems that enable property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. Our revenue is generated from: (1) the direct sale to our customers of hosted services from subscription fees collected from customers to provide access to services including access controls, asset monitoring, WiFi, and related services ("Hosted Services"); (2) the sale and delivery of smart home devices, which generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches; and (3) installation and implementation of smart home devices that enable our Hosted Services.

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

Smart Communities Solutions. Smart Communities Solutions is a collection of integrated software and hardware designed to enhance community functionality and integration. Through advanced technology, these solutions facilitate seamless connections among residents, site teams, and owners. The components work together to streamline community management for owners and operators, increase convenience for residents, and provide operational flexibility for site teams and owners. This unified platform raises the standard of living and working by optimizing daily operations for greater efficiency and responsiveness to user needs. Offerings under the Smart Communities Solutions umbrella include Smart Apartments, Access Control, Self-Guided Tours, and Package Management.

•
Smart Apartments. Smart Apartments is a solution that connects all the smart devices in a community to a single dashboard, enabling property managers to remotely provide unit access, set guardrails for climate settings, and monitor and control building access while providing residents with a seamless, user-friendly experience that enhances convenience and efficiency. It encompasses physical hardware components such as smart locks, thermostats, hub devices, and sensors, that enhance the convenience and efficiency of community living. The platform utilizes a hardware-agnostic approach, allowing for seamless integration with leading third-party hardware providers such as Yale, Honeywell, and Salto, operating primarily on Z-Wave technology for reliable remote management and to enable centralization efforts. Additionally, hardware solutions such as smart locks, Hub Devices, and sensors are manufactured in-house under the Alloy brand. These devices serve as the backbone for our ongoing software innovations, helping accelerate growth and advance initiatives focused on optimizing site team and resident experiences. They also contribute to improved automation and enhanced energy efficiency. The seamless integration of our hardware solutions with our evolving software platform facilitates new capabilities and improved processes that will provide greater value to users. These devices are managed and controlled through two primary software platforms: SmartRent Manager for owners, operators, and site teams, and the Resident App for residents.
o
SmartRent Manager. SmartRent Manager is a web-based software enabling owners and operators to manage and configure SmartRent Solutions. It integrates with major property management, customer relationship management, and third-party proptech platforms, enabling centralized management of residents, prospects, access control, and automation. When a resident moves out, the automated move-out feature immediately locks the apartment door, resets interior thermostats to the “Vacant Mode” temperature, and revokes resident access to their unit, common areas, parking, and the SmartRent Resident App — all with the click of a button. Communities can create “Vacant Mode” automations to increase efficiencies, such as work orders for unit turns and activating energy-saving mode. SmartRent Manager Mobile, a native mobile application, allows owners and operators to remotely manage work orders and control access, including resident move-ins and outs.
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
•
Smart Locks and Lock Boxes. We partner with third-parties to offer a selection of Z-Wave or Bluetooth-enabled smart locks and lock boxes offer customers options for keyless entry and simplified guest access. With various keyless entry options, including deadbolts, interconnected locks, lever locks, and patio locks, these products can be customized to meet most property’s needs.
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

Our digital marketing strategy encompasses several channels, including search engine optimization (SEO), Google Ads campaigns, programmatic display advertising and an active presence across professional social media platforms. We engage our audience through organic content, targeted advertising and content marketing efforts that include product updates and educational materials.

We primarily sell our solutions through our internal sales organization to diverse customers, predominately in multifamily but also including single-family rental homeowners, homebuilders and iBuyers, across our operating markets. Our sales team engages prospects through telephone and email communication, while our visibility is further enhanced through publications in recognized industry magazines and online media outlets.

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

Human Capital Management

Our employees are fundamental to our success. As of December 31, 2025, we had 418 total employees worldwide. We also utilize consultants and contractors to supplement our workforce as necessary. The majority of our employees are engaged in engineering, software and product development, sales, and related functions. As of December 31, 2025, we have maintained strong employee relations with no work stoppages. None of our domestic or international employees are represented by a labor union or subject to a collective bargaining agreement.

We strive to cultivate a welcoming and inclusive work environment where employees are empowered to be authentic and contribute to meaningful work that positively impacts our customers and communities. Our culture is supportive, engaging, and fast-paced, fostering strong partnerships among coworkers with diverse backgrounds and experiences. We promote employee involvement through resource groups and community give-back opportunities. We gather regular insights, feedback, and data about workplace experiences and manager effectiveness through our annual employee engagement survey. This data directly informs our action plans, with the goal of enhancing workplace satisfaction, overall employee well-being, and effectiveness.

We attract and retain talent through a comprehensive strategy that includes market-based compensation, targeted employer brand initiatives, employee referral programs, and internal career growth paths. Our commitment to employee development is supported by real-time, informal feedback, a formal annual performance review process, career path transparency, and ongoing, role-specific training.

Our total rewards program is designed to retain talent, reward high performance, and incentivize exceptional results across all levels. In addition to competitive base pay, our compensation structure includes an annual bonus program for all employees, stock-based compensation for certain roles, and a comprehensive variable compensation plan for our revenue organization. All bonus and variable compensation plans are directly linked to both individual and company performance. Our highly competitive benefits program provides a 100% employer-paid medical option for employees and dependents, as well as dental, vision, life insurance, flexible time off, paid parental leave, an employee stock purchase plan, and a 401(k) plan with a company match.

Research and Development

Our research and development efforts are focused on advancing our platform and enhancing the capabilities of our Smart Communities and Smart Operations solutions. We prioritize investments that support platform integration, expanded functionality across leasing and maintenance workflows, strengthened home and building IoT connectivity and improvements to operational tools and data visibility for owners and operators. Our development strategy emphasizes interoperability across hardware and software components, scalability across large portfolios, continued refinement of automation and reporting capabilities, and the responsible use of artificial intelligence to enhance our solutions and improve internal development efficiency.

Supply Chain

Our hardware device suppliers generally maintain inventories of finished goods and key components intended to mitigate minor supply chain disruptions. Where practicable, we utilize multiple sourcing strategies to reduce the risk of disruption associated with reliance on a single supplier. However, we continue to depend on a limited number of single-source and limited-source suppliers for certain components used in our solutions. The loss of, or disruption at, any such supplier could require significant time and expense to identify, qualify, and transition to alternative sources, and may result in delays or increased costs. In addition, a significant portion of the hardware devices we sell, including both proprietary and third-party products, are manufactured outside the United States, which subjects our supply chain to additional risks, including geopolitical, regulatory, and logistics-related disruptions.

Intellectual Property

We regard our intellectual property rights as critical to our success generally, with our trademarks, service marks, and domain names being especially critical to the continued development and awareness of our brands and marketing efforts. We protect our intellectual property rights through a combination of trademarks, trade dress, domain name registrations, trade secrets, and patents, as well as through contractual restrictions and reliance on federal, state, and common law. We enter into confidentiality and proprietary rights agreements with employees, consultants, contractors, and business partners, which include invention assignment provisions for our employees and contractors. We have several registered trademarks in the U.S., as well as other trademarks globally. We have also registered a variety of domestic and international domain names, the most significant of which relate to our SmartRent brand.

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
•
Our ability to attract and retain new customers, retain and expand sales with existing customers may be impacted by macroeconomic and other factors as described in this Report which could have an adverse effect on our results of operations.
•
Any delay, disruption or quality control problems experienced by our third-party suppliers, manufacturers, and partners, could cause us to lose market share and our results of operations may suffer.
•
We rely on a limited number of third-party suppliers and manufacturers for our products, and a loss of any one of them could negatively affect our business.
•
We may not successfully manage the transition of leadership to our new President and Chief Executive Officer, which could have an adverse impact on us.

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

We experienced net losses in each year since inception, including a net loss of $33.6 million for 2024 and $60.6 million for 2025. We believe we will continue to incur operating losses in the near-term as we continue to invest significantly in our business. We expect to continue to devote significant resources to our future growth, including making meaningful investments in our customer acquisition teams, building out our technological capabilities, including internal business systems and tools, and exploring strategic acquisition opportunities.

We may continue to incur losses and will have to generate and sustain increased revenues to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure, and avoid significant liabilities. Revenue growth may slow, revenues may decline or grow at a slower rate relative to increasing costs, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, decreased demand for our products, slow down in housing construction, increased competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, and our failure to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, quality problems, and other unknown factors that may result in losses in future periods. If our revenue growth expectations are not met or these losses exceed our expectations in future periods, our business will be harmed and our stock price could decline.

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

We plan to extend our offerings to current customers by introducing new software, services and products. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase.

We may be unable to attract new customers and maintain customer satisfaction, which could have an adverse effect on our business and growth.

As of December 31, 2025, we have approximately 600 customers. Our continued business and revenue growth are dependent on our ability to continuously attract and retain customers, and we cannot be sure that we will be successful in these efforts, or that customer retention levels will not materially decline. There are a number of factors that could lead to a decline in customer levels or that could prevent us from increasing our customer levels, including:

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
•
deterioration of the apartment or real estate industry, including declining growth in rental rates and levels of new multifamily and single-family rental building development, and reduced spending in the apartment industry;
•
our inability to attract and retain professional sales executives and develop a sales organization to economically sell to the small and medium segment of the rental market;
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

Our customers have no obligation to renew their contracts for our software services after the expiration of the initial term. Our recurring revenue contract terms range from one month to ten years and the weighted average length of our recurring revenue contracts is 3.9 years. In the event that these customers do renew their contracts, they may choose to renew for fewer units, shorter contract lengths, or for less expensive subscriptions. We cannot predict the renewal rates for customers that have entered into software contracts with us.

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

We have limited control over our suppliers, manufacturers, and partners. These suppliers, manufacturers, and partners may operate in a way which harms our business. In addition, these suppliers, manufacturers, and partners may experience delay, disruption, or lapse in the quality of their operations. Our use of third-party suppliers, manufacturers and partners subject us to risks, including the following:

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
•
shortages of materials or components;
•
disagreements with suppliers, manufacturers, or logistics partners as to quality control, leading to a surplus of defective products;
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

The occurrence of any of these risks, especially during periods of peak demand, could cause us to experience a significant disruption in our ability to produce and deliver our products to our customers. For example, in prior periods, the increased demand for electronics as a result of the COVID-19 pandemic, U.S. trade relations with China and certain other factors led to a global shortage of semiconductors, including Z‑wave chips, which are a central component of our Hub Devices. Due to this shortage in prior periods, in the past we experienced Hub Device production delays, which affected our ability to meet scheduled installations and facilitate customer upgrades to our higher-margin Hub Devices. The semiconductor supply chain is complex, with capacity constraints occurring throughout. We must compete with other industries to satisfy current and near-term requirements for semiconductors, and those allocations are not within our control even though we attempt various mitigating actions. An ongoing shortage of semiconductors or other key components can disrupt our production schedule and have an adverse effect on our business, profitability and results of operations.

Certain of our products are currently subject to tariffs, changes in trade policies or labor shortages, which could make delivery of supplies more expensive. For example, recent changes have resulted in fluctuating tariffs on imports into the United States from certain European countries, Canada, China and Mexico, which could lead to increased expenses and delays in shipments. These potential delays and cost increases could have an adverse effect on our business, financial condition, and operating results.

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

If we experience a significant increase in demand for our products, or if we need to replace an existing supplier or partner, we may be unable to supplement or replace them on terms that are acceptable to us, which may undermine our ability to deliver our products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Identifying suitable suppliers, manufacturers, and partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of our significant suppliers, manufacturers, or logistics partners could have an adverse effect on our business, financial condition, and operating results.

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

We may not successfully manage the transition of leadership to our new President and Chief Executive Officer, which could have an adverse impact on us.

On June 16, 2025, Frank Martell became our new President and Chief Executive Officer. Our new President and Chief Executive Officer is critical to executing on our evolving business strategy. Our success will depend, in part, on the effectiveness of this transition, including the successful integration into his role and the continuity of leadership among the larger workforce. If we do not successfully manage this transition, it could be viewed negatively by our customers, employees, investors, and other third-party partners and could have an adverse impact on our business, results of operations, or our stock price. If Mr. Martell is unsuccessful at leading the management team or is unable to articulate and execute our strategy and vision, we may not be able to achieve our financial and operational goals, which could adversely affect our business and results of operations.

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

The market for smart home solutions is in an early stage of development, and it is uncertain how rapidly or how consistently this market will develop and the degree to which our products and solutions will be accepted into the single-family and multifamily rental markets in which we operate. Some residents, owners, or operators may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with traditional solutions, concerns about additional costs, concerns about data privacy, and lack of awareness of the benefits of our solutions. In addition, macroeconomic conditions may cause delays or reductions in the capital expenditures by our customers. Further, new regulations may cause our customers and potential customers to redirect capital expenditures to meet the requirements of such regulations. Our ability to expand the sales of our products and solutions into this market and new markets depends on several factors, including the reputation and recognition of our products and solutions, the timely completion, introduction and market acceptance of our products and solutions, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the costs of our products and solutions and the success of our competitors. If we are unsuccessful in developing and marketing our products and solutions into new markets, or if customers do not perceive or value the benefits of our products and solutions, the market for our products and solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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
•
the ability to effectively manage growth within existing and new markets;
•
changes in the payment terms for our platform and solutions;
•
restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data; and
•
the impact of other events or factors, including those resulting from natural disasters, pandemics, political or military conflict, including due to the war in Ukraine and Israel-Hamas conflict, acts of terrorism, or responses to these events.

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

Our customers have no obligation to renew their contracts for our software services after the expiration of the initial term. Our recurring revenue contract terms range from one month to ten years and the weighted average length of our recurring revenue contracts is 3.9 years. In the event that these customers do renew their contracts, they may choose to renew for fewer units, shorter contract lengths, or for less expensive subscriptions. We cannot predict the renewal rates for customers that have entered into software contracts with us.

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

The markets in which we participate could become more competitive as many companies, including large technology companies, managed service providers and internet service and security providers, may target the markets in which we do business. If we are unable to compete effectively with these potential competitors and sustain pricing levels for our products and solutions, our revenue and profitability could be adversely affected.

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

We face, and may in the future face, competition from large technology providers and managed service providers, that may have greater capital and resources than we do. Competitors that are larger in scale and have greater resources may benefit from greater economies of scale and other lower costs that permit them to offer more favorable terms to consumers (including lower service costs) than we offer, causing such consumers to choose to enter into contracts with such competitors. For instance, cable and telecommunications companies are expanding into the smart home and security industries and are bundling their existing offerings with automation and monitored security services. In some instances, it appears that certain components of such bundled offerings are significantly underpriced and, in effect, subsidized by the rates charged for the other product or services offered by these companies. These bundled pricing alternatives may influence customers’ desire to use our services at rates and fees we consider appropriate. These competitors may also benefit from greater name recognition and superior advertising, marketing, promotional and other resources. To the extent that such competitors utilize any competitive advantages in markets where our business is more highly concentrated, the negative impact on our business may increase over time. In addition to potentially reducing the number of new customers we are able to acquire, increased competition could also result in increased customer acquisition costs and higher attrition rates that would negatively impact us over time. The benefit offered to larger competitors from economies of scale and other lower costs may be magnified by an economic downturn in which customers put a greater emphasis on lower cost products or services. In addition, we face competition from regional competitors that concentrate their capital and other resources in targeting local markets.

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

We rely on assumptions and estimates to calculate certain of our key operating metrics, such as Units Deployed and New Units Deployed, Units Booked, and Annual Recurring Revenue ("ARR"). Our key operating metrics are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our key operating metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. The numbers that we use to calculate Units Deployed and New Units Deployed, Units Booked, and ARR are based on internal data. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring usage. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our business would be harmed.

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

As of December 31, 2025, we had approximately $252.9 million of gross federal net operating loss carryforwards available to reduce future taxable income. Realization of any tax benefit from our carryforwards is dependent on our ability to generate future taxable income and the absence of certain “ownership changes.” An “ownership change,” as defined in the applicable federal income tax rules, could place significant limitations, on an annual basis, on the amount of our future taxable income that may be offset by our carryforwards. Such limitations could effectively eliminate our ability to utilize a substantial portion of our carryforwards. We have not completed a formal Section 382 study; however, given its cumulative losses and valuation allowance position, management does not expect any potential limitation to have a material impact on our income tax provision. A formal analysis would be performed when taxable income is generated in future periods and the utilization of these attributes become probable.

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are subject to tax laws, regulations and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and results of our operations. For example, legislation commonly known as the One Big Beautiful Bill Act (“OBBBA”), which made significant changes to U.S. tax law and related laws, was enacted in July 2025. In addition, in August 2022 the United States enacted a 1% excise tax on stock buybacks, which could impact our share repurchase program, and a 15% alternative minimum tax on adjusted financial statement income as part of the Inflation Reduction Act of 2022. We have accounted for such changes in accordance with our understanding of guidance available as of the date of this filing as described in more detail in our financial statements. Further, many countries, as well as organizations such as the Organization for Economic Cooperation and Development ("OECD"), have enacted or proposed changes to existing tax laws, including a proposed 15% global minimum tax ("Pillar 2"). The OECD and participating jurisdictions have agreed to a side-by-side arrangement that would exempt U.S. parented groups from certain provisions of Pillar 2 for fiscal years beginning on or after January 1, 2026. These and other developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

We may incur substantial indebtedness and any failure to meet our debt obligations may adversely affect our business, financial condition, and results of operations.

We have entered into, and may continue to enter into, arrangements pursuant to which we may incur significant indebtedness, including our credit agreement, dated as of December 10, 2021, by and among (i) us, (ii) the several banks and other financial institutions or entities party thereto, and (iii) Silicon Valley Bank, as the issuing lender, swingline lender, administrative agent, collateral agent for the lenders, and the lead arranger, which provides for a $75.0 million senior secured revolving credit facility with a five year term ending on December 10, 2026 (the “credit facility”). The credit facility terminates on such date and the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the credit facility shall be immediately due and payable.

If we incur indebtedness under the credit facility, our ability to make payments on our debt under the credit facility, to repay such indebtedness when due, and to fund our business, operations, and capital expenditures will depend on our ability to generate or raise cash in the future. If we cannot service our indebtedness, we may have to take actions such as utilizing available capital, selling assets, selling equity, or reducing or delaying capital expenditures, strategic transactions, investments, and partnerships, any of which may impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business, and may adversely affect our business, financial condition, and results of operations. Our ability to restructure or refinance any debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. We also may not be able to refinance indebtedness on commercially reasonable terms, or at all.

Our obligations are secured by substantially all of our assets. If we incur indebtedness under the credit facility and we are unable to repay or otherwise refinance such indebtedness when due, or if any event of default occurs under the credit facility, the lenders under our credit facility could accelerate our outstanding obligations. In the event that the lenders under our credit facility accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness and the lenders may seek to enforce their security interests in our assets.

Our credit facility contains restrictive covenants that may limit our operating flexibility, which may adversely affect our business, financial condition, and results of operations.

Our credit facility contains restrictive covenants that limit our ability to, among other things, merge or consolidate with other companies, sell all or substantially all of our assets, incur additional indebtedness, incur liens, pay cash dividends, repurchase or redeem our equity interests, enter into transactions with affiliates, and make investments, subject in each case to customary exceptions. In addition, our credit facility requires us to satisfy certain minimum liquidity covenants. There is no guarantee that we will be able to generate sufficient cash flow or revenue to satisfy the minimum liquidity required. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants may result in a default under the credit facility, which would give the lenders the right to terminate their commitments to provide additional loans under the credit facility and to declare all borrowings, together with accrued and unpaid interest and fees, to be immediately due and payable.

We may require additional capital to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances. If capital is not available to us on acceptable terms, our business, results of operations, and financial condition may be adversely affected.

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

Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms, including interest rates, that are acceptable to us, or at all. For example, our credit facility terminates on December 10, 2026. We cannot assure you that such facility will be renewed or that we will be able to obtain additional funding on similar or acceptable terms.

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

We own seven issued U.S. patents, have four pending U.S. patent applications, three foreign patent applications, and one international patent application that relate to smart home, security and wireless Internet technologies utilized in our business. We may file additional patent applications in the future in the U.S. and internationally. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention.

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

Our policy is to require our employees that were hired and contractors that were engaged to develop material intellectual property included in our products to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, to benefit from the protection of intellectual property rights, we must monitor and detect infringement, misappropriation or other violations of our intellectual property rights and pursue infringement, misappropriation or other claims in certain circumstances in relevant jurisdictions, all of which are costly and time-consuming. As a result, we may not be able to obtain adequate protection or to effectively enforce our intellectual property rights.

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

Our revenue, results of operations and cash flows depend on the overall demand for our products and solutions. Adverse macroeconomic conditions, including inflation, slower growth or recession, barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, currency fluctuations, regulatory requirements and other events beyond our control, such as economic sanctions, tariffs, natural disasters, pandemics, epidemics, political instability, including in regions such as Venezuela, armed conflicts and wars, including the Russia-Ukraine war and Israel-Hamas conflict, can materially adversely affect demand for our products and solutions. In addition, consumer spending and activities can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors, all of which may have a negative effect on our business and results of operations.

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

Changes in effective tax rates, or adverse outcomes resulting from examination of our income, sales or other tax returns, could adversely affect our results of operations and financial condition.

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

Our business is subject to the risk of earthquakes, fires, power outages, floods, pandemics and other health events and other catastrophic events, and to interruption by manmade problems such as political or military actions and acts of terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, political or military conflicts, human errors, break-ins, and similar events. The third-party systems and operations and manufacturers we rely on are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, or geopolitical unrest or armed conflict, such as the war in Ukraine and the Israel-Hamas conflict, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. Our suppliers and manufacturers in China may be reactive to pandemics and other health events, resulting in restrictions on shipping or manufacturing. If our suppliers or manufacturers are impacted by such events, it could adversely affect our ability to manufacture product and meet demand. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products or that house our servers. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

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

We collect, store, use, and otherwise process a wide variety of data from current and prospective customers and their residents, including personal information, such as home addresses and geolocation. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our customers’ personal information. The scope of laws and regulations relating to privacy and cybersecurity is evolving rapidly. We also maintain privacy policies and other notices, and are subject to contractual obligations to third parties, related to privacy, data protection, and cybersecurity. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and cybersecurity. However, the regulatory framework for privacy, data protection, and information security is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted by regulators or asserted as tort claims in civil litigation and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other actual or alleged obligations or our practices.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and cybersecurity proposed and enacted in various jurisdictions. Various states throughout the U.S. are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and cybersecurity-related practices, our collection, use, sharing, retention, safeguarding, and processing of customer, consumer, resident, employee, or any other third-party information we receive, and some of our current or planned business activities. For example, California enacted the CCPA, which affords California resident consumers expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA went into effect on January 1, 2020 and, among other things, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for a private right of action for data breaches that may increase data breach litigation. The CPRA, which significantly amended and supplemented the CCPA, was adopted by California voters in 2020. The CPRA imposes additional privacy obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California agency tasked to enforce the law, which is likely to result in increased regulatory scrutiny of California businesses in the areas of privacy and cybersecurity. The CPRA’s primary substantive requirements went into effect on January 1, 2023. Following enactment of the CCPA, many other states have adopted or considered privacy legislation, many of which are comprehensive laws similar to the CCPA and CPRA. For example, Virginia, Colorado, Utah, and Connecticut have adopted such legislation that became effective in 2023, Texas, Montana, Oregon, and Florida have adopted such legislation that became effective in 2024, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have adopted such legislation that became effective in 2025, and Indiana, Kentucky, and Rhode Island have adopted such legislation that has become effective in 2026. Numerous U.S. states also have considered, and in certain cases enacted, legislation addressing particular subject matter such as biometrics and health-related information. Broad federal privacy legislation has also been proposed. These and other new and evolving laws and regulations relating to privacy in the U.S. could increase our potential liability and adversely affect our business.

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

We have incorporated and may continue to incorporate additional AI technology into certain of our SmartRent Solutions, and AI technology may become more important to our operations or to our future growth over time. We expect to rely on AI to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI technology or at all. The use of AI and AI-related technologies involves complexities and requires specialized expertise. We may not be able to attract and retain talent to support our AI initiatives and maintain our systems and infrastructure. Any disruptive or failure in our systems or infrastructure could result in delays and operational issues. We may also fail to properly implement AI technology or to effectively promote our use of it. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. As AI technologies continue to improve in the future, we may be required to make significant capital expenditures to remain competitive, which may increase our overall expenses. Furthermore, the adoption of AI technologies with the rental industry has introduced, and will likely continue to increase risk of disintermediation, as future AI technologies might be able to provide our customers with direct access to information or capabilities that currently require assistance from service providers such as SmartRent. If this disintermediation occurs, the demand for our services or the price customers are willing to pay for our services could decline. Additionally, our use of AI technology may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the outputs that our AI technology assists in producing are or are alleged to be deficient, inaccurate, or biased, or if such outputs or their development or deployment, including the collection, use, or other processing of data used to train or develop such AI technology, are held or alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations, including privacy rights, to which we are or may become subject, our business, operating results, financial condition, and growth prospects could be adversely affected. Our use of AI-related technologies might also expand our vulnerability to cybersecurity attacks and heighten the risk of data breaches or misuse of proprietary or other sensitive information.

Further, AI and related technologies are subject to public debate and heightened regulatory scrutiny, which may subject us to stakeholder claims or regulatory action. For example, the SEC has cautioned companies against “AI washing” and have taken enforcement actions against companies for their claims about the use of AI in their products and services. Non-governmental organizations and other private actors have also filed lawsuits against companies under various securities and consumer protection laws alleging that certain statements, goals or standards made by companies were misleading, false or otherwise deceptive, including those related to the use of AI technology.

The legal, regulatory, and policy environments around AI technology are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. An inability to implement our policies and practices related to AI technology and maintain compliance with laws and regulations, or a perception among stakeholders that our AI disclosures and goals are insufficient, that our goals are unattainable or that there is a misalignment between our stated commitments and our actual practices, could harm our reputation and competitive position and have an adverse effect on our business, financial condition, and operating results. The use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.

Our products and solutions may be affected from time to time by design and manufacturing defects that could subject us to personal injury, property damage, product liability, warranty, and other claims, which could adversely affect our business and result in harm to our reputation.

We offer complex solutions involving advanced software and web-based interactive user interfaces and hardware products and services that can be affected by design and manufacturing defects. Sophisticated software, applications, and web-based interactive user interfaces, such as those offered by us, have issues that can unexpectedly interfere with the intended operation of hardware or software products. We manufacture Hub Devices which may be impacted by manufacturing defects. Defects may also exist in components and products that we source from third parties. Any such defects could cause our products and solutions to create a risk of property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time, we may experience outages, service slowdowns, or errors that affect our software, applications, and web-based interactive user interfaces. As a result, our solutions may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer as part of our products and solutions. Failure to do so could result in widespread technical and performance issues affecting our products and solutions and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, given that our customers deploy our products and solutions to provide a safe and secure living space to their residents, quality problems could subject us to substantial liability, adversely affect the experience for users of our products and solutions and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and solutions, delay in new product and solution introductions, higher costs and lost revenue. For example, in 2020 and 2021 we identified a deficiency with batteries contained in certain hardware sold which we acquired from a supplier. As of December 31, 2023 we accrued $864,000 in hardware cost of goods sold on the Consolidated Statements of Operations related to the battery deficiencies. During the year ended December 31, 2024, we determined the battery replacements were complete and released the remaining warranty accrual of $864,000 related to the battery deficiency.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain senior management and qualified Board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage additional outside consultants, which will increase our costs and expenses. As a result, management’s attention may be diverted from other business concerns, which could harm our business.

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

Rules and regulations applicable to public companies may also make it expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantial costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of the Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this Report and in other filings required of a public company, our business and financial condition is publicly visible, which may result in litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially and adversely affected, even if the claims do not result in litigation or are resolved in our favor. These claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially and adversely affect our business and results of operations.

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

Companies across all industries are facing changing expectations related to their ESG practices and reporting. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and continue to place importance on the implications and social cost of their investments, purchases and other interactions with companies while other stakeholders may have evolving expectations. If our ESG practices do not meet investor, customer, employee, or other stakeholder expectations, which continue to evolve, we may incur additional costs and our brand, ability to attract and retain qualified employees and business may be harmed.

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

We previously had international operations in Canada and the United Kingdom, and we may grow our international presence in the future. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the U.S. Due to our lack of experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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

We have been and continue to be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As our business grows, we have seen a rise in the number and significance of these disputes and inquiries. For example, during the year ended December 31, 2024, we settled a dispute with a supplier and a collective action that was filed against us by two employees. Additionally, during the years ended December 31, 2024 and 2025, we incurred material legal expenses related to a class action suit in connection with the Business Combination. Litigation and regulatory proceedings that we are currently facing or could face, and particularly the intellectual property infringement matters that we could face, may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain features, all of which could negatively affect our revenue growth.

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

The trading price of our Class A Common Stock has experienced substantial price volatility in the past and may continue to do so in the future. The stock market has historically experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. The trading price of our Class A Common Stock may fluctuate widely and you may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Related to Our Business and Industry” and the following:

•
our operating and financial performance and prospects and those of other participants in our markets, including our customers and competitors;
•
conditions that impact demand for our products and/or services;
•
public announcements concerning our business, our customers’ businesses or our competitors’ businesses;
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
•
changes in our senior management or key personnel;
•
issuances, exchanges, sales or purchases, or expected issuances, exchanges, sales or purchases of our capital stock;
•
changes in our dividend policy;
•
adverse resolution of new or pending litigation against us; and
•
changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, pandemics, epidemics, terrorist attacks, acts of war and responses to such events.

Further, broad market and industry factors may materially reduce the market price of our Class A Common Stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A Common Stock is low. As a result, you may suffer a loss on your investment.

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

In March 2024, we announced that the Board authorized the repurchase of up to $50 million of our Class A common stock from time to time through a stock repurchase program. Under our stock repurchase program, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our stock repurchase program does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. During the year ended December 31, 2025, we repurchased 5.1 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $0.96 per share for a total of $4.9 million. As of December 31, 2025, approximately $16.8 million remained available for stock repurchases pursuant to our stock repurchase program.

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

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws, particularly once we are no longer subject to the extended transition period exemptions afforded by our emerging growth company status. Our management’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which would result in less time being devoted to our management of business operations. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to hire additional employees to support our operations as a public company, which would increase our operating costs in future periods.

We could be negatively impacted by being a target of shareholder activists or short sellers, causing us to incur significant expense and hinder or disrupt the execution of our business strategy.

While we value constructive input from our investors and regularly engage in dialogue with our shareholders regarding our business strategy and performance, shareholder activism, which takes many forms and arises in a variety of situations, has been increasingly prevalent among publicly traded companies. If we become the subject of certain forms of shareholder activism, such as a concerted short squeeze, threatened or actual proxy contest or a hostile bid, the attention of our management and the Board may be diverted from executing our strategy. Such shareholder activism could give rise to perceived uncertainties as to our future strategy, adversely affect our relationships with business partners and make it more difficult to attract and retain qualified personnel. Responding to a short selling campaign or other unwanted stockholder activism could also result in substantial costs, including significant legal fees and other expenses. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

If we cannot meet the NYSE continued listing requirements, the NYSE may delist our Class A Common Stock.

Our Class A Common Stock is currently listed on the NYSE. We have in the past been notified that we may be delisted for failing to meet the continued listing requirements of the NYSE and may be unable to meet the continued listing requirements in the future. If we are not able to meet the continued listing requirements of the NYSE, our Class A Common Stock may be delisted. A delisting of our Class A Common Stock could negatively impact us by, among other things, reducing the liquidity and market price of our Class A Common Stock; reducing the number of investors willing to hold or acquire our Class A Common Stock, which could negatively impact our ability to raise equity financing; decreasing the amount of our news and analyst coverage; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE could have an adverse effect on our business, reputation, financial condition, and operating results.

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

Our Charter and bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Charter and bylaws provide that, unless we consent in writing to the selection of an alternative forum, (i) the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action, suit or proceeding brought on our behalf; (b) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (c) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, our Charter or bylaws; or (d) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (ii) subject to the foregoing, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the U.S. have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Charter or bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our Board recognizes the critical importance of maintaining the trust and confidence of our customers, business partners, and employees. We have adopted an enterprise risk management (“ERM”) policy that is intended to cover all types of risks, including but not limited to strategic risks, financial and commercial risks, third-party risks, operational risks, technology risks, cybersecurity and data privacy risks, legal and regulatory risks, reputational risks and talent risks. The Board is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our integrated approach to ERM. We have implemented a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and incidents and effectively responding to cybersecurity incidents when they occur. We have also implemented controls and procedures that provide for the escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. We have established and maintain an incident response and recovery plan that addresses our response to cybersecurity incidents, and such plans are tested and evaluated on a periodic basis.

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

We did not identify any cybersecurity threats that have materially affected our business, including our business strategy, results of operations or financial condition in the calendar year ended December 31, 2025. However, despite our best efforts, we cannot eliminate all risks from cybersecurity threats or provide assurance that we have not experienced undetected cybersecurity events. For additional information regarding these risks, please refer to Item 1A, “Risk Factors,” in this Report.

Governance

Board of Directors’ Oversight of Risks from Cybersecurity Threats

The Audit Committee oversees our ERM process, including the management of risks arising from cybersecurity threats but the Board holds ultimate accountability for the effectiveness of our ERM policy. The Board and the Audit Committee each receive quarterly and as needed presentations and updates on cybersecurity risks, including recent developments and evolving standards, vulnerability assessments, third-party and independent reviews, and the threat environment. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that requires escalation, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Audit Committee reviews our approach to cybersecurity risk management with the members of our executive management team, including the Chief Financial Officer ("CFO"), Chief Legal Officer, Senior Vice President of Finance and Controller - and the Board reviews key enterprise risks and mitigation plans and approves risk tolerance and ERM Policy updates, if any.

Management’s Role in Assessing and Managing our Material Risks from Cybersecurity Threats

We maintain an Incident Response Plan (the “Plan”) that involves a Security Incident Management Team (“SIMT”), comprised of members of our executive management, who work collaboratively across the Company to assess and respond to any cybersecurity incidents in accordance with the Plan.

The SIMT includes our Chief Information Officer (“CIO”) and Vice President of Information Security, among other senior members of management, as well as their designees and experts as deemed necessary. The CIO and Vice President of Information Security each have significant experience managing risks or advising on cybersecurity issues. Through ongoing communications with the Information Security and Technology teams, the SIMT monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents, and is informed of potential cybersecurity incidents by the Security Incident Response Team when potential threats are discovered. When appropriate, the SIMT reports such threats and incidents to the Chair of the Audit Committee, who determines whether to advise and convene the Audit Committee and/or Board.

Item 2. Properties

Our corporate headquarters are located in Phoenix, Arizona, where we lease 38,820 square feet of office space. We also lease 60,820 square feet of warehouse space in Avondale, Arizona. In addition to our facilities located in the U.S., we lease 4,101 square feet of office space and 2,110 square feet of warehouse space in Zagreb, Croatia. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

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

Holders of Record

As of December 31, 2025, there were 11 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Through Hub Devices, which integrate our enterprise software with third party smart devices, we enable the integration of our platform with third-party smart devices, our own hardware devices and other technology interfaces. We use an open-architecture, brand-agnostic approach that allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our Smart Community solutions include software and devices that power (i) smart apartments and homes, (ii) access control for buildings, common areas, and rental units, (iii) community and resident WiFi, and other solutions such as asset protection and monitoring and self-guided tours. Our Smart Operations solutions include work order management, the automation of leasing and resident call handling, audit management, and the automation of the inspection process. We also have a professional services team that provides customers with training, installation, and support services.

SmartRent is a category leader in the enterprise smart home solutions industry. As of December 31, 2025, we had 890,870 Units Deployed (as defined below) and approximately 600 customers who either have an active subscription or have purchased any SmartRent product in the past twelve months, including many of the largest multifamily residential owners in the United States. As of December 31, 2025, we believe our customers owned an aggregate of approximately 6.6 million rental units. This represents approximately 13% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading single-family rental homeowners, homebuilders, and iBuyers in the United States.

Our Business Model

We generate revenue primarily from sales of smart home systems that enable property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. Our revenue is generated from: (1) the direct sale to our customers of hosted services from subscription fees collected from customers to provide Hosted Services including access controls, asset monitoring, and related services; (2) the sale and delivery of smart home devices, which generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches; and (3) installation and implementation of smart home devices that enable our Hosted Services. Subscription arrangements have contractual terms ranging from one month to ten years and the weighted average length of our recurring revenue contracts is 3.9 years.

Key Factors Affecting Our Performance

We believe that our success is dependent on many factors, including those further discussed below. Our operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our ability to grow our customer and installed base in a cost-effective manner, expand our hardware and hosted service offerings to generate increased revenue per Unit Deployed (as defined below), and provide high quality hardware products and hosted service applications to maximize revenue and improve the leverage of our business model. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business.

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

Earlier in 2025, the U.S. government announced tariffs on goods imported from various countries to the U.S. Countries subject to such tariffs have imposed or may in the future impose reciprocal or retaliatory tariffs and other trade measures. An increase in tariffs could have an adverse impact on our cost structure, supply chain, and broader economic environment.

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

New Products, Features and Functionality

We are evolving our business into a more diverse platform with new products, features and functionality that enhance the value of our smart home operating system. We have introduced a number of SaaS product enhancements and features, including Answer Automation and Work Management solutions, that streamline property management operations. We have also introduced other in-home smart devices, and Smart Package Room, which is a smart package management solution that transforms package visibility, reduces labor demands, optimizes storage space and enhances resident satisfaction. Our Smart Operations Solutions enhance our overall platform offering and customer value proposition by providing a comprehensive one-stop platform that broadens our support of property operations, enhancing the experience for residents, property owners and managers. We offer an open-API architecture that enables third-party partner integrations, resulting in a multi-functional platform that enhances property management workflow efficiencies, empowers team productivity, elevates resident interactions, and improves resident living experiences. In the future, we intend to continue to release new products and solutions and enhance our existing products and solutions, and we expect that our operating results will be impacted by these releases.

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

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) and have an active subscription as of a stated measurement date. We utilize the Units Deployed metric to assess the health of our business and measure the trajectory of our growth. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) and resulted in a new active subscription during a stated measurement period. Although our revenue is primarily driven by New Units Deployed and the number of Units Deployed, due to the expansion of our products and services that don't require a Hub Device, and Hub Device upgrades that do not result in net new active subscriptions, the correlation between New Units Deployed and revenue is not as strong as it was historically. Although the correlation has decreased, New Units Deployed is still an indicator of our ability to acquire new customers and expand our relationships with our current customers. As of December 31, 2025, 2024 and 2023, we had an aggregate of 890,870, 809,497 and 719,691 Units Deployed, respectively. For the years ended December 31, 2025, 2024 and 2023 we had 82,626, 89,806 and 172,495 New Units Deployed, respectively.

Units Shipped

We define Units Shipped as the aggregate number of Hub Devices that have been shipped to customers during a stated measurement period. Units Shipped is used to assess the trajectory of our growth and is an indicator of our ability to acquire new customers and expand our relationships with our current customers. However, we caution that Units Shipped also includes Hub Devices for upgrades and out of warranty replacements and may not be an indicator of New Units Deployed in future periods. For the years ended December 31, 2025, 2024 and 2023 we had 110,011, 169,476 and 226,722 Units Shipped, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units subject to binding orders executed during a stated measurement period that will result in a New Unit Deployed. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the years ended December 31, 2025, 2024 and 2023 there were 90,243, 121,670 and 173,195 Units Booked, respectively. For the years ended December 31, 2025 and 2024, ARR (as defined below) related to Units Booked was $9,102 and 8,410, respectively.

Bookings

We define Bookings as the contract value of hardware, professional services, and the first year of ARR for binding orders executed during a stated measurement period, including renewals and upgrades. We utilize Bookings to measure revenue expected to be earned in future periods from orders contracted during the current period. For the years ended December 31, 2025, 2024 and 2023 Bookings were $115,650, $133,836 and $158,453, respectively.

SaaS Revenue

We define SaaS Revenue as subscription revenue from fees paid by customers for access to one or more of SmartRent's software applications, including access controls, asset monitoring and related services, and our Community WiFi solution. We believe that SaaS Revenue growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our SaaS Revenue to assess the general health and trajectory of our Hosted Services business. Arrangements with customers do not provide the customer with the right to take possession of SmartRent's software at any time. Customers are granted continuous access to the services over the contractual period. As of December 31, 2025, approximately 34% of our ARR had prepaid payment terms. We believe that our customer base is inherently sticky given the barriers to entry associated with rolling out an integrated enterprise solution across a portfolio of rental units. For the years ended December 31, 2025, 2024 and 2023, we generated SaaS Revenue of $57.8 million, $51.6 million and $41.1 million, respectively.

Annual Recurring Revenue

We define Annual Recurring Revenue ("ARR") as the annualized value of our SaaS Revenue earned in the current quarter, which we calculate by taking the total amount of SaaS Revenue in the current quarter and multiplying that amount by four. We believe that ARR growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our ARR to assess the general health and trajectory of our Hosted Services business. As of December 31, 2025, 2024 and 2023, ARR was approximately $61.6 million, $54.4 million and $46.2 million, respectively.

Hardware Average Revenue per Unit ("ARPU"), Professional Services ARPU, SaaS ARPU, and Units Booked SaaS ARPU

We define Hardware ARPU as total hardware revenue during a given period divided by the total Units Shipped during the same period. Hardware ARPU is used to evaluate the effectiveness of our hardware pricing and assess our ability to market and sell our hardware offerings. For the years ended December 31, 2025, 2024 and 2023, Hardware ARPU was $527, $489 and $605, respectively.

We define Professional Services ARPU as total professional services revenue during a given period divided by the total New Units Deployed, excluding customer self-installations, during the same period. Professional Services ARPU is used to assess our ability to effectively price our installation services. During the year ended December 31, 2024, we updated the denominator of the calculation to exclude self-installations as self-installations don't materially contribute to professional services revenue. For the years ended December 31, 2025, 2024 and 2023, Professional Services ARPU was $413, $344 and $255, respectively, per the new definition of Professional Services ARPU. Under the previous definition, Professional Services ARPU was $256, $209 and $206 for the years ended December 31, 2025, 2024 and 2023, respectively.

We define SaaS ARPU as total SaaS Revenue during a given period divided by the average aggregate Units Deployed in the same period divided by the number of months in the period. Average aggregate Units Deployed is calculated as the Units Deployed as of the current period plus the Units Deployed as of the previous period divided by two. SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions. For the years ended December 31, 2025, 2024 and 2023, SaaS ARPU was $5.67, $5.63 and $5.40, respectively.

We define Units Booked SaaS ARPU as the first year ARR for binding orders with Units Booked executed during the stated measurement period divided by the total Units Booked in the same period divided by the number of months in the period. Units Booked SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions for orders executed during the period. For the years ended December 31, 2025, 2024 and 2023, Units Booked SaaS ARPU was $8.40, $6.44 and $8.32, respectively.

Customer Churn

We define Customer Churn as cancelled deployed units during the measurement period divided by Units Deployed as of the beginning of the measurement period. Cancelled deployed units are the previous Units Deployed that have been cancelled during the same measurement period in which a customer cancels all product subscriptions. Our Hosted Services growth is driven by our ability to retain our customers and minimize Customer Churn. Our Customer Churn for our Smart Communities Solutions is 0.15% for the year ended December 31, 2025 compared to 0.07% and 0.02% for the years ended December 31, 2024 and 2023, respectively.

Property Net Revenue Retention

We define Property Net Revenue Retention as SaaS Revenue at the end of the current period related to properties which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same properties. Property Net Revenue Retention includes additions to revenue from price increases on existing products, additions of new products at existing properties and transfers of ownership, offset by any reductions in revenue caused by cancellations or downgrades. Property Net Revenue Retention was 108% as of December 31, 2025 compared to 101% as of December 31, 2024 and 105% as of December 31, 2023.

Customer Net Revenue Retention

We define Customer Net Revenue Retention as SaaS Revenue at the end of the current period related to customers which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same customers. A customer with SaaS Revenue is defined as an entity that has an active subscription during the stated period. Customer Net Revenue Retention includes additions to revenue from transfers of ownership, price increases on existing products and additions of new products at existing properties, offset by any reductions in revenue caused by cancellations or downgrades. Customer Net Revenue Retention was 110% as of December 31, 2025 compared to 111% as of December 31, 2024.

The table below summarizes our key metrics.

	Years ended December 31,
	2025	2024	Change %
Hardware
Hardware Units Shipped	110,011	169,476	(35)%
Hardware ARPU	$527	$489	8%
Professional Services
New Units Deployed	82,626	89,806	(8)%
Professional services ARPU	$413	$344	20%
Hosted Services
Units Deployed	890,870	809,497	10%
Average aggregate units deployed	850,184	764,594	11%
SaaS ARPU	$5.67	$5.63	1%
Bookings
Units Booked	90,243	121,670	(26)%
Bookings (in thousands)	$115,650	$133,836	(14)%
Units Booked SaaS ARPU	$8.40	$6.44	30%

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

	For the years ended December 31,
	2025				2024				2023
	(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services(1)	Total 2025	Hardware	Professional Services	Hosted Services(1)	Total 2024	Hardware	Professional Services	Hosted Services(1)	Total 2023
Smart Communities Solutions
Smart Apartments	$52,833	$18,207	$56,473	$127,513	$74,754	$13,095	$57,335	$145,184	$130,894	$30,546	$49,696	$211,135
Access Control	3,485	1,685	2,267	7,437	3,791	2,378	1,722	7,891	3,607	3,527	912	8,047
Community WiFi	71	451	770	1,292	287	1,041	701	2,029	395	996	688	2,078
Other	1,584	790	3,051	5,425	4,012	2,289	2,100	8,401	2,305	404	1,534	4,243
Smart Operations Solutions	-	-	10,659	10,659	-	-	11,380	11,380	-	-	11,334	11,334
Total Revenue	$57,973	$21,133	$73,220	$152,326	$82,844	$18,803	$73,238	$174,885	$137,201	$35,473	$64,164	$236,838

(1) For the years ended December 31, 2025, 2024, and 2023, Hosted services revenue for our Smart Apartments solution included hub amortization revenue of $15,396, $21,600, and $23,096, respectively.

Hardware Revenue

We generate revenue from the direct sale to our customers of hardware smart home devices, which devices generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches. These hardware devices provide features that function independently without subscription to our software, and the performance obligation for hardware revenue is considered satisfied and revenue is recognized at a point in time when the hardware device is shipped to the customer. Certain previous versions of our Hub Devices do not function independently without the subscription, and therefore, the revenue for those Hub Devices is recognized in Hosted Services revenue. We generally provide a one-year warranty period on hardware devices that are delivered and installed. We record the cost of the warranty as a component of cost of hardware revenue.

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

Hosted Services Revenue

We generate hosted services revenue from (1) the direct sale to our customers of hosted services from subscription fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring, WiFi, and related services (“Hosted Services”) and (2) the amortization of non-distinct Hub Devices. These subscription arrangements have contractual terms ranging from one month to ten years and include recurring fixed plan subscription fees. The weighted average length of our recurring revenue contracts is 3.9 years. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer.

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

Tariffs imposed by the U.S. government since 2019, especially with respect to China, have subjected certain SmartRent products manufactured overseas to additional import duties. The amount of the import tariff has changed numerous times based on actions by the U.S. government. The U.S. government has implemented and threatened further increases to tariffs in 2025 on imports from countries such as Canada, Mexico and China. Such actions may increase our cost of hardware revenue and reduce our hardware revenue margins in the future. We continue to monitor and evaluate changes in policy impacting global trade, including tariff regulations.

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

Results of Operations for the Years Ended December 31, 2025, 2024 and 2023

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

For comparison of the fiscal years ended December 31, 2024 and 2023, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended December 31, 2024 filed with the SEC on March 5, 2025, under the subheading "Comparison of the years ended December 31, 2024 and 2023".

	Years ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%
	(dollars in thousands)
Revenue
Hardware	$57,973	$82,844	$137,201	$(24,871)	(30)%	$(54,357)	(40)%
Professional services	21,133	18,803	35,473	2,330	12%	(16,670)	(47)%
Hosted services	73,220	73,238	64,164	(18)	(0)%	9,074	14%
Total revenue	152,326	174,885	236,838	(22,559)	(13)%	(61,953)	(26)%

Cost of revenue
Hardware	52,829	58,833	108,780	(6,004)	(10)%	(49,947)	(46)%
Professional services	26,167	31,160	55,495	(4,993)	(16)%	(24,335)	(44)%
Hosted services	23,461	24,554	23,034	(1,093)	(4)%	1,520	7%
Total cost of revenue	102,457	114,547	187,309	(12,090)	(11)%	(72,762)	(39)%

Operating expense
Research and development	26,224	29,369	28,805	(3,145)	(11)%	564	2%
Sales and marketing	19,451	18,446	19,209	1,005	5%	(763)	(4)%
General and administrative	43,241	54,295	44,674	(11,054)	(20)%	9,621	22%
Total operating expenses	88,916	102,110	92,688	(13,194)	(13)%	9,422	10%

Impairment charge	24,929	-	-	24,929	100%	-	0%

Loss from operations	(63,976)	(41,772)	(43,159)	(22,204)	(53)%	1,387	3%

Other income (expense)
Interest income	4,299	8,642	8,977	(4,343)	(50)%	(335)	(4)%
Interest expense	(378)	(400)	(397)	22	6%	(3)	(1)%
Other (expense) income, net	(462)	154	(116)	(616)	(400)%	270	233%
Loss before income taxes	(60,517)	(33,376)	(34,695)	(27,141)	(81)%	1,319	4%

Income tax expense (benefit)	41	267	(108)	226	85%	(375)	(347)%
Net Loss	$(60,558)	$(33,643)	$(34,587)	$(26,915)	(80)%	$944	3%

Comparison of the years ended December 31, 2025 and 2024

Revenue

	Years ended December 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Revenue
Hardware	$57,973	$82,844	$(24,871)	(30)%
Professional services	21,133	18,803	2,330	12%
Hosted services	73,220	73,238	(18)	(0)%
Total revenue	$152,326	$174,885	$(22,559)	(13)%

Total revenue decreased by $22.6 million, or 13%, to $152.3 million for the year ended December 31, 2025, from $174.9 million for the year ended December 31, 2024. The decrease was primarily driven by a 35% decrease in Units Shipped to 110,011 for the year ended December 31, 2025 from 169,476 for the year ended December 31, 2024, an 8% decrease in New Units Deployed to 82,626 for the year ended December 31, 2025 from 89,806 for the year ended December 31, 2024, and a $6.2 million decrease in hub amortization, partially offset by a 20% increase in Professional Services ARPU to $413 for the year ended December 31, 2025 from $344 for the year ended December 31, 2024. The decrease in Units Shipped is primarily attributable to our decision to discontinue bulk hardware shipments. In addition, changes in leadership and the structure of our sales organization have adversely impacted sales and overall volumes.

Hardware revenue decreased by approximately $24.8 million, or 30%, to $58.0 million for the year ended December 31, 2025, from $82.8 million for the year ended December 31, 2024. This decrease in hardware revenue was driven by a 35% decrease in Units Shipped to 110,011 for the year ended December 31, 2025 from 169,476 for the year ended December 31, 2024.

Professional services revenue increased by $2.3 million, or 12%, to $21.1 million for year ended December 31, 2025, from $18.8 million for the year ended December 31, 2024. The increase in professional services revenue was primarily driven by a 20% increase in Professional services ARPU to $413 for the year ended December 31, 2025 from $344 for the year ended December 31, 2024. The increase in ARPU was partially offset by an 8% decrease in New Units Deployed to 82,626 units for the year ended December 31, 2025 from 89,806 units for the year ended December 31, 2024.

Hosted Services revenue was flat at $73.2 million for the years ended December 31, 2025 and December 31, 2024. Of the $73.2 million revenue in 2025, $57.8 million is related to SaaS Revenue and $15.4 million is related to hub amortization. Revenue from SaaS increased by $6.2 million, or 12%, and revenue from hub amortization decreased by $6.2 million from the year ended December 31, 2024 to the year ended December 31, 2025. The increase in SaaS revenue resulted primarily from a 10% increase in the aggregate number of Units Deployed from 809,497 units at December 31, 2024 to 890,870 units at December 31, 2025.

We don’t expect to deploy any more non-distinct Hub Devices, thus, the revenue contribution from hub amortization should continue to decrease in future periods until the non-distinct Hub Devices are fully amortized. As noted above, revenue from hub amortization decreased by $6.2 million from the year ended December 31, 2024 to the year ended December 31, 2025. In the year ending December 31, 2026, hub amortization is expected to further decrease by $10.6 million. The table below shows the expected revenue contribution from hub amortization.

	2026	2027
	(dollars in thousands)
Revenue contribution from hub amortization
Q1	$2,044	$154
Q2	1,447	51
Q3	882	17
Q4	404	6
Total	$4,777	$228

Cost of Revenue

	Years ended December 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue
Hardware	$52,829	$58,833	$(6,004)	(10)%
Professional services	26,167	31,160	(4,993)	(16)%
Hosted services	23,461	24,554	(1,093)	(4)%
Total cost of revenue	$102,457	$114,547	$(12,090)	(11)%

Total cost of revenue decreased by $12.1 million, or 11%, to approximately $102.4 million for the year ended December 31, 2025, from $114.5 million for the year ended December 31, 2024. The decrease in cost of revenue resulted primarily from a 35% decrease in Units Shipped, an 8% decrease in New Units Deployed and a 27% decrease in hub amortization.

Hardware cost of revenue decreased by approximately $6.0 million, or 10%, to $52.8 million for the year ended December 31, 2025, from $58.8 million for the year ended December 31, 2024. This decrease in hardware cost of revenue was primarily attributable to a 35% decrease in Units Shipped, partially offset by an unfavorable product mix related to doorbells and inventory write-offs in connection with sunsetting our parking management solution.

Professional services cost of revenue decreased by $5.0 million, or 16%, to $26.2 million for the year ended December 31, 2025, from $31.2 million for the year ended December 31, 2024. The decrease in professional services cost of revenue is primarily attributable to a decrease of $3.3 million in personnel-related costs and travel and a $1.6 million decrease in third-party contractors driven by an 8% decrease in New Units Deployed.

Hosted Services cost of revenue decreased by $1.1 million, or 4%, to $23.5 million for the year ended December 31, 2025, from $24.6 million for the year ended December 31, 2024. The decrease resulted from a $3.0 million decrease in hub amortization partially offset by an increase in capitalized software amortization costs of $1.2 million due to the completion of projects related to internal processes that drive efficiencies and customer-facing enhancements. These increases were primarily driven by a 10% increase in the aggregate number of Units Deployed resulting in a greater number of active subscriptions for our software service applications.

Operating Expenses

	Years ended December 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Research and development	$26,224	$29,369	$(3,145)	(11)%
Sales and marketing	19,451	18,446	1,005	5%
General and administrative	43,241	54,295	(11,054)	(20)%

Research and development expenses decreased by $3.1 million, or 11%, to $26.2 million for the year ended December 31, 2025, from $29.4 million for the year ended December 31, 2024, primarily related to a decrease of $2.0 million in personnel-related expenses and $1.0 in stock compensation.

Sales and marketing expenses increased by $1.0 million, or 5%, to approximately $19.4 million for the year ended December 31, 2025 from $18.4 million for the year ended December 31, 2024, resulting primarily from an increase of $1.0 million in third party consultants. We believe our sales and marketing expenses will increase in future periods as we continue to invest in building a scalable sales team, which began with hiring our Chief Revenue Officer in September 2024.

For the year ended December 31, 2025, general and administrative expenses decreased by $11.1 million, or 20%, to $43.2 million, from $54.3 million for the year ended December 31, 2024, resulting primarily from a $6.8 million decrease in legal fees and settlements, a $2.5 million decrease in severance, a $2.3 million decrease related to the impairment of an investment in a non-affiliate in the prior year, and a $0.8 million decrease in business insurance, partially offset by a $2.6 million increase in personnel-related expenses.

Goodwill Impairment Charge

	Years ended December 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Impairment charge	$24,929	$-	$24,929	100%

During the year ended December 31, 2025, we identified certain indicators of impairment, which resulted in a goodwill impairment charge of $24.9 million. See Note 2 - Significant Accounting Policies for additional information.

Other Income

	Years ended December 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Interest income	$4,299	$8,642	$(4,343)	(50)%
Interest expense	(378)	(400)	22	6%
Other (expense) income, net	(462)	154	(616)	(400)%

Interest income decreased by $4.3 million to $4.3 million for the year ended December 31, 2025, from $8.6 million for the year ended December 31, 2024. The decrease in net interest income is primarily attributable to a lower cash balance on which we’re earning interest, and a decrease in interest rates throughout the year.

Interest expense was flat at $0.4 million for the years ended December 31, 2025 and 2024.

Other (expense) income, net decreased by $0.6 million to approximately $(0.4) million for the year ended December 31, 2025, from $0.2 million for the year ended December 31, 2024. The decrease in other (expense) income, net is primarily attributable to an increase in legal settlement expenses of $0.5 million.

Income Taxes

	Years ended December 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Loss before income taxes	$(60,517)	$(33,376)	$(27,141)	(81)%
Income tax expense (benefit)	41	267	(226)	(85)%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets as of December 31, 2025, and December 31, 2024. As of December 31, 2025, we had $252.9 million of U.S. federal and $246.0 million of state gross net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire between 2032 and 2045 for state tax purposes. The income tax expense is related to the federal, state, and international taxes payable offset by a change in the valuation allowance.

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have benefited from the restoration of 100% bonus depreciation and the favorable treatment of research and development expenditures under Section 174 enacted by the OBBBA, and the effects of the legislation have been reflected in our income tax provision.

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

We define Adjusted EBITDA as EBITDA before expenses related to non-recurring legal matters, stock-based compensation, impairment of investment in a non-affiliate, goodwill impairment, inventory write-off, non-employee warrant expense, non-recurring warranty provisions, compensation expense in connection with acquisitions, other acquisition expenses, and other expenses caused by non-recurring, or unusual, events that are not indicative of our ongoing business.

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

	For the years ended December 31,
	2025	2024	2023
	(dollars in thousands)
Net loss	$(60,558)	$(33,643)	$(34,587)
Interest income, net	(3,921)	(8,242)	(8,580)
Income tax expense (benefit)	41	267	(108)
Depreciation and amortization	8,430	6,495	5,533
EBITDA	(56,008)	(35,123)	(37,742)
Legal matters(1)	1,892	8,325	-
Stock-based compensation	8,779	10,766	13,271
Impairment of investment in non-affiliate	-	2,250	-
Goodwill impairment(2)	24,929	-	-
Inventory write-off(3)	1,794	-	-
Non-employee warrant expense	-	-	(193)
Non-recurring warranty provision	(500)	291	1,746
Compensation expense in connection with acquisitions	-	-	2,010
Other acquisition expenses	(231)	(725)	651
Other non-operating expenses(4)	2,912	4,334	1,070
Adjusted EBITDA	$(16,433)	$(9,882)	$(19,187)

(1) Refer to Note 12 "Commitments and Contingencies".

(2) Refer to Note 2 "Significant Accounting Policies".

(3) Inventory write-offs related to the sunsetting of our parking management solution.

(4) During the year ended December 31, 2025 other non-operating expenses includes severance expense of $2,211. During the year ended December 31, 2024, other non-operating expenses includes $3,183 of severance expense and $1,065 of CEO transition expenses. During the year ended December 31, 2023, other non-operating expenses includes $1,070 of severance expense. Severance expenses were primarily related to executive departures and other staff terminations that are not reflective of our ongoing operating results.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, we had cash and cash equivalents of $104.6 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the Business Combination, and payments collected from sales to our customers.

Debt Issuances

In December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether we elect a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of December 31, 2025, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of our assets and guaranteed by each of our material domestic subsidiaries.

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

During the year ended December 31, 2025, we repurchased 5.1 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $0.96 per share for a total of $4.9 million. As of December 31, 2025, approximately $16.8 million remained available for stock repurchases pursuant to our stock repurchase program.

During the year ended December 31, 2024, we repurchased 15.2 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $1.89 per share for a total of $28.6 million. As of December 31, 2024, approximately $21.6 million remained available for stock repurchases pursuant to our stock repurchase program.

Cash Flow Summary - Years Ended December 31, 2025, 2024 and 2023

The following table summarizes our cash flows for the periods presented.

	Years ended December 31,
	2025	2024	2023
	(dollars in thousands)
Net cash (used in) provided by
Operating activities	$(21,575)	$(32,913)	$5,981
Investing activities	(8,625)	(7,599)	(6,023)
Financing activities	(7,444)	(32,962)	(1,905)

Operating Activities

For the year ended December 31, 2025, our operating activities used $21.6 million in cash resulting primarily from our net loss of $60.6 million and $6.8 million used in changes in our operating assets and liabilities, partially offset by approximately $45.8 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $31.7 million decrease in deferred revenue and an $11.3 million decrease in accrued expenses and other liabilities, partially offset by a $12.9 million decrease in accounts receivable, $8.6 million decrease in deferred cost of revenue, a $6.6 million decrease in prepaid expenses and other assets, a $4.5 million decrease in inventory and a $4.2 million increase in accounts payable. Non-cash expenses consisted primarily of goodwill impairment of $24.9 million - refer to Note 2 Significant Accounting Policies, stock compensation of $8.8 million, depreciation and amortization of $8.4 million and provision for excess and obsolete inventory of $4.2 million.

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

Investing Activities

For the year ended December 31, 2025, we used $8.6 million of cash for investing activities, resulting primarily from cash paid of $5.1 million for capitalized internal-use software development costs and $3.6 million for the purchase of property and equipment, including $3.3 million related to tenant improvements at our Phoenix office headquarters.

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

Financing Activities

For the year ended December 31, 2025, our financing activities used $7.4 million of cash, resulting primarily from $4.9 million used for repurchases of Class A common stock, $1.5 million used for earnout payments related to the iQuue LLC acquisition (the "iQuue acquisition") and $1.4 million used for taxes paid related to net share settlements of stock-based compensation awards.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and revenue and EBITDA multiples require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties as they may be based on varying assumptions which could lead to materially different results. Our goodwill balance was $92.3 million and $117.3 million as of December 31, 2025 and December 31, 2024, respectively.

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

The grant date fair value is also utilized with respect to RSUs with service conditions to vest. For RSUs with a performance condition, based on a liquidity event, as well as a service condition to vest, no compensation expense is recognized until the performance condition has been satisfied. Subsequent to the liquidity event, compensation expense is recognized to the extent the requisite service period has been completed and compensation expense thereafter is recognized on an accelerated attribution method. Under the accelerated attribution method, compensation expense is recognized over the remaining requisite service period for each service condition tranche as though each tranche is, in substance, a separate award. In August 2021, we completed the merger with FWAA, which met the liquidity event vesting condition and triggered the recognition of compensation expense for awards of RSUs, or applicable portions of such awards, for which the time-based vesting condition had been satisfied.

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

We will remain an “emerging growth company” under the JOBS Act until the earliest of (a) the first fiscal year following the fifth anniversary of the initial public offering by FWAA, which closed on February 9, 2021 (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non- convertible debt securities during the previous three years.

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

Interest Rate Fluctuation Risk

As of December 31, 2025, we had cash, cash equivalents, and restricted cash of approximately $104.6 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $10.5 million, or decrease our annual interest income by $4.3 million, based on our cash position as of December 31, 2025.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SmartRent, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 4, 2026

We have served as the Company's auditor since 2020.

SMARTRENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of
	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$104,550	$142,482
Accounts receivable, net	47,401	59,299
Inventory	26,670	35,261
Deferred cost of revenue, current portion	3,068	8,727
Prepaid expenses and other current assets	6,189	11,881
Total current assets	187,878	257,650
Property and equipment, net	5,121	2,451
Deferred cost of revenue	121	3,073
Goodwill	92,339	117,268
Intangible assets, net	19,501	23,375
Other long-term assets	15,965	16,359
Total assets	$320,925	$420,176

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,012	$8,716
Accrued expenses and other current liabilities	14,040	27,245
Deferred revenue, current portion	32,966	35,071
Total current liabilities	60,018	71,032
Deferred revenue	22,968	52,588
Other long-term liabilities	5,800	7,121
Total liabilities	88,786	130,741

Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of December 31, 2025 and December 31, 2024; no shares of preferred stock issued and outstanding as of December 31, 2025 and December 31, 2024	-	-

Stockholders' equity
Class A common stock, $0.0001 par value; 500,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 189,677 and 192,049 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	19	19
Additional paid-in capital	645,051	637,361
Accumulated deficit	(413,294)	(347,847)
Accumulated other comprehensive loss	363	(98)
Total stockholders' equity	232,139	289,435
Total liabilities, convertible preferred stock and stockholders' equity	$320,925	$420,176

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	For the years ended December 31,
	2025	2024	2023
Revenue
Hardware	$57,973	$82,844	$137,201
Professional services	21,133	18,803	35,473
Hosted services	73,220	73,238	64,164
Total revenue	152,326	174,885	236,838

Cost of revenue
Hardware	52,829	58,833	108,780
Professional services	26,167	31,160	55,495
Hosted services	23,461	24,554	23,034
Total cost of revenue	102,457	114,547	187,309

Operating expense
Research and development	26,224	29,369	28,805
Sales and marketing	19,451	18,446	19,209
General and administrative	43,241	54,295	44,674
Total operating expense	88,916	102,110	92,688

Impairment charge	24,929	-	-

Loss from operations	(63,976)	(41,772)	(43,159)

Interest income	4,299	8,642	8,977
Interest expense	(378)	(400)	(397)
Other (expense) income, net	(462)	154	(116)
Loss before income taxes	(60,517)	(33,376)	(34,695)

Income tax expense (benefit)	41	267	(108)
Net loss	$(60,558)	$(33,643)	$(34,587)
Other comprehensive loss
Foreign currency translation adjustment	461	118	(40)
Comprehensive loss	$(60,097)	$(33,525)	$(34,627)
Net loss per common share
Basic and diluted	$(0.32)	$(0.17)	$(0.17)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	189,679	199,181	200,700

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity (Deficit)

Balance, December 31, 2022	-	-	198,525	20	615,281	(250,925)	(176)	364,200
Stock-based compensation	-	-	-	-	13,271	-	-	13,271
Issuance of common stock upon vesting of equity awards	-	-	2,259	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(658)	-	(1,925)	-	-	(1,925)
Exercise of options	-	-	3,035	-	913	-	-	913
Net settlement related to exercise of options	-	-	(148)	-	-	-	-	-
ESPP purchases	-	-	314	-	809	-	-	809
Common stock warrants issued to customers as consideration			-	-	(193)	-	-	(193)
Net Loss	-	-	-	-	-	(34,587)	-	(34,587)
Other comprehensive loss	-	-	-	-	-	-	(40)	(40)
Balance, December 31, 2023	-	-	203,327	20	628,156	(285,512)	(216)	342,448
Stock-based compensation	-	-	-	-	12,071	-	-	12,071
Issuance of Class A common stock upon vesting of equity awards	-	-	775	-	-	-	-	-
Issuance of common stock upon vesting of equity awards	-	-	1,486	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(1,708)	-	(1,956)	-	-	(1,956)
Exercise of options	-	-	4,543	-	(1,496)	-	-	(1,496)
Net settlement related to exercise of options	-	-	(1,517)	-	-	-	-	-
ESPP purchases	-	-	293	-	586	-	-	586
Repurchases of Class A common stock	-	-	(15,150)	(1)	-	(28,692)	-	(28,693)
Net Loss	-	-	-	-	-	(33,643)	-	(33,643)
Other comprehensive loss	-	-	-	-	-	-	118	118
Balance, December 31, 2024	-	-	192,049	19	637,361	(347,847)	(98)	289,435
Stock-based compensation	-	-	-	-	8,779	-	-	8,779
Issuance of Class A common stock upon vesting of equity awards	-	-	906	-	-	-	-	-
Issuance of common stock upon vesting of equity awards	-	-	2,206	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(668)	-	(1,374)	-	-	(1,374)
ESPP purchases	-	-	268	-	285	-	-	285
Repurchases of Class A common stock	-	-	(5,084)	-	-	(4,889)	-	(4,889)
Net Loss	-	-	-	-	-	(60,558)	-	(60,558)
Other comprehensive loss	-	-	-	-	-	-	461	461
Balance, December 31, 2025	-	$-	189,677	$19	$645,051	$(413,294)	$363	$232,139

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,558)	$(33,643)	$(34,587)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	8,430	6,495	5,533
Impairment of investment in non-affiliate	-	2,250
Goodwill impairment	24,929	-	-
Non-employee warrant expense	-	-	(193)
(Recovery of) provision for warranty expense	(663)	(1,295)	2,135
Non-cash lease expense	999	1,443	1,104
Stock-based compensation related to acquisition	-	-	109
Stock-based compensation	8,779	12,071	13,162
Compensation expense related to acquisition	-	-	2,057
Change in fair value of earnout related to acquisition	(294)	(960)	412
Non-cash interest expense	138	146	139
Provision for excess and obsolete inventory	4,165	2,606	2,494
(Recovery of) Provision for expected credit losses	(666)	1,436	819
Non-cash legal expense (Note 12 "Commitments and Contingencies")	-	4,955	-
Change in operating assets and liabilities
Accounts receivable	12,915	1,101	(177)
Inventory	4,496	(1,279)	31,689
Deferred cost of revenue	8,611	11,245	13,003
Prepaid expenses and other assets	6,568	4,541	838
Accounts payable	4,190	(6,402)	(3,484)
Accrued expenses and other liabilities	(11,289)	(658)	(11,046)
Deferred revenue	(31,733)	(35,497)	(16,800)
Lease liabilities	(592)	(1,468)	(1,226)
Net cash (used in) provided by operating activities	(21,575)	(32,913)	5,981
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investment in non-affiliate	-	-	(2,250)
Purchase of property and equipment	(3,553)	(1,767)	(147)
Capitalized software costs	(5,072)	(5,832)	(3,626)
Net cash used in investing activities	(8,625)	(7,599)	(6,023)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchases of Class A common stock	(4,889)	(28,566)	-
Proceeds from options exercise	-	(1,496)	913
Proceeds from ESPP purchases	285	586	809
Taxes paid related to net share settlements of stock-based compensation awards	(1,374)	(1,956)	(1,925)
Payment of earnout related to acquisition	(1,466)	(1,530)	(1,702)
Net cash used in financing activities	(7,444)	(32,962)	(1,905)
Effect of exchange rate changes on cash and cash equivalents	(288)	247	(57)
Net decrease in cash, cash equivalents, and restricted cash	(37,932)	(73,227)	(2,004)
Cash, cash equivalents, and restricted cash - beginning of period	142,482	215,709	217,713
Cash, cash equivalents, and restricted cash - end of period	$104,550	$142,482	$215,709

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$104,550	$142,482	$215,214
Restricted cash, current portion	-	-	495
Total cash, cash equivalents, and restricted cash	$104,550	$142,482	$215,709

See accompanying Notes to Consolidated Financial Statements.

SMARTRENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands)

	For the years ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Interest paid	$203	$259	$97
Cash paid for income taxes	402	236	78
Schedule of non-cash investing and financing activities
Right-of-use ("ROU") assets obtained in exchange for new lease liabilities	-	6,235	-
Accrued property and equipment at period end	24	136	9
Stock repurchases excise tax charged to equity	3	127	-

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company's financial statements have been prepared on a consolidated basis and as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 include the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.

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

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and Hosted Services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for expected credit losses on the Consolidated Balance Sheets. The allowance for expected credit losses totaled $2,131 and $2,797 as of December 31, 2025, and December 31, 2024, respectively. The provision for expected credit losses is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The provision for expected credit losses totaled $(666), $1,436 and $819 for the years ended December 31, 2025, 2024 and 2023, respectively. The negative amount for the year ended December 31, 2025 is primarily attributable to the collections of accounts previously reserved as expected credit losses. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for expected credit losses based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for expected credit losses. Actual collections of accounts receivable could differ from management’s estimates.

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

	Accounts Receivable		Revenue
	As of		For the years ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2023
Customer A	*	14%	*	*	12%
Customer B	11%	12%	12%	12%	*
Customer C	24%	21%	*	10%	*
Customer D	*	*	13%	12%	12%

* Total less than 10% for the respective period

Inventory

Inventories, which are comprised of smart home equipment and components, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

In August 2023, the Company entered into the Agreement with ADI, pursuant to which, ADI agreed to serve as the Company's non-exclusive hardware fulfillment partner throughout the United States, Canada, and Puerto Rico. The Company is subject to certain buy-back provisions relating to the transferred inventory. As of December 31, 2024, the Company recorded $537 in connection with the buy-back provision, which is recorded in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2025, no such provision was recorded.

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

The fair value of the reporting unit used in this impairment test was determined using the combination of an income approach and market-based approach. The mix between the two approaches requires significant judgement, however, the Company engaged a third-party valuation specialist to assist with its assessment. As a result of this test, the Company recorded a goodwill impairment charge of $24,929 during the year ended December 31, 2025.

The Company conducted its annual goodwill impairment test as of September 30, 2025. As part of its annual assessment, the Company performed a market capitalization reconciliation, along with other procedures, which indicated that the fair value of the reporting unit sufficiently exceeded the carrying value. As a result, the Company concluded there were no indications of impairment and therefore no further impairment charge was recorded during the three months ended December 31, 2025. There was no such charge recorded during the year ended December 31, 2024.

	December 31, 2025	December 31, 2024
Balance at beginning of period	$117,268	$117,268
Impairment charge	(24,929)	-
Balance at end of period	$92,339	$117,268

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

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Costs of improvements that extend the economic life or improve service potential are capitalized. Expenditures for routine maintenance and repairs are charged to expense as incurred. Repairs and maintenance expense for the years ended December 31, 2025, 2024 and 2023 was $41, $21 and $26, respectively, and is included in general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the years ended December 31, 2025, 2024 and 2023, warranty expense included in cost of hardware revenue was $291, $261 and $2,142, respectively. As of December 31, 2025, and December 31, 2024, the Company’s warranty allowance was $423 and $1,077, respectively, and is recorded in other current liabilities on the Consolidated Balance Sheets.

	As of
	December 31, 2025	December 31, 2024
Warranty reserve beginning balance	$1,077	$2,215
Non-recurring warranty items incurred	(500)	291
Warranty accrual (reversal) for completed projects	509	(134)
Warranty settlements	(663)	(1,295)
Warranty reserve ending balance	$423	$1,077

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

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2025 or 2024. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

The Company may enter into contracts that contain multiple distinct performance obligations. The transaction price for a typical arrangement includes the price for: smart home hardware devices, professional services, and a subscription for use of the Company's software (“Hosted Services”). Included in these contracts are Hub Devices, which integrate the Company’s enterprise software with third party smart devices. Historically, the Company only sold non-distinct Hub Devices. During the year ended December 31, 2022, the Company began shipping Hub Devices with features that function independently from its software subscription ("distinct Hub Devices"). Non-distinct Hub Devices are recognized as a single performance obligation with the Company’s software in Hosted Services revenue, while distinct Hub Devices are recognized as a separate performance obligation in hardware revenue. When distinct Hub Devices are included in a contract, the Hosted Services performance obligation is comprised of only the Company’s software. We do not expect to deploy any more non-distinct Hub Devices.

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

•
Hosted Services Revenue

Hosted Services revenue primarily consists of subscription revenue generated from fees that provide customers access to one or more of the Company’s software applications including access controls, asset monitoring and related services, and our Community WiFi solution, which provides communities with a private, device-dedicated WiFi network. These subscription arrangements have contractual terms ranging from one month to ten years and include recurring fixed plan subscription fees. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

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

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $5,629, $5,270 and $3,919, respectively, of research and development costs in other long-term assets on the Consolidated Balance Sheets. As of December 31, 2025, the Company had capitalized $17,963 of research and development costs, including $16,900 of capitalized software costs, in other long-term assets on the Consolidated Balance Sheets, of which $11,529 remains to be amortized. As of December 31, 2024, the Company had capitalized $12,334 of research and development costs, including $12,068 of capitalized software costs, in other long-term assets on the Consolidated Balance Sheets, of which $9,543 remained to be amortized.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $743, $650 and $423 of advertising expenses for the years ended December 31, 2025, 2024 and 2023, respectively.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Segments

The Company has one operating segment and one reportable segment. Its chief operating decision maker ("CODM") is the Company’s President and Chief Executive Officer, with the exception of the period from July 29, 2024 to February 24, 2025 when a management committee comprised of certain of the Company’s executives acted as the CODM while the Company was in a transition period between Chief Executive Officers. The CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. Refer to Note 13 - Segment Reporting for more information on the Company's operating and reportable segments.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). The guidance addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statement disclosures.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). The guidance is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statement disclosures.

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU No. 2023-09 - Income Taxes (Topics 740): Improvements to Income Tax Disclosures. This ASU requires the expansion of disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods after December 15, 2024. The Company has completed its assessment of ASU 2023-09 and has adopted the standard prospectively, which has resulted in an expanded income tax disclosures with no impact on the Company’s consolidated financial statements.

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following tables display the carrying values and fair values of financial instruments.

		As of
		December 31, 2025			December 31, 2024
Assets on the Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$104,550	$-	$104,550	$142,482	$-	$142,482
Total		$104,550	$-	$104,550	$142,482	$-	$142,482

The Company reports the current portion of restricted cash as a separate item in the Consolidated Balance Sheets and the non-current portion is a component of other long-term assets in the Consolidated Balance Sheets.

		As of
		December 31, 2025		December 31, 2024
Liabilities on the Consolidated Balance Sheets		Carrying Value	Fair Value	Carrying Value	Fair Value
Acquisition earnout payment	Level 3	$-	$-	$1,760	$1,760
Total liabilities		$-	$-	$1,760	$1,760

In December 2021, the Company purchased all of the outstanding equity interests of iQuue, LLC ("iQuue"). The Company reports the current portion of the acquisition earnout payment as a component of other current liabilities in the Consolidated Balance Sheets and the non-current portion is a component of other long-term liabilities on the Consolidated Balance Sheets. Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities for the years ended December 31, 2025 and 2024 are as follows.

	As of
	December 31, 2025	December 31, 2024
Balance at beginning of period	$1,760	$4,250
Payment of earnout in connection with the iQuue acquisition	(1,466)	(1,530)
Change in fair value of earnout	(294)	(960)
Balance at end of period	$-	$1,760

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The fair value of the earnout payment is measured on a recurring basis at each reporting date. During the year ended December 31, 2025, the Company recorded a $294 decrease in the fair value of the earnout. The final earnout payment of $1,466 was made in July 2025. During the year ended December 31, 2024, the Company determined there was a $960 decrease in the fair value of the earnout, primarily due to a decrease in the forecasted units expected to be deployed during the earnout period. The Company recorded these adjustments in general and administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss. The following table sets forth the weighted-average assumptions used to estimate the fair value of the earnout payment as of December 31, 2024. No such estimate was made as of December 31, 2025 as the earnout amount was finalized as of June 30, 2025 and was paid in July 2025.

As of
December 31, 2024
Discount Rate	12.30%
Volatility	40.00%

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and SmartRent Solution.

	For the years ended December 31,
	2025	2024	2023
Revenue by geography
United States	$152,165	$173,207	$235,553
International	161	1,678	1,285
Total revenue	$152,326	$174,885	$236,838

	For the years ended December 31,
	2025	2024	2023
Revenue by type
Hardware	$57,973	$82,844	$137,201
Professional services	21,133	$18,803	35,473
Hosted services	73,220	$73,238	64,164
Total revenue	$152,326	$174,885	$236,838

	For the years ended December 31,
	2025				2024				2023
	(dollars in thousands)

SmartRent Solutions	Hardware	Professional Services	Hosted Services	Total 2025	Hardware	Professional Services	Hosted Services	Total 2024	Hardware	Professional Services	Hosted Services	Total 2023
Smart Communities Solutions
Smart Apartments	$52,833	$18,207	$56,473	$127,513	$74,754	$13,095	$57,335	$145,184	$130,894	$30,546	$49,696	$211,135
Access Control	3,485	1,685	2,267	7,437	3,791	2,378	1,722	7,891	3,607	3,527	912	8,047
Community WiFi	71	451	770	1,292	287	1,041	701	2,029	395	996	688	2,078
Other	1,584	790	3,051	5,425	4,012	2,289	2,100	8,401	2,305	404	1,534	4,243
Smart Operations Solutions	-	-	10,659	10,659	-	-	11,380	11,380	-	-	11,334	11,334
Total Revenue	$57,973	$21,133	$73,220	$152,326	$82,844	$18,803	$73,238	$174,885	$137,201	$35,473	$64,164	236,838

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

	For the years ended December 31,
	2025	2024
Deferred revenue balance as of January 1	$87,659	$123,160
Revenue recognized from balance of deferred revenue at the beginning of the period	(42,631)	(54,624)
Revenue deferred during the period	17,014	32,862
Revenue recognized from revenue originated and deferred during the period	(6,108)	(13,739)
Deferred revenue balance as of December 31	$55,934	$87,659

As of December 31, 2025, the Company expects to recognize 61% of its total deferred revenue within the next 12 months, 19% of its total deferred revenue between 13 and 36 months, 17% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of December 31, 2025 and 2024 are $11,783 and $15,155, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights. Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	December 31, 2025	December 31, 2024
Finished Goods	$26,359	$34,876
Raw Materials	311	385
Total inventory	$26,670	$35,261

The Company writes-down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2025, 2024 and 2023, the Company recorded write-downs of $4,165, $2,900 and $2,837 respectively. As of December 31, 2025 and 2024, the Company's inventory reserve balance was $4,307 and $5,949, respectively. The Company evaluates inventory levels for excess and obsolete products based on its assessment of future demand and market conditions.

Prepaid expenses and other current assets consisted of the following.

	As of
	December 31, 2025	December 31, 2024
Prepaid expenses	$5,856	$7,867
Other current assets	333	4,014
Total prepaid expenses and other current assets	$6,189	$11,881

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the year ended December 31, 2024, the Company recorded $3,534 in other current assets related to a lease for its new headquarters in Phoenix, AZ. See Note 12. "Commitments and Contingencies" - Lease Commitments.

Property and equipment, net consisted of the following.

	As of
	December 31, 2025	December 31, 2024
Leasehold improvements	$5,202	$2,185
Computer hardware	2,332	2,469
Warehouse and other equipment	950	815
Furniture and fixtures	322	153
Property and equipment	8,806	5,622
Less: Accumulated depreciation	(3,685)	(3,171)
Total property and equipment, net	$5,121	$2,451

Depreciation and amortization expense on all property, plant and equipment was $913, $718 and $837 during the years ended December 31, 2025, 2024 and 2023, respectively.

Intangible assets, net consisted of the following.

	As of
	December 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(8,446)	$14,544	$22,990	$(6,223)	$16,767
Developed technology	10,600	(5,854)	4,746	10,600	(4,383)	6,217
Trade name	900	(689)	211	900	(509)	391
Total intangible assets, net	$34,490	$(14,989)	$19,501	$34,490	$(11,115)	$23,375

Amortization expense on all intangible assets was $3,874 for the years ended December 31, 2025, 2024 and 2023. Total future amortization for finite-lived intangible assets is estimated as follows.

Amortization Expense
2026	$3,873
2027	3,734
2028	3,693
2029	2,554
2030	2,222
Thereafter	3,425
Total	$19,501

Other long-term assets consisted of the following.

	As of
	December 31, 2025	December 31, 2024
Capitalized software costs, net	$10,846	$9,463
Operating lease - ROU asset, net	2,810	3,808
Other long-term assets	2,309	3,088
Total other long-term assets	$15,965	$16,359

Amortization expense for capitalized software costs was $3,449, $1,760 and $778 for the years ended December 31, 2025, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company recorded $2,701 of other long-term assets related to a lease for its new headquarters in Phoenix, AZ. See Note 12. "Commitments and Contingencies" - Lease Commitments.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In December 2023, the Company invested $2,250 in a non-affiliated, privately held entity, under a Simple Agreement for Future Equity ("SAFE") agreement. The non-affiliated entity provides support and consultation for consumers looking to manage and upgrade the technology within their home. The Company’s investment in the SAFE is recorded using the cost method of accounting and is included under other long-term assets on the Consolidated Balance Sheets, as it is not readily convertible into cash. During the year ended December 31, 2024, the Company identified factors indicative of impairment and recorded an impairment charge of $2,250, the full value of the asset, in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.

Accrued expenses and other current liabilities consisted of the following.

	As of
	December 31, 2025	December 31, 2024
Accrued expenses	$3,383	$13,052
Accrued compensation costs	7,778	8,249
Warranty allowance	423	1,077
Accrued acquisition consideration	-	1,760
Other	2,456	3,107
Total accrued expenses and other current liabilities	$14,040	$27,245

Other long-term liabilities consisted of the following.

	As of
	December 31, 2025	December 31, 2024
Lease liability, noncurrent	$5,792	$7,021
Other long-term liabilities	8	100
Total other long-term liabilities	$5,800	$7,121

During the year ended December 31, 2024, the Company recorded $6,131 in other long-term liabilities related to the lease for its new headquarters in Phoenix, AZ. See Note 12. "Commitments and Contingencies" - Lease Commitments.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of December 31, 2025. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $140, $146 and $136, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of December 31, 2025, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the years ended December 31, 2025, 2024 and 2023, the facility fee totaled $186, $181 and $188, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. As of December 31, 2025, the Company did not maintain the minimum cash balance, but exceeded the minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of December 31, 2025, and through the date these consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of December 31, 2025 and December 31, 2024, there was no outstanding principal amount under the Senior Revolving Facility.

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of December 31, 2025, there are no preferred stock issued or outstanding.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Warrants

As of December 31, 2025, warrants issued as consideration to certain customers to purchase 3,663 shares of Class A Common Stock at $0.01 per share were no longer outstanding. The vesting of the warrants was dependent on the number of installed units, as defined by the warrant agreements, purchased by the customer with certain measurement periods which expired in February 2024. The fair value of the vested warrants was recorded as additional paid-in capital and contra-revenue on the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. Based on the count of installed units as of February 2024, the number of warrants to vest is zero. There was no contra-revenue recorded related to these warrants during the years ended December 31, 2025, 2024 and 2023.

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

During the year ended December 31, 2025, the Company repurchased and subsequently retired 5,084 shares of our Class A common stock under the stock repurchase program at an average price of $0.96 per share for a total of $4,886. The Company has elected to record the amount paid to repurchase the shares in excess of the par value entirely to accumulated deficit. As of December 31, 2025, approximately $16,751 remained available for stock repurchases pursuant to our stock repurchase program.

During the year ended December 31, 2024, the Company repurchased and subsequently retired 15,150 shares of our Class A common stock under the stock repurchase program at an average price of $1.89 per share for a total of $28,566. The Company has elected to record the amount paid to repurchase the shares in excess of the par value entirely to accumulated deficit. As of December 31, 2024, approximately $21,587 remained available for stock repurchases pursuant to our stock repurchase program.

NOTE 8. STOCK-BASED COMPENSATION

2018 Stock Plan

The Company's board of directors adopted, and its stockholders approved, the SmartRent.com, Inc. 2018 Stock Plan (the “2018 Stock Plan”), effective March 2018. The purpose of the 2018 Stock Plan was to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan sought to achieve this purpose by providing awards in the form of stock options and restricted stock purchase rights. Awards granted as stock options under the 2018 Stock Plan generally expire no later than ten years from the date of grant and become vested and exercisable over a four-year period. All options are subject to certain provisions that may impact these vesting schedules.

Amendment to the 2018 Stock Plan

In April 2021, the board of directors executed a unanimous written consent to provide an additional incentive to certain employees of the Company by amending the 2018 Stock Plan to allow for the issuance of RSUs and granted a total of 1,533 RSUs to certain employees which vest over four years. The estimated fair value for each RSU issued was approximately $21.55 per share and the total stock-based compensation expense to be amortized over the vesting period is $33,033. Effective upon the Business Combination in August 2021, the 2018 Stock Plan was replaced by the 2021 Plan. The 2018 Stock Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. No new awards will be granted out of the 2018 Stock Plan.

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

The table below summarizes the activity pursuant to the 2021 Plan, for the years ended December 31, 2025 and 2024, and the shares available for future issuances as of December 31, 2025 and 2024.

Shares Available for Future Issuance
Shares available as of December 31, 2023	8,310
Additions to the plan	8,900
Stock options forfeited	3,152
Stock options issued	(2,527)
RSUs forfeited	643
RSUs settled for taxes	1,263
RSUs issued	(2,885)
Shares available as of December 31, 2024	16,856
Stock options forfeited	1,095
RSUs forfeited	3,768
RSUs settled for taxes	552
RSUs issued	(11,397)
Shares available as of December 31, 2025	10,874

The table below summarizes the activity related to stock options, pursuant to the 2018 Stock Plan and 2021 Plan, for the years ended December 31, 2025 and 2024.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2023	9,158	$1.21	6.81	$18,112
Granted	2,527	$3.36
Exercised	(4,543)	$0.56
Forfeited	(2,977)	$3.08
December 31, 2024	4,165	$1.90	6.74	$2,445
Forfeited	(1,093)	$3.18
December 31, 2025	3,072	$1.45	3.25	$2,961
Exercisable options as of December 31, 2025	2,424	$1.02	2.06	$2,961

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the years ended December 31, 2025, 2024 and 2023 stock-based compensation expense of $570, $1,829 and $1,654, respectively, was recognized in connection with the outstanding options. As of December 31, 2025, there is $909 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Stock Plan and 2021 Plan, for the years ended December 31, 2025 and 2024.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2023	4,461	$4.24
Granted	4,314	$2.43
Vested or distributed	(2,261)	$4.87
Forfeited	(1,204)	$3.44
December 31, 2024	5,310	$2.69
Granted	13,406	$1.20
Vested or distributed	(3,112)	$2.29
Forfeited	(5,558)	$1.55
December 31, 2025	10,046	$1.51

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

During the years ended December 31, 2025, 2024 and 2023, stock-based compensation expense of $8,179, $10,154 and $11,273, respectively, was recognized in connection with the vesting of all RSUs. As of December 31, 2025, there is $10,902 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.

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

The table below summarizes the activity pursuant to the Inducement Plan, for the year ended December 31, 2025 and the shares available for future issuances as of December 31, 2025.

Shares Available for Future Issuance
Shares available as of December 31, 2024	-
Additions to the plan	6,500
RSUs issued(1)	(6,650)
RSUs forfeited	6,431
Shares available as of December 31, 2025	6,281

(1) RSUs issued exceeds the total plan size as forfeited shares were re-issued during the year ended December 31, 2025.

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

The ESPP allows employees to purchase shares of the Company's Class A Common Stock approximately every six months at a per share purchase price equal to 85 percent of the quoted market price of a share of the Company’s Class A Common Stock on (i) the first day of the offering period or (ii) the applicable purchase date of such offering period, whichever quoted market price is lower. During the years ended December 31, 2025, 2024 and 2023, stock-based compensation expense of $30, $88 and $235, respectively, was recognized in connection with the ESPP.

The table below summarizes the activity related to the ESPP for the years ended December 31, 2025 and 2024.

Shares Available
December 31, 2023	5,402
Annual additions to the plan	2,000
Shares purchased	(293)
December 31, 2024	7,109
Annual additions to the plan	1,920
Shares purchased	(268)
December 31, 2025	8,761

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Stock-Based Compensation

During the years ended December 31, 2024 and 2023, there were options granted covering 2,527 and 3,299 shares, respectively. During the year ended December 31, 2025 there were no options granted. The fair value of stock option grants is estimated by the Company on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2025, 2024 and 2023.

	For the years ended December 31,
	2025(1)	2024	2023
Risk free interest	-	4.09%	3.55% - 4.32%
Dividend yield	-	0.00%	0.00%
Expected volatility	-	75.00%	75.00%
Expected life (years)	-	6.25	6.08 - 6.25

(1) 2025 assumptions are not applicable as no options were granted during the year ended December 31, 2025.

The Company recorded stock-based compensation expense as follows.

	For the years ended December 31,
	2025	2024	2023
Cost of revenue	$571	$1,111	$1,026
Research and development	3,006	3,961	3,664
Sales and marketing	566	700	635
General and administrative	4,636	6,299	7,946
Total	$8,779	$12,071	$13,271

During the year ended December 31, 2023 $109 was recognized for 844 shares granted in connection with the Company's February 2020 acquisition of a foreign supplier and are recorded as a component of general and administrative expense. There was no such stock-based compensation expense recorded in connection with this acquisition during the years ended December 31, 2025 and 2024.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 9. INCOME TAXES

The Company's components of income tax (benefit) expense consisted of the following.

	Years Ended December 31,
Income tax provision	2025	2024	2023

Federal	$-	$(24)	$(80)
Foreign	(40)	68	28
State and local	153	182	117
Current provision	113	226	65

Federal	(72)	41	(173)
Foreign	-	-	-
State and local	-	-	-
Deferred (benefit) provision	(72)	41	(173)
Income tax (benefit) expense	$41	$267	$(108)

The following tables present a reconciliation of the Company’s effective tax rates for the periods indicated.

	Year Ended December 31,
	2025
Rate reconciliation	Amount	Percent
U.S. statutory rate	$(12,708)	21.0%
State and local income taxes, net of federal income tax effect(1)	(2,934)	4.8%
Foreign rate effect
Other foreign jurisdictions	3	0.0%
Effect of changes in tax laws or rates enacted in the current period	-	0.0%
Effect of cross-border Laws
Other	-	0.0%
Change in valuation allowance	15,181	(25.1%)
Nontaxable or nondeductible items
Stock compensation	681	(1.1%)
Other permanent adjustments	8	0.0%
Other adjustments	(190)	0.3%
Effective tax rate	$41	(0.1%)

(1) State taxes in California and Arizona made up the majority (greater than 50 percent) of the tax effect in this category.

	For the Years Ended December 31,
Rate reconciliation	2024	2023
U.S. statutory rate	21.0%	21.0%
State rate net of fed benefit	7.5%	2.7%
Change in valuation allowance	(27.9%)	(28.3%)
Stock compensation	0.2%	0.0%
Permanent adjustments	(1.4%)	(1.3%)
Deferred adjustments	1.2%	4.4%
Other	(1.4%)	1.7%
Effective tax rate	(0.8%)	0.2%

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The components of the income tax payments (net of refunds received) as of December 31 follow.

Year Ended December 31,
2025
Federal	$-
State
Louisiana	8,700
New York	33,725
North Carolina	19,232
South Carolina	16,845
Texas	78,991
Other	9,300
Foreign
Croatia	-
Other	-
Total income tax payments (net of refunds received)	$166,793

Tax effects of temporary differences can give rise to significant portions of deferred tax assets and deferred tax liabilities. The components of deferred income tax assets and liabilities are as follows.

	As of December 31,
Tax effects of temporary differences	2025	2024
Attributes
Deferred tax asset
Federal NOLs	$52,863	$46,547
State NOLs	13,911	12,400
Deferred revenue	13,481	11,217
Capitalized R&D	7,763	12,138
Other deferred tax assets	15,329	9,138
Total deferred tax assets	103,347	91,440

Less: Valuation allowance	(95,793)	(80,612)
Total net deferred tax asset	$7,554	$10,828

IRC 481(a) Adjustment	(146)	(603)
Deferred costs of revenue	(956)	(2,987)
Intangibles	(4,531)	(5,308)
Other deferred tax liabilities	(1,947)	(2,027)
Total deferred tax liabilities	(7,580)	(10,925)
Net deferred tax liability	$(26)	$(97)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As a result of historical cumulative losses, Management determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net federal and state deferred taxes in future periods. Therefore, a valuation allowance equal to the amount of the net federal and state deferred tax assets was provided at December 31, 2025 and 2024. The net valuation allowance increased by $15,226 from $80,612 to $95,793 in 2025.

As of December 31, 2025, the Company has gross NOLs of $252,280 and $245,468 for federal and state income tax return purposes, respectively. Federal NOLs can be carried forward indefinitely, while State NOLs will expire between 2032 and 2045. The Company also has $145 of R&D credits available that expire in 2039.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Tax Reform Act of 1986 (the "Act") provides for a limitation of the annual use of the net operating loss carryforwards following certain ownership changes (as defined by the Act and codified under IRC 382) that could limit the company's ability to utilize these carryforwards. The Company has not completed a formal Section 382 study; however, given its cumulative losses and valuation allowance position, management does not expect any potential limitation to have a material impact on the Company’s income tax provision. A formal analysis would be performed when taxable income is generated in future periods and the utilization of these attribute become probable.

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

The Company files income tax returns in the U.S. federal and various state jurisdictions, as well as in Croatia and India. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2018, due to the accumulated net operating losses that are carried forward. Similarly, SightPlan Holdings, Inc. is subject to U.S. federal and state income tax examination by authorities for all tax years beginning in 2012. The Company is subject to Croatian income tax examinations for all tax years beginning in 2019. The Company is subject to Indian income tax examinations for all tax years beginning in 2023.

The Company evaluates uncertain tax positions which requires significant judgments. We believe that we have established an adequate allowance for our uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. A summary of changes in the Company's gross unrecognized tax benefits for the years ended December 31, 2025 and 2024 is as follows.

	As of December 31,
	2025	2024
Unrecognized tax benefits - January 1	$1,212	$3,817
Gross increases - tax positions in prior period	-	-
Gross decreases - tax positions in prior period	-	(2,605)
Gross increases - tax positions in current period	-	-
Settlement	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits - December 31	$1,212	$1,212
Unrecognized tax benefits - December 31 (tax-effected)	$339	$339

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company has not accrued penalties and interest as of December 31, 2025.

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the years ended December 31,
	2025	2024	2023
Common stock options and restricted stock units	13,117	9,475	13,618
Common stock warrants	-	-	3,664
Total	13,117	9,475	17,282

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 11. RELATED-PARTY TRANSACTIONS

A member of the Board served on the board of directors of a SmartRent customer until June 2024. There was no related party relationship beyond June 30, 2024. For the years ended December 31, 2024 and 2023, the Company earned revenue from this customer of $1,298 and $3,738, respectively. All business dealings with the customer were entered into in the ordinary course of business and the arrangements are on terms no more favorable than terms that would be available to unaffiliated third parties under the same or similar circumstances.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company sometimes enters into long-term purchase commitments for certain goods and services. In October 2025 the Company entered into an agreement with a supplier to purchase minimum volumes of certain goods and services through December 2030. Future minimum annual payments in connection with the purchase commitment as of December 31, 2025 are as follows.

Annual Minimum Payments
2026	$5,171
2027	5,978
2028	6,900
2029	7,950
2030	9,050
Total purchase commitment	$35,049

In the event of certain deteriorating business conditions during fiscal year 2028, and upon providing sixty days written notice to the supplier prior to January 1, 2029, the Company shall have the option to request for a reduction of its minimum payments for the fiscal years of 2029 and 2030 respectively, including an extension of the commitment term by one additional fiscal year, 2031.

Lease Commitments

From time to time, the Company enters into lease agreements with third parties for purposes of obtaining office and warehouse space. These leases are accounted for as operating leases and have remaining lease terms of 1.33 years to 6.75 years. If an optional renewal is reasonably certain to be exercised at lease commencement, the lease term will include the optional period for purposes of measuring the initial ROU asset and lease liability. In addition to monthly rent payments, the Company reimburses the lessors for its share of operating expenses as defined in the leases. Such amounts are not included in the measurement of the lease liability but are recognized as a variable lease expense when incurred. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

During the year ended December 31, 2024, the Company entered into a new office lease in Scottsdale, AZ for 38,820 square feet commencing on August 1, 2024 for its corporate headquarters. The term of the lease is 8.17 years. During the year ended December 31, 2024, the Company obtained $2,701 of ROU assets in exchange for lease obligations in connection with its operating leases. No new leases were entered into during the years ended December 31, 2025 or 2023.

Lease agreements entered into by the Company do not specify an implicit borrowing rate, however the Company utilizes an incremental borrowing rate based on the lease term on a collateralized basis. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. The Company’s weighted average discount rate was 6.07% at December 31, 2024. The weighted-average lease term was 5.9 years, 6.5 years and 2.4 years at December 31, 2025, 2024 and 2023, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company had no finance leases.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the years ended December 31, 2025, 2024 and 2023 the Company incurred rent and other related occupancy expenses of $1,672, $2,159 and $1,374, respectively. Included in these amounts are $360, $225 and $147, respectively, of variable rent expense which is comprised primarily of the Company’s proportionate share of operating expenses, properly classified as lease cost due to the Company’s election to not separate lease and non-lease components. Rent costs are recorded to cost of revenue and general and administrative expenses on the Company’s Consolidated Statement of Operations.

Annual base rental commitments associated with these leases, excluding operating expense reimbursements, month-to-month lease payments and other related fees and expenses during the remaining lease terms are as follows.

Operating Leases
2026	$1,620
2027	1,311
2028	1,163
2029	1,182
2030 and thereafter	3,250
Total lease payments	8,526
Imputed interest	(1,506)
Total lease liability	7,020
Less: Lease liability, current portion	1,228
Lease liability, noncurrent	$5,792

The Company had $3,058 and $3,808 of ROU assets, net of related amortization, related to its lease liabilities at December 31, 2025 and December 31, 2024, respectively, and are included in other long-term assets on the Consolidated Balance Sheets. The noncurrent portion of the Company’s lease liability is included in other long-term liabilities on the Consolidated Balance Sheets. The current portion of the Company's lease liability is included in other current liabilities on the Consolidated Balance Sheets.

Cash paid for amounts included in the measurement of operating lease liabilities was $887, $1,572 and $1,674 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In February 2024, a putative class action complaint was filed against Fifth Wall Acquisition Sponsor, LLC, Fifth Wall Asset Management, LLC (the “FWAA Defendants”), and the individual directors of Fifth Wall Acquisition Corp. I (“FWAA”) (the “Director Defendants” and collectively the “Defendants”) in the Delaware Court of Chancery by a stockholder of FWAA for purported damages arising from the business combination with SmartRent.com, Inc. (the "2024 Class Action”). The complaint asserted claims for purported actions relating to FWAA’s August 24, 2021 merger with legacy SmartRent.com, Inc. Beginning in February 2025, the parties participated in a mediation, which ultimately led to all the parties’ agreement to settle the 2024 Class Action for $11,375. In August 2025, the parties executed a Stipulation and Agreement of Settlement, Compromise and Release, which the Court approved in November 2025.

Legal expenses and settlement costs incurred by the Company during the years ended December 31, 2025 and 2024 were $4,905 and $2,230, respectively, in connection with the 2024 Class Action. These legal expenses were recorded within general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

In December 2025, the San Francisco Tenants Union and three residents filed claims against the Company and several multifamily property owners in the Superior Court of the State of California in the County of San Francisco for alleged violations of Article 1 Section 1 of the California Constitution for alleged violation of tenant privacy rights, for common law intrusion upon seclusion and for violation of the San Francisco Rent Ordinance for purportedly interfering with tenants privacy rights arising out of the use of the Company’s SmartHome products and services (the "Complaint"). The Complaint seeks declaratory relief that the conduct described in the Complaint constitutes an invasion of the right to privacy and injunctive relief prohibiting the Company and owners from violating tenants’ privacy rights. The Complaint also seeks unspecified damages. The Company disputes the plaintiffs’ claims and intends to vigorously defend against those claims.

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

NOTE 13. SEGMENT REPORTING

The Company operates as a single operating segment, which is also its only reportable segment as its CODM, which is currently the Company's President and Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $10,080 and $8,023 of assets outside the United States on December 31, 2025, and December 31, 2024, respectively.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The CODM uses revenue, gross margin, operating expenses, and net income as the primary measures to assess performance and to make strategic decisions regarding product development, market expansion, and resource allocation. Key financial performance measures of the segment are as follows.

	For the years ended December 31,
	2025	2024	2023
Revenue
Hardware	$57,973	$82,844	137,201
Professional Services	21,133	18,803	35,473
Deferred hub amortization	15,396	21,600	23,096
SaaS	57,824	51,638	41,068
Total revenue	152,326	174,885	236,838

Cost of revenue
Hardware	52,829	58,833	108,780
Professional Services	26,167	31,160	55,495
Deferred hub amortization	8,146	11,168	12,602
SaaS	15,315	13,386	10,432
Total cost of revenue	102,457	114,547	187,309

Gross profit	49,869	60,338	49,529

Operating expenses
Operating expenses excluding stock compensation and depreciation and amortization	75,783	87,666	75,179
Stock compensation	8,208	9,654	12,245
Depreciation and amortization	4,925	4,790	5,264
Total operating expenses	88,916	102,110	92,688

Impairment charge	24,929	-	-

Loss from operations	(63,976)	(41,772)	(43,159)

Other segment items(1)	3,418	8,129	8,572

Net loss	$(60,558)	$(33,643)	$(34,587)

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

NOTE 14. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying consolidated financial statements, the Company has evaluated events and transactions occurring after December 31, 2025 and through March 4, 2026, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In January 2026, issuable shares of the Company’s Class A Common Stock under the ESPP increased by 1,892 shares.

SMARTRENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In January 2026, the Board of Directors or an authorized committee thereof approved the issuance of 6,024 RSUs to certain employees under the 2021 Incentive Stock Plan.

In January 2026, the Board of Directors or an authorized committee thereof approved the issuance of 1,119 PSUs at target to certain employees under the 2021 Incentive Stock Plan.

In January 2026, the Board of Directors approved the issuance of 465 RSUs to certain employees under the Inducement Plan.

In January and February 2026, 2,572 shares of the Company's Class A Common Stock were issued to certain employees related to vested RSUs, exercised options and ESPP purchases.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report and, based on such evaluation, have concluded that our disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, our President and Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls over financial reporting have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

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

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1**	Merger Agreement, dated as of April 21, 2021, by and among SmartRent Inc., Fifth Wall Acquisition Corp. I, and SmartRent.com, Inc.	8-K	2.1	April 22, 2021
2.2	Amendment No. 1 to Merger Agreement, dated as of July 23, 2021, by and among SmartRent, Inc., Fifth Wall Acquisition Corp. I and SmartRent.com, Inc.	8-K	2.1	July 26, 2021
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.1	November 17, 2025
4.1	Specimen Class A Common Stock Certificate.	8-K	4.1	August 30, 2021
4.2	Description of the Registrant’s Securities.	10-K	4.2	March 25, 2022
10.1	Amended and Restated Registration Rights Agreement, dated as of August 24, 2021, by and among SmartRent, Inc., the Sponsor and certain equity holders of SmartRent.com, Inc. named therein.	8-K	10.1	August 30, 2021
10.2†	Amended and Restated SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.1	May 15, 2024
10.3†	Restricted Stock Units Agreement under the SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.11	August 30, 2021
10.4†	Stock Option Agreement under the SmartRent, Inc. 2021 Equity Incentive Plan.	8-K	10.12	August 30, 2021
10.5†	SmartRent, Inc. 2021 Employee Stock Purchase Plan.	S-4/A	10.14	July 26, 2021
10.6†	SmartRent, Inc. 2025 Inducement Equity Incentive Plan and related form agreements.	10-K	10.6	March 5, 2025
10.7†	SmartRent, Inc. Executive Incentive Compensation Plan.	8-K	10.1	January 25, 2024

10.8**	Credit Agreement, dated as of December 10, 2021, by and among (i) SmartRent, Inc., (ii) the several banks and other financial institutions or entities party thereto, and (iii) Silicon Valley Bank, as the issuing lender, swingline lender, administrative agent, collateral agent for the lenders, and the lead arranger.	8-K	10.1	December 13, 2021
10.9	Waiver and First Amendment to Credit Agreement, dated August 5, 2025.	10-Q	10.5	August 6, 2025
10.10	Sponsor Agreement, dated April 21, 2021, by and among SmartRent, Inc., its former officers and directors, SmartRent.com, Inc. and the Sponsor.	8-K	10.2	April 22, 2021
10.11	Form of Indemnification Agreement between SmartRent, Inc. and each of the officers and directors of SmartRent, Inc.	S-4/A	10.24	July 26, 2021
10.12†	SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	S-4/A	10.12	July 26, 2021
10.13†	Stock Option Agreement under the SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	8-K	10.13	August 30, 2021
10.14†	Restricted Stock Units Award Agreement under the SmartRent.com, Inc. Amended and Restated 2018 Stock Plan.	8-K	10.14	August 30, 2021
10.15†	Amended and Restated Employment Agreement, dated as of January 22, 2025, by and between SmartRent, Inc. and Isaiah DeRose-Wilson.	10-K	10.16	March 5, 2025
10.16†	Amended and Restated Employment Agreement, dated as of January 22, 2025, by and between SmartRent, Inc. and Daryl Stemm.	10-K	10.17	March 5, 2025
10.17†	Amended and Restated Employment Agreement, dated as of January 22, 2025, by and between SmartRent, Inc. and Robyn Young.	10-K	10.18	March 5, 2025
10.18†	Amended and Restated Employment Agreement, dated as of January 22, 2025, by and between SmartRent, Inc. and Kristen Lee.	10-K	10.19	March 5, 2025
10.19†	Employment Agreement, dated as of January 16, 2025, by and between SmartRent, Inc. and Shane Paladin.	10-K	10.20	March 5, 2025
10.20†	Employment Agreement, dated as of April 9, 2025, by and between SmartRent, Inc. and John Dorman.	10-Q	10.2	May 7, 2025
10.21†	Employment Agreement, dated as of June 15, 2025, by and between SmartRent, Inc. and Frank Martell.	10-Q	10.3	August 6, 2025
10.22†	Employment Agreement, dated as of February 9, 2026, by and between SmartRent, Inc. and Brian McQuaid.			Filed herewith
10.23†	Employment Agreement, dated as of January 22, 2025, by and between SmartRent, Inc. and Natalie Cariola.			Filed herewith
10.24†	Form of Executive Officer Employment Agreement.			Filed herewith
10.25	Warrant to Purchase Common Stock, dated as of April 24, 2020 by and between SmartRent.com, Inc. and RET Ventures SPV I, L.P.	10-K	10.21	March 25, 2022
10.26	Warrant to Purchase Common Stock, dated as of February 4, 2021, by and between SmartRent.com, Inc. and LEN FW Investor, LLC.	10-K	10.22	March 25, 2022
10.27	Product Sales Agreement dated August 3, 2023, by and between SmartRent Technologies, Inc. and Ademco Inc., doing business as ADI Global Distribution.	8-K	10.1	August 8, 2023
10.28†	SmartRent, Inc. Amended and Restated Non-Employee Director Compensation Policy.	10-K	10.24	March 5, 2025
10.29†	Severance Agreement and Release between SmartRent, Inc. and Michael Shane Paladin, dated April 9, 2025.	10-Q	10.1	May 7, 2025
10.30	Transition Agreement, dated as of August 4, 2025, by and between SmartRent, Inc. and Kristen Lee.	10-Q	10.4	August 6, 2025
19.1	Insider Trading Policy of SmartRent, Inc., as amended and restated effective as of May 13, 2025.			Filed herewith
21.1	Subsidiaries of SmartRent, Inc.	10-K	21.1	March 5, 2024
23.1	Consent of Deloitte & Touche LLP.			Filed herewith
24.1	Power of Attorney (included on the signature pages herein).
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
97.1	Compensation Recovery Policy.	10-K	97.1	March 5, 2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March 2026.

SmartRent, Inc.

By:	/s/ Frank Martell

Frank Martell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daryl Stemm

Daryl Stemm
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Frank Martell and Daryl Stemm, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ Frank Martell	President and Chief Executive Officer and Director	March 4, 2026
Frank Martell	(Principal Executive Officer)

/s/ Daryl Stemm	Chief Financial Officer	March 4, 2026
Daryl Stemm	(Principal Financial and Accounting Officer)

/s/ Alison Dean	Director	March 4, 2026
Alison Dean

/s/ John Dorman	Director	March 4, 2026
John Dorman

/s/ Thomas Bohjalian	Director	March 4, 2026
Thomas Bohjalian

/s/ Ana Pinczuk	Director	March 4, 2026
Ana Pinczuk

/s/ Ann Sperling	Director	March 4, 2026
Ann Sperling