Form 10-Q
period 2026-03-31
SmartRent, Inc.
filed 2026-05-06
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 4, 2026, there were 192,838,069 shares of the registrant’s Class A Common Stock outstanding, par value $0.0001 per share.

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
•
our ability to manage our supply chain;
•
our ability to achieve or maintain profitability;
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
•
management’s plans, beliefs and objectives for future operations including Vision 2028 (defined below in Recent Developments);
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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A "Risk Factors" of this Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 4, 2026. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

PART I. Financial Information

Item 1 - Financial Statements (Unaudited)

SMARTRENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	As of
	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$98,821	$104,550
Accounts receivable, net	36,753	47,401
Inventory	24,397	26,670
Deferred cost of revenue, current portion	1,861	3,068
Prepaid expenses and other current assets	6,742	6,189
Total current assets	168,574	187,878
Property and equipment, net	4,861	5,121
Deferred cost of revenue	46	121
Goodwill	92,339	92,339
Intangible assets, net	18,533	19,501
Other long-term assets	15,883	15,965
Total assets	$300,236	$320,925

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,550	$13,012
Accrued expenses and other current liabilities	9,249	14,040
Deferred revenue, current portion	24,920	32,966
Total current liabilities	42,719	60,018
Deferred revenue	21,368	22,968
Other long-term liabilities	5,475	5,800
Total liabilities	69,562	88,786

Commitments and contingencies (Note 11)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares of preferred stock issued and outstanding as of March 31, 2026 and December 31, 2025	-	-

Stockholders' equity
Class A common stock, $0.0001 par value; 500,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 192,721 and 189,677 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	19	19
Additional paid-in capital	648,501	645,051
Accumulated deficit	(417,742)	(413,294)
Accumulated other comprehensive loss	(104)	363
Total stockholders' equity	230,674	232,139
Total liabilities, convertible preferred stock and stockholders' equity	$300,236	$320,925

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2026	2025
Revenue
Hardware	$15,381	$18,830
Professional services	6,033	3,893
Hosted services	17,269	18,621
Total revenue	38,683	41,344

Cost of revenue
Hardware	12,576	13,960
Professional services	5,898	7,293
Hosted services	5,088	6,529
Total cost of revenue	23,562	27,782

Operating expense
Research and development	6,146	8,258
Sales and marketing	4,446	4,770
General and administrative	9,623	16,894
Total operating expense	20,215	29,922

Impairment charge	-	24,929

Loss from operations	(5,094)	(41,289)

Interest income	860	1,303
Interest expense	(99)	(103)
Other (expense) income, net	(75)	13
Loss before income taxes	(4,408)	(40,076)

Income tax expense	40	108
Net loss	$(4,448)	$(40,184)
Other comprehensive loss
Foreign currency translation adjustment	(467)	88
Comprehensive loss	$(4,915)	$(40,096)
Net loss per common share
Basic and diluted	$(0.02)	$(0.21)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	191,654	192,419

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity

Balance, December 31, 2025	-	$-	189,677	$19	$645,051	$(413,294)	$363	$232,139
Stock-based compensation	-	-	-	-	3,057	-	-	3,057
Issuance of Class A common stock upon vesting of equity awards	-	-	1,974	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(470)	-	(559)	-	-	(559)
ESPP purchases	-	-	118	-	96	-	-	96
Exercise of options			1,422		856			856
Net loss	-	-	-	-	-	(4,448)	-	(4,448)
Other comprehensive income	-	-					(467)	(467)
Balance, March 31, 2026	-	$-	192,721	$19	$648,501	$(417,742)	$(104)	$230,674

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity
Balance, December 31, 2024	-	$-	192,049	$19	$637,361	$(347,847)	$(98)	$289,435
Stock-based compensation	-	-	-	-	2,836	-	-	2,836
Issuance of Class A common stock upon vesting of equity awards	-	-	906	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(328)	-	(478)	-	-	(478)
ESPP purchases	-	-	140	-	175	-	-	175
Repurchases of Class A common stock	-	-	(1,018)	-	-	(1,202)	-	(1,202)
Net loss	-	-	-	-	-	(40,184)	-	(40,184)
Other comprehensive income	-	-					88	88
Balance, March 31, 2025	-	$-	191,749	$19	$639,894	$(389,233)	$(10)	$250,670

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,448)	$(40,184)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	2,223	1,943
Goodwill impairment	-	24,929
(Recovery of) provision for warranty expense	(192)	161
Non-cash lease expense	111	297
Stock-based compensation	3,057	2,836
Non-cash interest expense	34	36
(Recovery of) provision for excess and obsolete inventory	(241)	207
(Recovery of) provision for expected credit losses	(196)	167
Change in operating assets and liabilities
Accounts receivable	10,754	9,424
Inventory	2,499	1,885
Deferred cost of revenue	1,283	2,841
Prepaid expenses and other assets	(559)	(380)
Accounts payable	(4,452)	2,540
Accrued expenses and other liabilities	(4,473)	(2,615)
Deferred revenue	(9,644)	(16,071)
Lease liabilities	(299)	(185)
Net cash used in operating activities	(4,543)	(12,169)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(30)	(2,180)
Capitalized software costs	(1,058)	(1,289)
Net cash used in investing activities	(1,088)	(3,469)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchases of Class A common stock	-	(1,202)
Proceeds from options exercise	856	-
Proceeds from ESPP purchases	96	175
Taxes paid related to net share settlements of stock-based compensation awards	(559)	(478)
Net cash provided by (used in) financing activities	393	(1,505)
Effect of exchange rate changes on cash and cash equivalents	(491)	261
Net decrease in cash and cash equivalents	(5,729)	(16,882)
Cash and cash equivalents - beginning of period	104,550	142,482
Cash and cash equivalents - end of period	$98,821	$125,600

Reconciliation of cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$98,821	$125,600
Total cash and cash equivalents	$98,821	$125,600

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2026	2025
Supplemental disclosure of cash flow information
Interest paid	$72	$70
Cash paid for income taxes	39	126
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	-	829

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements as of December 31, 2025, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 4, 2026. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Condensed Consolidated Financial Statements related to the three months ended March 31, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any future period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period. These estimates made by management include valuing the Company’s inventories on hand, allowance for expected credit losses, intangible assets, warranty liabilities, stand-alone selling price of items sold, certain assumptions used in the valuation of equity awards, and assumptions used to estimate the fair value of stock-based compensation expense. Actual results could differ materially from those estimates.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and Hosted Services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for expected credit losses on the Condensed Consolidated Balance Sheets. The allowance for expected credit losses totaled $1,935 and $2,131 as of March 31, 2026, and December 31, 2025, respectively. The (recovery of) provision for expected credit losses is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The (recovery of) provision for expected credit losses totaled $(196) and $167 for the three months ended March 31, 2026 and 2025, respectively. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for expected credit losses based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Condensed Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for expected credit losses. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Condensed Consolidated Balance Sheet date. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue
	As of		For the three months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Customer A	*	11%	*	15%
Customer B	24%	24%	*	*
Customer C	*	*	21%	27%

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

The fair value of the entity was determined using the combination of an income approach and market-based approach. The mix between the two approaches requires significant judgement, however, the Company engaged a third-party valuation specialist to assist with its assessment. As a result of this test, the Company recorded a goodwill impairment charge of $24,929 during the three months ended March 31, 2025. There were no such charges recorded during the remainder of 2025 or during the three months ended March 31, 2026.

	March 31, 2026	December 31, 2025
Balance at beginning of period	$92,339	$117,268
Impairment charge	-	(24,929)
Balance at end of period	$92,339	$92,339

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

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended March 31, 2026 and 2025, included in cost of hardware revenue was a $(180) warranty recovery and $115 warranty expense, respectively. As of March 31, 2026, and December 31, 2025, the Company’s warranty allowance was $240 and $423, respectively, and is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2026 or 2025. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

•
Hardware Revenue

Hardware revenue results from the direct sale to customers of hardware smart home devices, which generally consist of a distinct Hub Device, door locks, thermostats, sensors, and light switches. These hardware devices provide features that function independently without subscription to the Company's software, and the performance obligation for hardware revenue is considered satisfied, and revenue is recognized at a point in time when the hardware device is shipped to the customer. The Company generally provides a one-year warranty period on hardware devices that are delivered and installed. The cost of the warranty is recorded as a component of cost of hardware revenue.

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

•
Hosted Services Revenue

Hosted Services revenue primarily consists of subscription revenue generated from fees that provide customers access to one or more of the Company’s software applications including access controls and asset monitoring and related services. These subscription arrangements have contractual terms ranging from one month to ten years and include recurring fixed plan subscription fees. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer. Variable consideration is immaterial.

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

The grant date fair value is also utilized with respect to RSUs which vest based on performance and time based service conditions. For RSUs with a performance condition as well as a time-based service condition, compensation expense is recognized over the service period based on the number of awards that the Company believes is probable to vest.

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. During the three months ended March 31, 2026 and 2025, the Company capitalized $1,089 and $1,815, respectively, of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets. As of March 31, 2026, the Company had capitalized $19,052 of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets, including $17,958 of capitalized software costs, of which $11,650 remained to be amortized. As of December 31, 2025, the Company had capitalized $17,963 of research and development costs, including $16,900 of capitalized software costs, in other long-term assets on the Condensed Consolidated Balance Sheets, of which $11,529 remained to be amortized.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $14 and $223 of advertising expenses for the three months ended March 31, 2026 and 2025, respectively.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Segments

The Company has one operating segment and one reportable segment. Its chief operating decision maker ("CODM") is the Company’s President and Chief Executive Officer, with the exception of the period from July 29, 2024 to February 24, 2025 when a management committee comprised of certain of the Company’s executives acted as the CODM while the Company was in a transition period between Chief Executive Officers. The CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. Refer to Note 12 - Segment Reporting for more information on the Company's operating and reportable segments.

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

Recently Adopted Accounting Guidance

In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments–Credit Losses. The guidance provides an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, and interim reporting periods, with early adoption permitted. The Company adopted this standard which had no impact on results of operations, cash flows or financial condition.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following table displays the carrying values and fair values of financial instruments.

		As of
		March 31, 2026			December 31, 2025
Assets on the Condensed Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$98,821	$-	$98,821	$104,550	$-	$104,550
Total		$98,821	$-	$98,821	$104,550	$-	$104,550

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and SmartRent solution.

	For the three months ended March 31,
	2026	2025
Revenue by geography
United States	$38,621	$41,320
International	62	24
Total revenue	$38,683	$41,344

	For the three months ended March 31,
	2026	2025
Revenue by type
Hardware	$15,381	$18,830
Professional services	6,033	$3,893
Hosted services	17,269	$18,621
Total revenue	$38,683	$41,344

	For the three months ended March 31,
	2026				2025
	(dollars in thousands)

SmartRent Solutions(1)	Hardware	Professional Services	Hosted Services	Total 2026	Hardware	Professional Services	Hosted Services	Total 2025
Smart Communities Solutions
Smart Apartments	$14,371	$4,907	$13,102	$32,380	$17,697	$2,993	$14,415	$35,105
Access Control	706	926	743	2,375	639	475	531	1,645
Other	304	200	1,022	1,526	494	425	877	1,796
Smart Operations Solutions	-	-	2,402	2,402	-	-	2,798	2,798
Total Revenue	$15,381	$6,033	$17,269	$38,683	$18,830	$3,893	$18,621	$41,344

(1) During the three months ended March 31, 2026, the Company revised the presentation of the above table by aggregating Community WiFi revenue in Other as revenue from the Company's Community WiFi solution is becoming less significant. The revised presentation has been applied retrospectively for the comparative period ended March 31, 2025. For the three months ended March 31, 2026, total revenue attributable to Community WiFi was $190. For the three months ended March 31, 2025, revenue attributable to Community WiFi was $3 related to Hardware, $219 related to Professional Services and $193 related to Hosted Services.

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

	For the three months ended March 31,
	2026	2025
Deferred revenue balance as of January 1	$55,934	$87,659
Revenue recognized from balance of deferred revenue at the beginning of the period	(11,075)	(21,448)
Revenue deferred during the period	1,546	6,187
Revenue recognized from revenue originated and deferred during the period	(117)	(807)
Deferred revenue balance as of March 31	46,288	71,591

As of March 31, 2026, the Company expects to recognize 54% of its total deferred revenue within the next 12 months, 34% of its total deferred revenue between 13 and 36 months, 11% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of March 31, 2026 and 2025 are $9,054 and $14,337, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights. Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	March 31, 2026	December 31, 2025
Finished Goods	$24,086	$26,359
Raw Materials	311	311
Total inventory	$24,397	$26,670

The Company writes down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the three months ended March 31, 2026 and 2025, the Company recorded (reversals) write-downs of $(241) and $207, respectively. As of March 31, 2026 and December 31, 2025, the Company's inventory reserve balance was $3,998 and $4,307, respectively. The Company evaluates inventory levels for excess and obsolete products based on its assessment of future demand and market conditions.

Prepaid expenses and other current assets consisted of the following.

	As of
	March 31, 2026	December 31, 2025
Prepaid expenses	$6,415	$5,856
Other current assets	327	333
Total prepaid expenses and other current assets	$6,742	$6,189

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Property and equipment, net consisted of the following.

	As of
	March 31, 2026	December 31, 2025
Leasehold improvements	$5,216	$5,202
Computer hardware	2,333	2,332
Warehouse and other equipment	938	950
Furniture and fixtures	327	322
Property and equipment	8,814	8,806
Less: Accumulated depreciation	(3,953)	(3,685)
Total property and equipment, net	$4,861	$5,121

Depreciation and amortization expense on all property, plant and equipment was $287 and $189 during the three months ended March 31, 2026 and 2025, respectively.

Intangible assets, net consisted of the following.

	As of
	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(9,001)	$13,989	$22,990	$(8,446)	$14,544
Developed technology	10,600	(6,222)	4,378	10,600	(5,854)	4,746
Trade name	900	(734)	166	900	(689)	211
Total intangible assets, net	$34,490	$(15,957)	$18,533	$34,490	$(14,989)	$19,501

Amortization expense on all intangible assets was $968 and $969 for the three months ended March 31, 2026 and 2025, respectively. Total future amortization for finite-lived intangible assets is estimated as follows.

Amortization Expense
2026 - Remaining	$2,905
2027	3,734
2028	3,693
2029	2,554
2030	2,222
Thereafter	3,425
Total	$18,533

Other long-term assets consisted of the following.

	As of
	March 31, 2026	December 31, 2025
Capitalized software costs, net	$10,983	$10,846
Operating lease - ROU asset, net	2,698	2,810
Other long-term assets	2,202	2,309
Total other long-term assets	$15,883	$15,965

Amortization expense for capitalized software costs was $922 and $741 for the three months ended March 31, 2026 and 2025, respectively.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Accrued expenses and other current liabilities consisted of the following.

	As of
	March 31, 2026	December 31, 2025
Accrued compensation costs	$3,677	$7,778
Accrued expenses	3,369	3,383
Warranty allowance	240	423
Other	1,963	2,456
Total accrued expenses and other current liabilities	$9,249	$14,040

Other long-term liabilities consisted of the following.

	As of
	March 31, 2026	December 31, 2025
Lease liability, noncurrent	$5,470	$5,792
Other long-term liabilities	5	8
Total other long-term liabilities	$5,475	$5,800

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of March 31, 2026. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Condensed Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended March 31, 2026 and 2025, the Company recorded $34 and $36, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (“ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of March 31, 2026, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the three months ended March 31, 2026 and 2025, the facility fee totaled $47 and $47, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. As of March 31, 2026 the Company did not maintain the minimum cash balance, but exceeded the minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of March 31, 2026, and through the date these condensed consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of March 31, 2026 and December 31, 2025, there was no outstanding principal amount under the Senior Revolving Facility.

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of March 31, 2026, there are no preferred stock issued or outstanding.

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

During the three months ended March 31, 2025, the Company repurchased and subsequently retired 1,018 shares of our Class A common stock under the stock repurchase program at an average price of $1.18 per share for a total of $1,202, including $10 of broker fees. There were no such shares repurchased during the three months ended March 31, 2026. The Company has elected to record the amount paid to repurchase the shares in excess of the par value entirely to accumulated deficit. As of March 31, 2026 and 2025, approximately $16,751 and $20,395, respectively, remained available for stock repurchases pursuant to our stock repurchase program.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 8. STOCK-BASED COMPENSATION

2018 Stock Plan

The Company’s board of directors adopted, and its stockholders approved, the SmartRent.com, Inc. 2018 Stock Plan (the “2018 Stock Plan”), effective March 2018. The purpose of the 2018 Stock Plan was to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan sought to achieve this purpose by providing awards in the form of stock options and restricted stock purchase rights. Awards granted as stock options under the 2018 Stock Plan generally expire no later than ten years from the date of grant and become vested and exercisable over a four-year period. All options are subject to certain provisions that may impact these vesting schedules.

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

2021 Equity Incentive Plan

In August 2021, the Board approved and implemented the SmartRent, Inc. 2021 Plan (the "2021 Plan"). The purpose of the 2021 Plan is to enhance the Company's ability to attract, retain and motivate persons who make, or are expected to make, important contributions to the Company by providing these individuals with equity ownership opportunities and equity-linked compensation opportunities.

The 2021 Plan authorizes the administrator of the 2021 Plan (generally, the Board or its compensation committee) to provide incentive compensation in the form of stock options, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. The Company is authorized to issue up to a total of 24,400 shares of Class A common stock under the 2021 Plan, as amended and restated. Non-employee board member RSUs generally will vest over one year, subject to the recipient’s continued service through the applicable vesting date or dates. The RSUs and options granted to employees are generally subject to a four-year vesting schedule and all vesting generally shall be subject to the recipient’s continued service with the Company or its subsidiaries through the applicable vesting dates.

The table below summarizes the activity pursuant to the 2021 Plan, for the three months ended March 31, 2026, and the shares available for future issuances as of March 31, 2026 and December 31, 2025.

Shares Available for Future Issuance
Shares available as of December 31, 2025	10,874
RSUs forfeited	210
RSUs settled for taxes	481
RSUs issued	(6,115)
PSUs issued	(1,119)
Shares available as of March 31, 2026	4,331

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The table below summarizes the activity related to stock options, pursuant to the 2018 Stock Plan and 2021 Plan, for the three months ended March 31, 2026.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2025	3,072	$1.45	3.25	$2,961
Exercised	(1,422)	0.47
Forfeited	(145)	3.01
March 31, 2026	1,505	2.27	5.92	$503
Exercisable options as of March 31, 2026	1,112	$1.94	5.35	$503

During the three months ended March 31, 2026 and 2025, stock-based compensation expense of $136 and $295, respectively, was recognized in connection with the outstanding options. As of March 31, 2026, there is $774 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.6 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Stock Plan and 2021 Plan, for the three months ended March 31, 2026.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2025	10,046	$1.51
Granted	6,579	1.72
Vested or distributed	(1,974)	1.78
Forfeited	(215)	1.79
March 31, 2026	14,436	$1.56

No right to any Class A Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment or other service. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the three months ended March 31, 2026 and 2025, stock-based compensation expense of $2,579 and $2,544, respectively, was recognized in connection with the vesting of all RSUs. As of March 31, 2026, there is $19,248 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.8 years.

During the three months ended March 31, 2026, the Company granted performance stock units ("PSUs") to our President and Chief Executive Officer covering a target of 1,119 shares of the Company's Class A common stock. These PSUs are earned and vest based on the Company's annual cost savings. The grant date fair value of the awards was determined using the closing share price of our Class A Common Stock on the date of grant. The total quantity of PSUs eligible to vest under these awards range from 0% to 200% of the target based on actual cost savings during a one-year performance period. As such, the awards are subject to performance conditions and compensation expense is recognized over the service period based on the number of awards that we believe is probable to vest. We assess the likelihood of achieving these performance conditions each quarter and adjust compensation expense accordingly.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The table below summarizes the activity related to PSUs, pursuant to the 2021 Plan, for the three months ended March 31, 2026.

	Performance Stock Units
	Number of Performance Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2025	-	$-
Granted	1,119	1.72
March 31, 2026	1,119	$1.72

No right to any Class A Common Stock is earned or accrued until such time that vesting occurs, nor does the grant of the PSU award confer any right to continue vesting or employment or other service.

During the three months ended March 31, 2026, stock-based compensation expense of $338 was recognized in connection with the vesting of PSUs. There was no such expense for the three months ended March 31, 2025. As of March 31, 2026, there is $1,587 of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 0.8 years.

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

The table below summarizes the activity pursuant to the Inducement Plan, for the three months ended March 31, 2026 and the shares available for future issuances as of March 31, 2026.

Shares Available for Future Issuance
Shares available as of December 31, 2025	6,281
RSUs issued	(465)
Shares available as of March 31, 2026	5,816

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

The ESPP allows employees to purchase shares of the Company's Class A Common Stock approximately every six months at a per share purchase price equal to 85 percent of the quoted market price of a share of the Company’s Class A Common Stock on (i) the first day of the offering period or (ii) the applicable purchase date of such offering period, whichever quoted market price is lower. During the three months ended March 31, 2026 and 2025, stock-based compensation expense of $4 and $(3), respectively, was recognized in connection with the ESPP.

The table below summarizes the activity related to the ESPP for the three months ended March 31, 2026.

ESPP Activity	Shares Available for Sale
December 31, 2025	8,761
Annual additions to the plan	1,897
Shares purchased	(118)
March 31, 2026	10,540

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows.

	For the three months ended March 31,
	2026	2025
Cost of revenue	$100	$293
Research and development	699	1,172
Sales and marketing	221	228
General and administrative	2,037	1,143
Total	$3,057	$2,836

NOTE 9. INCOME TAXES

The Company’s effective tax rate ("ETR") from continuing operations was (0.91%) and (0.27%) for the three months ended March 31, 2026 and 2025, respectively. The Company’s ETR during three months ended March 31, 2026 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

The income tax expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss is primarily related to the foreign and state taxes. The Company established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. The Company expects to maintain this valuation allowance until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized in future periods. The Company believes that it has established an adequate allowance for uncertain tax positions, although it can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has benefited from the restoration of 100% bonus depreciation and the favorable treatment of research and development expenditures under Section 174 enacted by the OBBBA, and the effects of the legislation have been reflected in the Company's income tax provision.

NOTE 10. NET LOSS PER SHARE

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because inclusion of the shares on an as-converted basis would have been anti-dilutive.

	For the three months ended March 31,
	2026	2025
Common stock options, RSUs and PSUs	17,061	14,766
Total	17,061	14,766

NOTE 11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company enters into long-term purchase commitments for certain goods and services. In October 2025, the Company entered into an agreement with a supplier to purchase minimum volumes of certain goods and services through December 2030. Future minimum annual payments in connection with the purchase commitment as of March 31, 2026 are as follows.

Annual Minimum Payments
2026 - Remainder	$3,921
2027	5,978
2028	6,900
2029	7,950
2030	9,050
Total purchase commitment	$33,799

In the event of certain deteriorating business conditions during fiscal year 2028, and upon providing sixty days written notice to the supplier prior to January 1, 2029, the Company has the option to request for a reduction of its minimum payments for the fiscal years of 2029 and 2030 respectively, including an extension of the commitment term by one additional fiscal year, 2031.

Legal Matters

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business from time to time. Liabilities are accrued when it is believed that it is both probable that a liability has been incurred and that the Company can reasonably estimate the amount of the potential loss. The Company does not believe that the outcome of these proceedings or matters will have a material effect on the condensed consolidated financial statements.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Legal expenses and settlement costs incurred by the Company during the three months ended March 31, 2026 and 2025 were $37 and $6,577, respectively, in connection with the 2024 Class Action. These legal expenses were recorded within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Consolidated Balance Sheets.

In December 2025, the San Francisco Tenants Union and three residents filed claims against the Company and several multifamily property owners in the Superior Court of the State of California in the County of San Francisco for alleged violations of Article 1 Section 1 of the California Constitution for alleged violation of tenant privacy rights, for common law intrusion upon seclusion and for violation of the San Francisco Rent Ordinance for purportedly interfering with tenants' privacy rights arising out of the use of the Company’s SmartHome products and services (the "Complaint"). The Complaint seeks declaratory relief that the conduct described in the Complaint constitutes an invasion of the right to privacy and injunctive relief prohibiting the Company and owners from violating tenants’ privacy rights. The Complaint also seeks unspecified damages. The Company disputes the plaintiffs’ claims and intends to vigorously defend against those claims.

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

NOTE 12. SEGMENT REPORTING

The Company operates as a single operating segment, which is also its only reportable segment as its CODM, which is currently the Company's President and Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $8,599 and $10,080 of assets outside the United States on March 31, 2026, and December 31, 2025, respectively.

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

	For the three months ended March 31,
	2026	2025
Revenue
Hardware	$15,381	$18,830
Professional Services	6,033	3,893
Deferred hub amortization	2,050	4,658
SaaS - Smart Apartments	11,052	9,757
SaaS - Smart Operations	2,402	2,798
SaaS - All Other	1,765	1,408
SaaS	15,219	13,963
Total revenue	38,683	41,344

Cost of revenue
Hardware	12,576	13,960
Professional Services	5,898	7,293
Deferred hub amortization	1,203	2,440
SaaS	3,885	4,089
Total cost of revenue	23,562	27,782

Gross profit	15,121	13,562

Operating expenses
Research and development	5,442	7,086
Sales and marketing	4,182	4,542
General and administrative	6,351	14,606
Stock compensation	2,957	2,543
Depreciation and amortization	1,283	1,145
Total operating expenses	20,215	29,922

Impairment charge	-	24,929

Loss from operations	(5,094)	(41,289)

Other segment items(1)	646	1,105

Net loss	$(4,448)	$(40,184)

(1) Other segment items include interest income, net, other income (expense), net, and income tax expense (benefit).

During the three months ended March 31, 2026, the Company revised the presentation of key financial information provided to the CODM. The table above reflects the updated presentation, which has been applied retrospectively in the financial information for the comparative period ended March 31, 2025.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 13. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions occurring after March 31, 2026 and through May 6, 2026, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In April 2026, 117 shares of the Company's Class A Common Stock were issued to certain employees related to vested RSUs and exercised stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included herein and the consolidated financial statements and notes thereto for the year ended December 31, 2025 contained in our Annual Report on Form 10-K filed with the SEC.

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

Through centrally connected devices ("Hub Devices"), which integrate our enterprise software with third party smart devices, we enable the integration of our platform with third-party smart devices, our own hardware devices and other technology interfaces. We use an open-architecture, brand-agnostic approach that allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our Smart Community solutions include software and devices that power (i) smart apartments and homes, (ii) access control for buildings, common areas, and rental units, and other solutions such as asset protection and monitoring and self-guided tours. Our Smart Operations solutions include work order management, the automation of leasing and resident call handling, audit management, and the automation of the inspection process. We also have a professional services team that provides customers with training, installation, and support services.

SmartRent is a category leader in the enterprise smart home solutions industry. As of March 31, 2026, we had 911,244 Units Deployed (as defined below) and approximately 600 customers who either have an active subscription or have purchased any SmartRent product in the past twelve months, including many of the largest multifamily residential owners in the United States. As of March 31, 2026, we believe our customers owned an aggregate of approximately 6.6 million rental units. This represents approximately 13% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading single-family rental homeowners, homebuilders, and iBuyers in the United States.

Our Business Model

We generate revenue primarily from sales of smart home systems that enable property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. Our revenue is primarily generated from: (1) the direct sale to our customers of hosted services from subscription fees collected from customers to provide Hosted Services including access controls, asset monitoring, and related services; (2) the sale and delivery of smart home devices, which generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches; and (3) installation and implementation of smart home devices that enable our Hosted Services. Subscription arrangements have contractual terms ranging from one month to ten years and the weighted average length of our recurring revenue contracts is 3.9 years.

Key Factors Affecting Our Performance

We believe that our success is dependent on many factors, including those discussed below. Our operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our ability to grow our customer and installed base in a cost-effective manner, expand our hardware and hosted service offerings to generate increased revenue per Unit Deployed (as defined below), and provide high quality hardware products and hosted service applications to maximize revenue and improve the leverage of our business model. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business.

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

New Products, Features and Functionality

We are evolving our business into a more diverse platform with new products, features and functionality that enhance the value of our smart home operating system. We have introduced a number of SaaS product enhancements and features, including Answer Automation and Work Management solutions, that streamline property management operations. Our Smart Operations Solutions enhance our overall platform offering and customer value proposition by providing a comprehensive one-stop platform that broadens our support of property operations, enhancing the experience for residents, property owners and managers. We offer an open-API architecture that enables third-party partner integrations, resulting in a multi-functional platform that enhances property management workflow efficiencies, empowers team productivity, elevates resident interactions, and improves resident living experiences. In the future, we intend to unify our platform with deeper use of data, analytics and AI, and simplify our hardware architecture while expanding software offerings.

Category Adoption and Market Growth

Our future growth depends in part on the continued consumer adoption of software and hardware products which improve the resident experience and the growth of this market. We need to deliver solutions that enhance the resident experience and deliver value to our customers, rental property owners and operators, as well as homebuilders and developers, by providing products and solutions designed to enhance visibility and control over assets while providing additional revenue opportunities. In prior years, we experienced headwinds to adoption as certain customers deferred capital expenditures, driven by broader macroeconomic conditions, which resulted in a decrease in Units Shipped and New Units Deployed. In addition, changes in our executive leadership and the structure of our sales organization have impacted sales and overall volumes.

Recent Developments

In the first quarter of 2026, we introduced Vision 2028, a focused three-year strategy that outlines how we believe we will extend our market leadership and create long-term value for our stakeholders. Our priorities are (1) accelerating growth by reinforcing our competitive moat and (2) expanding our path to profitability through a more leverageable operating model. These two priorities are operationalized via the following strategic pillars: (i) grow our installed footprint, (ii) scale a world-class go-to-market organization, (iii) unify our platform with deeper use of data, analytics and AI, (iv) simplify hardware architecture while expanding software offerings, and (v) strengthen operating rigor through scalable internal processes.

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

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) and have an active subscription as of a stated measurement date. We utilize the Units Deployed metric to assess the health of our business and measure the trajectory of our growth. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) and resulted in a new active subscription during a stated measurement period. Although our revenue is primarily driven by New Units Deployed and the number of Units Deployed, due to the expansion of our products and services that don't require a Hub Device, and Hub Device upgrades that do not result in net new active subscriptions, the correlation between New Units Deployed and revenue is not as strong as it was historically. Although the correlation has decreased, New Units Deployed is still an indicator of our ability to acquire new customers and expand our relationships with our current customers. As of March 31, 2026 and 2025, we had an aggregate of 911,244 and 827,611 Units Deployed, respectively. For the three months ended March 31, 2026 and 2025, we had 20,662 and 18,114 New Units Deployed, respectively.

Units Shipped

We define Units Shipped as the aggregate number of Hub Devices that have been shipped to customers during a stated measurement period. Units Shipped is used to assess the trajectory of our growth and is an indicator of our ability to acquire new customers and expand our relationships with our current customers. However, we caution that Units Shipped also includes Hub Devices for upgrades and out of warranty replacements and may not be an indicator of New Units Deployed in future periods. For the three months ended March 31, 2026 and 2025, we had 33,466 and 43,418 Units Shipped, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units subject to binding orders executed during a stated measurement period that will result in a New Unit Deployed. We utilize the concept of Units Booked to measure estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the three months ended March 31, 2026 and 2025 there were 16,592 and 18,210 Units Booked, respectively. For the three months ended March 31, 2026 and 2025, ARR related to Units Booked was $1,895 and $2,246, respectively.

Bookings

We define Bookings as the contract value of hardware, professional services, and the first year of ARR for binding orders executed during a stated measurement period, including renewals and upgrades. We utilize Bookings to measure revenue expected to be earned in future periods from orders contracted during the current period. For the three months ended March 31, 2026 and 2025, Bookings were $18,471 and $27,180, respectively.

SaaS Revenue

We define SaaS Revenue as subscription revenue from fees paid by customers for access to one or more of SmartRent's software applications, including access controls, asset monitoring and related services, and our Community WiFi solution. We believe that SaaS Revenue growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our SaaS Revenue to assess the general health and trajectory of our Hosted Services business. Arrangements with customers do not provide the customer with the right to take possession of SmartRent's software at any time. Customers are granted continuous access to the services over the contractual period. As of March 31, 2026, approximately 33% of our ARR had prepaid payment terms. We believe that our customer base is inherently sticky given the barriers to entry associated with rolling out an integrated enterprise solution across a portfolio of rental units. For the three months ended March 31, 2026 and 2025, we generated SaaS Revenue of $15.2 million and $14.0 million, respectively.

Annual Recurring Revenue

We define Annual Recurring Revenue ("ARR") as the annualized value of our SaaS Revenue earned in the current quarter, which we calculate by taking the total amount of SaaS Revenue in the current quarter and multiplying that amount by four. We believe that ARR growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our ARR to assess the general health and trajectory of our Hosted Services business. As of March 31, 2026 and 2025, ARR was $60.9 million and approximately $55.9 million, respectively.

Hardware Average Revenue per Unit ("ARPU"), Professional Services ARPU, SaaS ARPU, and Units Booked SaaS ARPU

We define Hardware ARPU as total hardware revenue during a given period divided by the total Units Shipped during the same period. Hardware ARPU is used to evaluate the effectiveness of our hardware pricing and assess our ability to market and sell our hardware offerings. For the three months ended March 31, 2026 and 2025, Hardware ARPU was $460 and $434, respectively.

We define Professional Services ARPU as total professional services revenue during a given period divided by the total New Units Deployed, excluding customer self-installations, during the same period. Professional Services ARPU is used to assess our ability to effectively price our installation services. For the three months ended March 31, 2026 and 2025, Professional Services ARPU was $378 and $427, respectively.

We define SaaS ARPU as total SaaS Revenue during a given period divided by the average aggregate Units Deployed in the same period divided by the number of months in the period. Average aggregate Units Deployed is calculated as the Units Deployed as of the current period plus the Units Deployed as of the previous period divided by two. SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions. For the three months ended March 31, 2026 and 2025, SaaS ARPU was $5.63 and $5.69, respectively.

We define Units Booked SaaS ARPU as the first year ARR for binding orders with Units Booked executed during the stated measurement period divided by the total Units Booked in the same period divided by the number of months in the period. Units Booked SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions for orders executed during the period. For the three months ended March 31, 2026 and 2025, Units Booked SaaS ARPU was $9.52 and $10.28, respectively.

Customer Churn

We define Customer Churn as cancelled deployed units during the measurement period divided by Units Deployed as of the beginning of the measurement period. Cancelled deployed units are the previous Units Deployed that have been cancelled during the same measurement period in which a customer cancels all product subscriptions. Our Hosted Services growth is driven by our ability to retain our customers and minimize Customer Churn. For the three months ended March 31, 2026 and 2025, our Customer Churn for our Smart Communities Solutions was 0.05% and 0.02%, respectively.

Property Net Revenue Retention

We define Property Net Revenue Retention as SaaS Revenue at the end of the current period related to properties which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same properties. Property Net Revenue Retention includes additions to revenue from price increases on existing products, additions of new products at existing properties and transfers of ownership, offset by any reductions in revenue caused by cancellations or downgrades. Property Net Revenue Retention was 106% as of March 31, 2026 compared to 102% as of March 31, 2025.

Customer Net Revenue Retention

We define Customer Net Revenue Retention as SaaS Revenue at the end of the current period related to customers which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same customers. A customer with SaaS Revenue is defined as an entity that has an active subscription during the stated period. Customer Net Revenue Retention includes additions to revenue from transfers of ownership, price increases on existing products and additions of new products at existing properties, offset by any reductions in revenue caused by cancellations or downgrades. Customer Net Revenue Retention was 105% as of March 31, 2026 compared to 114% as of March 31, 2025.

The table below summarizes our key metrics.

	Three months ended March 31,
	2026	2025	Change %
Hardware
Hardware Units Shipped	33,466	43,418	(23)%
Hardware ARPU	$460	$434	6%
Professional Services
New Units Deployed	20,662	18,114	14%
Professional services ARPU	$378	$427	(12)%
Hosted Services
Units Deployed	911,244	827,611	10%
Average aggregate units deployed	901,057	818,554	10%
SaaS ARPU	$5.63	$5.69	(1)%
Bookings
Units Booked	16,592	18,210	(9)%
Bookings (in thousands)	$18,471	$27,180	(32)%
Units Booked SaaS ARPU	$9.52	$10.28	(7)%

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

	For the three months ended March 31,
	2026				2025
	(dollars in thousands)

SmartRent Solutions(1)	Hardware	Professional Services	Hosted Services(2)	Total 2026	Hardware	Professional Services	Hosted Services(2)	Total 2025
Smart Communities Solutions
Smart Apartments	$14,371	$4,907	$13,102	$32,380	$17,697	$2,993	$14,415	$35,105
Access Control	706	926	743	2,375	639	475	531	1,645
Other	304	200	1,022	1,526	494	425	877	1,796
Smart Operations Solutions	-	-	2,402	2,402	-	-	2,798	2,798
Total Revenue	$15,381	$6,033	$17,269	$38,683	$18,830	$3,893	$18,621	$41,344

(1) During the three months ended March 31, 2026, we revised the presentation of the above table by aggregating Community WiFi revenue in Other as revenue from our Community WiFi solution is becoming less significant. The revised presentation has been applied retrospectively for the comparative period ended March 31, 2025. For the three months ended March 31, 2026, total revenue attributable to Community WiFi was $190. For the three months ended March 31, 2025, revenue attributable to Community WiFi was $3 related to Hardware, $219 related to Professional Services and $193 related to Hosted Services.

(2) For the three months ended March 31, 2026 and 2025, Hosted services revenue for our Smart Apartments solution included hub amortization revenue of $2,050 and $4,658, respectively.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist of costs directly associated with our sales and marketing activities, which primarily include personnel-related costs, sales commissions, marketing programs, trade shows, and promotional materials. We believe our sales and marketing expenses may increase over time as we hire additional sales and marketing personnel, increase our lead generation activities, grow our operations, and continue to build brand awareness.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs associated with our general and administrative organization, professional fees for legal, accounting and other consulting services, office facility, insurance, information technology costs, legal settlements, and expenses incurred as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing requirements, additional insurance expense, investor relations activities and other administrative and professional services. We may increase the size of our general and administrative staff in order to support the growth of our business but at a rate that is lower than the corresponding increase in total revenue.

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

Provision for Income Taxes

The income tax expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss is primarily related to the foreign and state taxes. We established a full valuation allowance for net deferred U.S. federal and state tax assets, including net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized in future periods. We believe that we have established an adequate allowance for uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

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

	Three months ended March 31,		2026 vs 2025 Change
	2026	2025	$	%
	(dollars in thousands)
Revenue
Hardware	$15,381	$18,830	$(3,449)	(18)%
Professional services	6,033	3,893	2,140	55%
Hosted services	17,269	18,621	(1,352)	(7)%
Total revenue	38,683	41,344	(2,661)	(6)%

Cost of revenue
Hardware	12,576	13,960	(1,384)	(10)%
Professional services	5,898	7,293	(1,395)	(19)%
Hosted services	5,088	6,529	(1,441)	(22)%
Total cost of revenue	23,562	27,782	(4,220)	(15)%

Operating expense
Research and development	6,146	8,258	(2,112)	(26)%
Sales and marketing	4,446	4,770	(324)	(7)%
General and administrative	9,623	16,894	(7,271)	(43)%
Total operating expenses	20,215	29,922	(9,707)	(32)%

Impairment charge	-	24,929	(24,929)	100%

Loss from operations	(5,094)	(41,289)	36,195	88%

Other income (expense)
Interest income	860	1,303	(443)	(34)%
Interest expense	(99)	(103)	4	4%
Other (expense) income, net	(75)	13	(88)	(677)%
Loss before income taxes	(4,408)	(40,076)	35,668	89%

Income tax expense	40	108	(68)	(63)%
Net Loss	$(4,448)	$(40,184)	$35,736	89%

Comparison of the three months ended March 31, 2026 and 2025

Revenue

	Three months ended March 31,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Revenue
Hardware	$15,381	$18,830	$(3,449)	(18)%
Professional services	6,033	3,893	2,140	55%
Hosted services	17,269	18,621	(1,352)	(7)%
Total revenue	$38,683	$41,344	$(2,661)	(6)%

Total revenue decreased by approximately $2.6 million, or 6%, to $38.7 million for the three months ended March 31, 2026, from $41.3 million for the three months ended March 31, 2025. The decrease was primarily driven by a 23% decrease in Units Shipped to 33,466 for the three months ended March 31, 2026 from 43,418 for the three months ended March 31, 2025 partially offset by an increase in New Units Deployed to 20,662 units for the three months ended March 31, 2026 from 18,114 units for the three months ended March 31, 2025. Revenue from hub amortization decreased by $2.6 million and revenue from SaaS increased by $1.2 million from the three months ended March 31, 2025 to the three months ended March 31, 2026. The overall decrease in Units Shipped is primarily attributable to a particularly strong customer order that contributed to an elevated prior year comparison. Units Booked during the first quarter of 2026 were down 9% year-over-year. We believe that four factors drove the decrease: (1) our new enterprise sales reps haven’t reached full productivity and are still ramping, (2) our contract renewal work shifted some signings into later quarters, (3) hardware refresh conversations with long-tenured customers consumed sales capacity that would otherwise have gone toward new bookings, and (4) the broader market environment has operators being deliberate about capital deployment decisions in a way that affects the timing of new commitments. We believe these are timing and ramp issues. In other words, these are cyclical and not structural demand issues and, we believe, Units Booked will improve in the latter half of 2026.

Hardware revenue decreased by $3.4 million, or 18%, to $15.4 million for the three months ended March 31, 2026, from $18.8 million for the three months ended March 31, 2025. This decrease in hardware revenue was primarily driven by a 23% decrease in Units Shipped to 33,466 for the three months ended March 31, 2026 from 43,418 for the three months ended March 31, 2025. The decrease in Units Shipped is primarily attributable to a particularly strong customer order that contributed to an elevated prior year comparison.

Professional services revenue increased by $2.1 million, or 55%, to $6.0 million for three months ended March 31, 2026, from $3.9 million for the three months ended March 31, 2025. The increase in professional services revenue was primarily driven by a 14% increase in New Units Deployed to 20,662 units from 18,114 units for the three months ended March 31, 2025, and a $0.5 million increase related to the installation of hub upgrades.

Hosted Services revenue decreased by approximately $1.3 million, or 7%, to $17.3 million for the three months ended March 31, 2026, from $18.6 million for the three months ended March 31, 2025. Of the $17.3 million revenue in 2026, $15.2 million is related to SaaS Revenue and $2.1 million is related to hub amortization. Revenue from hub amortization decreased by $2.6 million and revenue from SaaS increased by $1.2 million, or 9%, from the three months ended March 31, 2025 to the three months ended March 31, 2026. The increase of SaaS revenue resulted primarily from a 10% increase in the aggregate number of Units Deployed from 827,611 units at March 31, 2025 to 911,244 units at March 31, 2026, partially offset by decreased SaaS revenue earned for Smart Operations solutions.

We don’t expect to deploy any more non-distinct Hub Devices, thus, the revenue contribution from hub amortization should continue to decrease in future periods until the non-distinct Hub Devices are fully amortized. As noted above, revenue from hub amortization decreased by $2.6 million from the three months ended March 31, 2025 to the three months ended March 31, 2026. During the remainder of 2026, hub amortization is expected to further decrease by $8.1 million compared to the same periods in 2025. The table below shows the expected revenue contribution from hub amortization.

	2026	2027
	(dollars in thousands)
Revenue contribution from hub amortization
Q1(1)	$2,050	$154
Q2	1,447	51
Q3	882	17
Q4	404	6
Total	$4,783	$228

(1) Q1 2026 is actual.

Cost of Revenue

	Three months ended March 31,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue
Hardware	$12,576	$13,960	$(1,384)	(10)%
Professional services	5,898	7,293	(1,395)	(19)%
Hosted services	5,088	6,529	(1,441)	(22)%
Total cost of revenue	$23,562	$27,782	$(4,220)	(15)%

Total cost of revenue decreased by $4.2 million, or 15%, to $23.6 million for the three months ended March 31, 2026, from $27.8 million for the three months ended March 31, 2025. The decrease in cost of revenue resulted primarily from a $1.4 million decrease in professional services personnel-related expenses, a $1.2 million decrease in hub amortization, and a 23% decrease in Units Shipped, partially offset by an unfavorable product mix related to locks.

Hardware cost of revenue decreased by $1.4 million, or 10%, to $12.6 million for the three months ended March 31, 2026, from $14.0 million for the three months ended March 31, 2025. This decrease in hardware cost of revenue was primarily attributable to a 23% decrease in Units Shipped partially offset by an unfavorable product mix related to locks.

Professional services cost of revenue decreased by $1.4 million, or 19%, to $5.9 million for the three months ended March 31, 2026, from $7.3 million for the three months ended March 31, 2025. The decrease in professional services cost of revenue is primarily attributable to a decrease of $1.4 million in fixed, personnel-related costs resulting from actions executed in the second half of 2025 and improved installation efficiencies.

Hosted Services cost of revenue decreased by $1.4 million, or 22%, to $5.1 million for the three months ended March 31, 2026, from $6.5 million for the three months ended March 31, 2025. The decrease resulted from a $1.2 million decrease in hub amortization expense.

Operating Expenses

	Three months ended March 31,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Research and development	$6,146	$8,258	$(2,112)	(26)%
Sales and marketing	4,446	4,770	(324)	(7)%
General and administrative	9,623	16,894	(7,271)	(43)%

Research and development expenses decreased by approximately $2.2 million, or 26%, to $6.1 million for the three months ended March 31, 2026, from $8.3 million for the three months ended March 31, 2025, primarily related to a decrease of $1.4 million in personnel-related expenses and a $0.5 million decrease in stock compensation. We believe our research and development expenses will increase in future periods in connection with expenses required to execute Vision 2028.

Sales and marketing expenses decreased by approximately $0.4 million, or 7%, to $4.4 million for the three months ended March 31, 2026 from $4.8 million for the three months ended March 31, 2025, resulting primarily from a decrease of $0.2 million in third-party consultants. We believe our sales and marketing expenses will increase in future periods as we continue to invest in building a scalable sales organization in connection with fulfilling the objectives of Vision 2028.

General and administrative expenses decreased by $7.3 million, or 43%, to $9.6 million for the three months ended March 31, 2026 from $16.9 million for the three months ended March 31, 2025. This was primarily driven by a $7.1 million decrease in legal fees and settlements.

Goodwill Impairment Charge

	Three months ended March 31,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Impairment charge	$-	$24,929	$(24,929)	(100)%

During the three months ended March 31, 2025, we identified certain indicators of impairment, which resulted in a goodwill impairment charge of $24.9 million. No such charges were recorded during the remainder of 2025 or during the three months ended March 31, 2026. See Note 2 - Significant Accounting Policies for additional information.

Other Income

	Three months ended March 31,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Interest income	$860	$1,303	$(443)	(34)%
Interest expense	(99)	(103)	4	4%
Other (expense) income, net	(75)	13	(88)	(677)%

Interest income decreased by $0.4 million to $0.9 million for the three months ended March 31, 2026, from $1.3 million for the three months ended March 31, 2025. The decrease in interest income is primarily attributable to a lower cash balance on which we are earning interest, and a decrease in interest rates.

Interest expense was flat at $0.1 million for the three months ended March 31, 2026 and 2025 with no significant variances.

Other (expense) income, net decreased by $0.1 million to $(0.1) million for the three months ended March 31, 2026, from $13 thousand for the three months ended March 31, 2025. The decrease in other (expense) income, net is primarily attributable to changes in foreign exchange rates.

Income Taxes

	Three months ended March 31,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Loss before income taxes	$(4,408)	$(40,076)	$35,668	89%
Income tax expense	40	108	(68)	(63)%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets on March 31, 2026 and 2025.

As of December 31, 2025, we had gross net operating losses of $252.9 million and $246.0 million for federal and state income tax return purposes, respectively. Federal net operating losses can be carried forward indefinitely, while State net operating losses will expire between 2032 and 2045. We also have $0.1 million of R&D credits available that expire in 2039.

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

	For the three months ended March 31,
	2026	2025
	(dollars in thousands)
Net loss	$(4,448)	$(40,184)
Interest income, net	(761)	(1,200)
Income tax expense	40	108
Depreciation and amortization	2,223	1,943
EBITDA	(2,946)	(39,333)
Legal matters(1)	37	5,105
Stock-based compensation	3,057	2,836
Goodwill impairment(2)	-	24,929
Non-recurring warranty provision	-	(150)
Other acquisition expenses	-	52
Other non-operating expenses(3)	226	189
Adjusted EBITDA	$374	$(6,372)

(1) Refer to Note 11 "Commitments and Contingencies."

(2) Refer to Note 2 "Significant Accounting Policies."

(3) During the three months ended March 31, 2026 other non-operating expenses includes capitalized software implementation amortization of $145. During the three months ended March 31, 2025 other non-operating expenses includes severance expense of $169.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had cash and cash equivalents of $98.8 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the business combination with SmartRent.com, Inc., and payments collected from sales to our customers.

Debt Issuances

In December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether we elect a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited ("CBA") plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of March 31, 2026, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of our assets and guaranteed by each of our material domestic subsidiaries.

We believe that our current cash, cash equivalents, available borrowing capacity under the Senior Revolving Facility, and cash raised in the business combination with SmartRent.com, Inc. will be sufficient to fund our operations for at least the next 12 months beyond the issuance date of this Report. Our future capital requirements, however, will depend on many factors, including our sales volume, the expansion of sales and marketing activities, and market adoption of our new and enhanced products and features. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition may be adversely affected.

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

During the three months ended March 31, 2025, we repurchased 1.0 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $1.18 per share for a total of $1.2 million. There was no such activity during the three months ended March 31, 2026.

Cash Flow Summary - Three Months Ended March 31, 2026 and 2025

The following table summarizes our cash flows for the periods presented.

	Three months ended March 31,
	2026	2025
	(dollars in thousands)
Net cash (used in) provided by
Operating activities	$(4,543)	$(12,169)
Investing activities	(1,088)	(3,469)
Financing activities	393	(1,505)

Operating Activities

For the three months ended March 31, 2026, our operating activities used $4.5 million in cash resulting primarily from our net loss of $4.4 million and $4.9 million used in changes in our operating assets and liabilities, partially offset by $4.8 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $9.6 million decrease in deferred revenue, a $4.5 million decrease in accounts payable, and a $4.5 million decrease in accrued expenses and other liabilities, partially offset by a $10.8 million decrease in accounts receivable and a $2.5 million decrease in inventory. Non-cash expenses consisted primarily of $3.1 million of stock compensation and $2.2 million of depreciation and amortization.

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

Investing Activities

For the three months ended March 31, 2026, we used $1.1 million of cash for investing activities, primarily related to cash paid of $1.1 million for capitalized software development costs.

For the three months ended March 31, 2025, we used $3.5 million of cash for investing activities, resulting primarily from cash paid of $2.2 million for the purchase of property and equipment (primarily tenant improvements for which reimbursement was received during the quarter ended June 30, 2025) and $1.3 million for capitalized internal-use software development costs.

Financing Activities

For the three months ended March 31, 2026, our financing activities provided $0.4 million of cash, resulting primarily from $0.9 million of proceeds from options exercised, partially offset by $0.6 million used for taxes paid related to net share settlements of stock-based compensation awards.

For the three months ended March 31, 2025, our financing activities used $1.5 million of cash, resulting primarily from $1.2 million used for repurchases of Class A common stock, and $0.5 million used for taxes paid related to net share settlements of stock-based compensation awards.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

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

We may enter into contracts that contain multiple distinct performance obligations including hardware and Hosted Services. The hardware performance obligation includes the delivery of hardware, and the Hosted Services performance obligation allows the customer use of our software during the contracted-use term. The subscription for the software and certain Hub Devices combine as one performance obligation, and there is no support or ongoing subscription for other device hardware. We partner with several manufacturers to offer a range of compatible hardware options for our customers. We maintain control of the hardware purchased from manufacturers prior to it being transferred to the customer, and accordingly, SmartRent is considered the principal in these arrangements.

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

Goodwill

Goodwill represents the excess of cost over net assets of our completed business combinations. We test for potential impairment of goodwill on an annual basis as of September 30 to determine if the carrying value is less than the fair value. We conduct additional tests between annual tests if there are indications of potential goodwill impairment. During the three months ended March 31, 2025, we experienced a sustained decline in stock price, resulting in a significant decrease in market capitalization. As a result, we conducted an interim impairment test utilizing the qualitative approach and determined that impairment was more likely than not. As a result, we then performed an interim quantitative impairment test which resulted in an indication of impairment.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and revenue and EBITDA multiples require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties as they may be based on varying assumptions which could lead to materially different results. Our goodwill balance was $92.3 million as of March 31, 2026 and December 31, 2025.

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

The grant date fair value is also utilized with respect to RSUs which vest based on performance and time based service conditions. For RSUs with a performance condition as well as a time-based service condition, compensation expense is recognized over the service period based on the number of awards that the Company believes is probable to vest.

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

Interest Rate Fluctuation Risk

As of March 31, 2026, we had cash and cash equivalents of approximately $98.8 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $9.9 million, or decrease our annual interest income by $0.9 million, based on our cash position as of March 31, 2026.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1 - Legal Proceedings

From time to time, we are subject to various claims, charges and litigation matters that arise in the ordinary course of business. We believe these actions are a normal incident of the nature and kind of business in which we are engaged. While it is not feasible to predict the outcome of these matters with certainty, we do not believe that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or prospects. See Note 11 - Commitments and Contingencies for additional information.

Item 1A - Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of risks and uncertainties relating to our business, please see the section titled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 4, 2026. There have been no material changes from the risk factors disclosed therein. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6 - Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.1	November 17, 2025
10.1†	Amended and Restated Employment Agreement, dated as of April 22, 2026, by and between SmartRent, Inc. and Natalie Cariola.			Filed herewith
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.2	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May 2026.

SmartRent, Inc.

By:	/s/ Frank Martell

Frank Martell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daryl Stemm

Daryl Stemm
Chief Financial Officer
(Principal Financial and Accounting Officer)