Form 10-Q
period 2026-06-30
SmartRent, Inc.
filed 2026-08-05
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, there were 191,611,799 shares of the registrant’s Class A common stock outstanding, par value $0.0001 per share.

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
our ability to manage our supply chain;
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

PART I. Financial Information

Item 1 - Financial Statements (Unaudited)

SMARTRENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$92,662	$104,550
Accounts receivable, net	38,105	47,401
Inventory	21,331	26,670
Deferred cost of revenue, current portion	1,010	3,068
Prepaid expenses and other current assets	9,291	6,189
Total current assets	162,399	187,878
Property and equipment, net	4,686	5,121
Deferred cost of revenue	-	121
Goodwill	92,339	92,339
Intangible assets, net	17,564	19,501
Other long-term assets	16,710	15,965
Total assets	$293,698	$320,925

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,456	$13,012
Accrued expenses and other current liabilities	15,206	14,040
Deferred revenue, current portion	19,022	32,966
Total current liabilities	42,684	60,018
Deferred revenue	20,647	22,968
Other long-term liabilities	5,229	5,800
Total liabilities	68,560	88,786

Commitments and contingencies (Note 11)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares of preferred stock issued and outstanding as of June 30, 2026 and December 31, 2025	-	-

Stockholders' equity
Class A common stock, $0.0001 par value; 500,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 191,611 and 189,677 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	19	19
Additional paid-in capital	651,619	645,051
Accumulated deficit	(426,783)	(413,294)
Accumulated other comprehensive loss	283	363
Total stockholders' equity	225,138	232,139
Total liabilities, convertible preferred stock and stockholders' equity	$293,698	$320,925

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue
Hardware	$13,624	$15,143	$29,005	$33,973
Professional services	8,636	4,327	14,669	8,220
Hosted services	17,584	18,838	34,853	37,459
Total revenue	39,844	38,308	78,527	79,652

Cost of revenue
Hardware	11,914	12,868	24,490	26,828
Professional services	6,860	6,237	12,758	13,530
Hosted services	4,850	6,535	9,938	13,064
Total cost of revenue	23,624	25,640	47,186	53,422

Operating expense
Research and development	5,582	6,465	11,728	14,723
Sales and marketing	5,225	6,375	9,671	11,145
General and administrative	11,874	11,513	21,497	28,407
Total operating expense	22,681	24,353	42,896	54,275

Impairment charge	-	-	-	24,929

Loss from operations	(6,461)	(11,685)	(11,555)	(52,974)

Interest income	815	1,101	1,675	2,404
Interest expense	(89)	(89)	(188)	(192)
Other expense, net	(68)	(220)	(143)	(207)
Loss before income taxes	(5,803)	(10,893)	(10,211)	(50,969)

Income tax (benefit) expense	(162)	(33)	(122)	75
Net loss	$(5,641)	$(10,860)	$(10,089)	$(51,044)
Other comprehensive loss
Foreign currency translation adjustment	387	639	(80)	727
Comprehensive loss	$(5,254)	$(10,221)	$(10,169)	$(50,317)
Net loss per common share
Basic and diluted	$(0.03)	$(0.06)	$(0.05)	$(0.27)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	192,414	188,755	192,028	190,577

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity

Balance, December 31, 2025	-	$-	189,677	$19	$645,051	$(413,294)	$363	$232,139
Stock-based compensation	-	-	-	-	3,057	-	-	3,057
Issuance of Class A common stock upon vesting of equity awards	-	-	1,974	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(470)	-	(559)	-	-	(559)
ESPP purchases	-	-	118	-	96	-	-	96
Exercise of options			1,422		856			856
Net loss	-	-	-	-	-	(4,448)	-	(4,448)
Other comprehensive loss	-	-					(467)	(467)
Balance, March 31, 2026	-	$-	192,721	$19	$648,501	$(417,742)	$(104)	$230,674
Stock-based compensation	-	-	-	-	3,233	-	-	3,233
Issuance of common stock upon vesting of equity awards	-	-	2,004	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(430)	-	(170)	-	-	(170)
Repurchases of Class A common stock	-	-	(2,800)	-		(3,400)	-	(3,400)
Exercise of options	-	-	116	-	55	-	-	55
Net loss	-	-	-	-	-	(5,641)	-	(5,641)
Other comprehensive income	-	-	-	-	-	-	387	387
Balance, June 30, 2026	-	$-	191,611	$19	$651,619	$(426,783)	$283	$225,138

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity
Balance, December 31, 2024	-	$-	192,049	$19	$637,361	$(347,847)	$(98)	$289,435
Stock-based compensation	-	-	-	-	2,836	-	-	2,836
Issuance of Class A common stock upon vesting of equity awards	-	-	906	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(328)	-	(478)	-	-	(478)
ESPP purchases	-	-	140	-	175	-	-	175
Repurchases of Class A common stock	-	-	(1,018)	-	-	(1,202)	-	(1,202)
Net loss	-	-	-	-	-	(40,184)	-	(40,184)
Other comprehensive income	-	-					88	88
Balance, March 31, 2025	-	$-	191,749	$19	$639,894	$(389,233)	$(10)	$250,670
Stock-based compensation	-	-	-	-	2,161	-	-	2,161
Issuance of common stock upon vesting of equity awards	-	-	438	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(57)	-	(45)	-	-	(45)
Repurchases of Class A common stock	-	-	(4,066)	-	-	(3,716)	-	(3,716)
Net loss	-	-	-	-	-	(10,860)	-	(10,860)
Other comprehensive income	-	-	-	-	-	-	639	639
Balance, June 30, 2025	-	$-	188,064	$19	$642,010	$(403,809)	$629	$238,849

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,089)	$(51,044)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	4,514	4,009
Goodwill impairment	-	24,929
(Recovery of) provision for warranty expense	(372)	497
Non-cash lease expense	224	449
Stock-based compensation	6,290	4,997
Change in fair value of earnout related to acquisition	-	(294)
Non-cash interest expense	68	72
Provision for excess and obsolete inventory	300	594
Provision for expected credit losses	63	141
Change in operating assets and liabilities
Accounts receivable	9,150	897
Inventory	5,017	1,378
Deferred cost of revenue	2,180	5,108
Prepaid expenses and other assets	(3,412)	(2,821)
Accounts payable	(4,517)	2,914
Accrued expenses and other liabilities	1,217	2,584
Deferred revenue	(16,258)	(21,311)
Lease liabilities	(605)	(198)
Net cash used in operating activities	(6,230)	(27,099)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(255)	(3,462)
Capitalized software costs	(2,691)	(2,388)
Net cash used in investing activities	(2,946)	(5,850)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchases of Class A common stock	(3,400)	(4,918)
Proceeds from options exercise	911	-
Proceeds from ESPP purchases	96	175
Taxes paid related to net share settlements of stock-based compensation awards	(729)	(523)
Net cash used in financing activities	(3,122)	(5,266)
Effect of exchange rate changes on cash and cash equivalents	410	777
Net decrease in cash and cash equivalents	(11,888)	(37,438)
Cash and cash equivalents - beginning of period	104,550	142,482
Cash and cash equivalents - end of period	$92,662	$105,044

Reconciliation of cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$92,662	$105,044
Total cash and cash equivalents	$92,662	$105,044

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2026	2025
Supplemental disclosure of cash flow information
Interest paid	$132	$125
Cash paid for income taxes	162	299
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	18	23
Stock repurchases excise tax charged to equity	-	32

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements as of December 31, 2025, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 4, 2026. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Condensed Consolidated Financial Statements related to the three and six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any future period.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and Hosted Services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for expected credit losses on the Condensed Consolidated Balance Sheets. The allowance for expected credit losses totaled $2,194 and $2,131 as of June 30, 2026, and December 31, 2025, respectively. The (recovery of) provision for expected credit losses is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The provision for (recovery of) expected credit losses totaled $259 and $(26) for the three months ended June 30, 2026 and 2025, respectively. The provision for expected credit losses totaled $63 and $141 for the six months ended June 30, 2026 and 2025, respectively. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for expected credit losses based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Condensed Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for expected credit losses. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Condensed Consolidated Balance Sheet date. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue		Revenue
	As of		For the three months ended		For the six months ended
	June 30, 2026	December 31, 2025	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Customer A	13%	11%	*	11%	*	13%
Customer B	19%	24%	*	*	*	*
Customer C	11%	*	21%	*	21%	18%

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

The fair value of the entity was determined using the combination of an income approach and market-based approach. The mix between the two approaches requires significant judgement, however, the Company engaged a third-party valuation specialist to assist with its assessment. As a result of this test, the Company recorded a goodwill impairment charge of $24,929 during the three months ended March 31, 2025. There were no such charges recorded during the remainder of 2025 or during the three or six months ended June 30, 2026.

	June 30, 2026	December 31, 2025
Balance at beginning of period	$92,339	$117,268
Impairment charge	-	(24,929)
Balance at end of period	$92,339	$92,339

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

To the extent that inputs and assumptions used in the analysis change, such as an increased discount rate, updated cash flow projections, or decreases to Guideline companies’ multiples, additional impairment charges may be recorded in the future. In addition, a further decrease in the Company’s common stock share price and market capitalization or significant changes to the Company's long term forecast could be an indicator of a decrease in the fair value of the Company’s equity.

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

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended June 30, 2026 and 2025, included in cost of hardware revenue was $118 and $311 of warranty expense, respectively. For the six months ended June 30, 2026 and 2025, included in cost of hardware revenue was a $(62) warranty recovery and $426 warranty expense, respectively. As of June 30, 2026, and December 31, 2025, the Company’s warranty allowance was $257 and $423, respectively, and is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2026 or 2025. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. During the three months ended June 30, 2026 and 2025, the Company capitalized $1,647 and $1,120, respectively, of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2026 and 2025, the Company capitalized $2,736 and $2,935, respectively, of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets. As of June 30, 2026, the Company had capitalized $20,699 of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets, including $19,592 of capitalized software costs, of which $12,358 remained to be amortized. As of December 31, 2025, the Company had capitalized $17,963 of research and development costs, including $16,900 of capitalized software costs, in other long-term assets on the Condensed Consolidated Balance Sheets, of which $11,529 remained to be amortized.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $24 and $335 of advertising expenses for the three months ended June 30, 2026 and 2025, respectively. The Company incurred $38 and $558 of advertising expenses for the six months ended June 30, 2026 and 2025, respectively.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following table displays the carrying values and fair values of financial instruments.

		As of
		June 30, 2026			December 31, 2025
Assets on the Condensed Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$92,662	$-	$92,662	$104,550	$-	$104,550
Total		$92,662	$-	$92,662	$104,550	$-	$104,550

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and SmartRent solution.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue by geography
United States	$39,844	$38,288	$78,465	$79,608
International	-	20	62	44
Total revenue	$39,844	$38,308	$78,527	$79,652

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue by type
Hardware	$13,624	$15,143	$29,005	$33,973
Professional services	8,636	4,327	14,669	$8,220
Hosted services	17,584	18,838	34,853	$37,459
Total revenue	$39,844	$38,308	$78,527	$79,652

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

	For the three months ended June 30,								For the six months ended June 30,
	2026				2025				2026				2025
	(dollars in thousands)								(dollars in thousands)

SmartRent Solutions(1)	Hardware	Professional Services	Hosted Services	Total 2026	Hardware	Professional Services	Hosted Services	Total 2025	Hardware	Professional Services	Hosted Services	Total 2026	Hardware	Professional Services	Hosted Services	Total 2025
Smart Communities Solutions
Smart Apartments	$12,283	$7,567	$13,488	$33,338	$13,558	$3,807	$14,609	$31,974	$26,654	$12,474	$26,590	$65,718	$31,255	$6,801	$29,024	$67,080
Access Control	1,051	907	770	2,728	1,193	267	614	2,074	1,757	1,833	1,513	5,103	1,832	743	1,145	3,720
Other	290	162	1,032	1,484	392	253	990	1,635	594	362	2,054	3,010	886	676	1,866	3,428
Smart Operations Solutions	-	-	2,294	2,294	-	-	2,625	2,625	-	-	4,696	4,696	-	-	5,424	5,424
Total Revenue	$13,624	$8,636	$17,584	$39,844	$15,143	$4,327	$18,838	$38,308	$29,005	$14,669	$34,853	$78,527	$33,973	$8,220	$37,459	$79,652

(1) For the three and six months ended June 30, 2026, the Company revised the presentation of the above table by aggregating Community WiFi revenue in Other as revenue from the Company's Community WiFi solution is becoming less significant. The revised presentation has been applied retrospectively for the comparative periods ended June 30, 2025. For the three months ended June 30, 2026 and 2025, total revenue attributable to Community WiFi was $262 and $304, respectively. For the six months ended June 30, 2026 and 2025, total revenue attributable to Community WiFi was $452 and $718, respectively. For the three months ended June 30, 2025, revenue attributable to Community WiFi was $54 related to Hardware, $41 related to Professional Services and $209 related to Hosted Services. For the six months ended June 30, 2025, revenue attributable to Community WiFi was $57 related to Hardware, $259 related to Professional Services and $402 related to Hosted Services.

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

	For the six months ended June 30,
	2026	2025
Deferred revenue balance as of January 1	$55,934	$87,659
Revenue recognized from balance of deferred revenue at the beginning of the period	(11,075)	(21,448)
Revenue deferred during the period	1,546	6,187
Revenue recognized from revenue originated and deferred during the period	(117)	(807)
Deferred revenue balance as of March 31	46,288	71,591
Revenue recognized from balance of deferred revenue at the beginning of the period	(8,885)	(8,454)
Revenue deferred during the period	2,709	6,202
Revenue recognized from revenue originated and deferred during the period	(443)	(2,982)
Deferred revenue balance as of June 30	39,669	66,357

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

As of June 30, 2026, the Company expects to recognize 48% of its total deferred revenue within the next 12 months, 21% of its total deferred revenue between 13 and 36 months, 24% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of June 30, 2026 and 2025 are $7,180 and $13,283, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights. Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	June 30, 2026	December 31, 2025
Finished Goods	$21,020	$26,359
Raw Materials	311	311
Total inventory	$21,331	$26,670

The Company writes down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the three months ended June 30, 2026 and 2025, the Company recorded write-downs of $541 and $387, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded write-downs of $300 and $594, respectively. As of June 30, 2026 and December 31, 2025, the Company's inventory reserve balance was $4,439 and $4,307, respectively. The Company evaluates inventory levels for excess and obsolete products based on its assessment of future demand and market conditions.

Prepaid expenses and other current assets consisted of the following.

	As of
	June 30, 2026	December 31, 2025
Prepaid expenses	$7,989	$5,856
Other current assets	1,302	333
Total prepaid expenses and other current assets	$9,291	$6,189

Property and equipment, net consisted of the following.

	As of
	June 30, 2026	December 31, 2025
Leasehold improvements	$5,245	$5,202
Computer hardware	2,398	2,332
Warehouse and other equipment	940	950
Furniture and fixtures	326	322
Property and equipment	8,909	8,806
Less: Accumulated depreciation	(4,223)	(3,685)
Total property and equipment, net	$4,686	$5,121

Depreciation and amortization expense on all property, plant and equipment was $384 and $170 during the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense on all property, plant and equipment was $671 and $359 during the six months ended June 30, 2026 and 2025, respectively.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Intangible assets, net consisted of the following.

	As of
	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(9,557)	$13,433	$22,990	$(8,446)	$14,544
Developed technology	10,600	(6,590)	4,010	10,600	(5,854)	4,746
Trade name	900	(779)	121	900	(689)	211
Total intangible assets, net	$34,490	$(16,926)	$17,564	$34,490	$(14,989)	$19,501

Amortization expense on all intangible assets was $969 and $968 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense on all intangible assets was $1,937 for each of the six months ended June 30, 2026 and 2025. Total future amortization for finite-lived intangible assets is estimated as follows.

Amortization Expense
2026 - Remaining	$1,936
2027	3,734
2028	3,693
2029	2,554
2030	2,222
Thereafter	3,425
Total	$17,564

Other long-term assets consisted of the following.

	As of
	June 30, 2026	December 31, 2025
Capitalized software costs, net	$11,721	$10,846
Operating lease - ROU asset, net	2,585	2,810
Other long-term assets	2,404	2,309
Total other long-term assets	$16,710	$15,965

Amortization expense for capitalized software costs was $895 and $876 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for capitalized software costs was $1,817 and $1,617 for the six months ended June 30, 2026 and 2025, respectively.

Accrued expenses and other current liabilities consisted of the following.

	As of
	June 30, 2026	December 31, 2025
Accrued expenses	$7,448	$3,383
Accrued compensation costs	5,628	7,778
Warranty allowance	257	423
Other	1,873	2,456
Total accrued expenses and other current liabilities	$15,206	$14,040

Other long-term liabilities consisted of the following.

	As of
	June 30, 2026	December 31, 2025
Lease liability, noncurrent	$5,229	$5,792
Other long-term liabilities	-	8
Total other long-term liabilities	$5,229	$5,800

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 6. DEBT

Term Loan and Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 Senior Revolving Facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of June 30, 2026. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Condensed Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended June 30, 2026 and 2025, the Company recorded $34 and $36, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the six months ended June 30, 2026 and 2025, the Company recorded $68 and $72, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (“ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of June 30, 2026, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the three months ended June 30, 2026 and 2025, the facility fee totaled $46 and $45, respectively. During the six months ended June 30, 2026 and 2025, the facility fee totaled $93 and $92, respectively.

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

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. As of June 30, 2026 the Company did not maintain the minimum cash balance but exceeded the minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of June 30, 2026, and through the date these condensed consolidated financial statements were issued, the Company believes it was in compliance with all financial covenants.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of June 30, 2026 and December 31, 2025, there was no outstanding principal amount under the Senior Revolving Facility.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of June 30, 2026, there are no preferred stock issued or outstanding.

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

During the three and six months ended June 30, 2026, the Company repurchased and subsequently retired 2,800 shares of our Class A common stock under the stock repurchase program at an average price of $1.21 per share for a total of $3,400, including $28 of broker fees. As of June 30, 2026, approximately $13,379 remained available for stock repurchases pursuant to our stock repurchase program. See Note 13 - Subsequent Events for more information.

During the three months ended June 30, 2025, the Company repurchased and subsequently retired 4,066 shares of our Class A common stock under the stock repurchase program at an average price of $0.91 per share for a total of $3,684, including $41 of broker fees. During the six months ended June 30, 2025, the Company repurchased and subsequently retired 5,084 shares of our Class A common stock under the stock repurchase program at an average price of $0.96 per share for a total of $4,886, including $51 of broker fees. The Company has elected to record the amount paid to repurchase the shares in excess of the par value entirely to accumulated deficit. As of June 30, 2025, approximately $16,751 and remained available for stock repurchases pursuant to our stock repurchase program.

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

The 2021 Plan authorizes the administrator of the 2021 Plan (generally, the Board or its compensation committee) to provide incentive compensation in the form of stock options, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. On May 12, 2026, the Company's stockholders approved an amendment to the 2021 Plan, as amended and restated, which increased the number of shares reserved for issuance thereunder by 20,000 shares of Class A common stock. The Company is authorized to issue up to a total of 44,400 shares of Class A common stock under the 2021 Plan, as amended and restated. Non-employee board member RSUs generally will vest over one year, subject to the recipient’s continued service through the applicable vesting date or dates. The RSUs and options granted to employees are generally subject to a four-year vesting schedule and all vesting generally shall be subject to the recipient’s continued service with the Company or its subsidiaries through the applicable vesting dates.

The table below summarizes the activity pursuant to the 2021 Plan, for the six months ended June 30, 2026, and the shares available for future issuances as of June 30, 2026 and December 31, 2025.

Shares Available for Future Issuance
Shares available as of December 31, 2025	10,874
RSUs forfeited	210
RSUs settled for taxes	481
RSUs issued	(6,115)
PSUs issued	(1,119)
Shares available as of March 31, 2026	4,331
Additions to the plan	20,000
RSUs forfeited	853
RSUs settled for taxes	430
RSUs issued	(1,431)
PSUs issued	(600)
Shares available as of June 30, 2026	23,583

The table below summarizes the activity related to stock options, pursuant to the 2018 Stock Plan and 2021 Plan, for the six months ended June 30, 2026.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2025	3,072	$1.45	3.25	$2,961
Exercised	(1,422)	0.47
Forfeited	(145)	3.01
March 31, 2026	1,505	2.27	5.92	$503
Exercised	(116)	$0.47
June 30, 2026	1,389	$2.42	6.16	$268
Exercisable options as of June 30, 2026	996	$2.11	5.72	$268

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the three months ended June 30, 2026 and 2025, stock-based compensation expense of $137 and $213, respectively, was recognized in connection with the outstanding options. During the six months ended June 30, 2026 and 2025, stock-based compensation expense of $273 and $508, respectively, was recognized in connection with the outstanding options. As of June 30, 2026, there is $637 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.4 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Stock Plan and 2021 Plan, for the six months ended June 30, 2026.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2025	10,046	$1.51
Granted	6,579	1.72
Vested or distributed	(1,974)	1.78
Forfeited	(215)	1.79
March 31, 2026	14,436	1.56
Granted	1,431	1.16
Vested or distributed	(2,004)	0.85
Forfeited	(848)	1.77
June 30, 2026	13,015	$1.62

No right to any Class A common stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment or other service. Compensation expense associated with the unvested RSUs is recognized on a straight-line basis over the vesting period.

During the three months ended June 30, 2026 and 2025, stock-based compensation expense of $2,625 and $1,935, respectively, was recognized in connection with the vesting of all RSUs. During the six months ended June 30, 2026 and 2025, stock-based compensation expense of $5,204 and $4,479, respectively, was recognized in connection with the vesting of all RSUs. As of June 30, 2026, there is $16,732 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.

During the three months ended June 30, 2026, the Company granted performance stock units ("PSUs") to our President and Chief Executive Officer covering a target of 600 shares of the Company's Class A common stock. These PSUs are earned and vest based on the growth rate of the Company's Annual Recurring Revenue ("ARR"). The Company defines ARR as the annualized value of our SaaS Revenue earned in the current quarter, which we calculate by taking the total amount of SaaS Revenue in the current quarter and multiplying that amount by four. The grant date fair value of the awards was determined using the closing share price of our Class A common stock on the date of grant. The total quantity of PSUs eligible to vest under these awards range from 0% to 200% of the target based on the actual ARR growth rate during a one-year performance period. ARR growth will be determined by calculating ARR as of June 30, 2026 compared to June 30, 2027. As such, the awards are subject to performance conditions and compensation expense is recognized over the service period based on the number of awards that we believe is probable to vest. The Company assesses the likelihood of achieving these performance conditions each quarter and adjusts compensation expense accordingly.

During the three months ended March 31, 2026, the Company granted PSUs to our President and Chief Executive Officer covering a target of 1,119 shares of the Company's Class A common stock. These PSUs are earned and vest based on the Company's annual cost savings. The grant date fair value of the awards was determined using the closing share price of our Class A common stock on the date of grant. The total quantity of PSUs eligible to vest under these awards range from 0% to 200% of the target based on annualized cost savings as of December 31, 2026. As such, the awards are subject to performance conditions and compensation expense is recognized over the service period based on the number of awards that the Company believes is probable to vest. The Company assesses the likelihood of achieving these performance conditions each quarter and adjusts compensation expense accordingly.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The table below summarizes the activity related to PSUs, pursuant to the 2021 Plan, for the six months ended June 30, 2026.

	Performance Stock Units
	Number of Performance Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2025	-	$-
Granted	1,119	1.72
March 31, 2026	1,119	$1.72
Granted	600	$1.14
June 30, 2026	1,719	$1.52

No right to any Class A common stock is earned or accrued until such time that vesting occurs, nor does the grant of the PSU award confer any right to continue vesting or employment or other service.

During the three months ended June 30, 2026, stock-based compensation expense of $449 was recognized in connection with the vesting of PSUs. There was no such expense for the three months ended June 30, 2025. During the six months ended June 30, 2026, stock-based compensation expense of $787 was recognized in connection with the vesting of PSUs. There was no such expense for the six months ended June 30, 2025. As of June 30, 2026, there is $1,716 of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 0.7 years.

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

The table below summarizes the activity pursuant to the Inducement Plan, for the six months ended June 30, 2026 and the shares available for future issuances as of June 30, 2026.

Shares Available for Future Issuance
Shares available as of December 31, 2025	6,281
RSUs issued	(465)
Shares available as of March 31, 2026	5,816
<no activity>	-
Shares available as of June 30, 2026	5,816

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

The ESPP allows employees to purchase shares of the Company's Class A common stock approximately every six months at a per share purchase price equal to 85 percent of the quoted market price of a share of the Company’s Class A common stock on (i) the first day of the offering period or (ii) the applicable purchase date of such offering period, whichever quoted market price is lower. During the three months ended June 30, 2026 and 2025, stock-based compensation expense of $22 and $13, respectively, was recognized in connection with the ESPP. During the six months ended June 30, 2026 and 2025, stock-based compensation expense of $26 and $10, respectively, was recognized in connection with the ESPP.

The table below summarizes the activity related to the ESPP for the six months ended June 30, 2026.

ESPP Activity	Shares Available for Sale
December 31, 2025	8,761
Annual additions to the plan	1,897
Shares purchased	(118)
March 31, 2026	10,540
<no activity>	-
June 30, 2026	10,540

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Cost of revenue	$80	$126	$180	$419
Research and development	541	770	1,240	1,942
Sales and marketing	237	181	458	409
General and administrative	2,375	1,084	4,412	2,227
Total	$3,233	$2,161	$6,290	$4,997

NOTE 9. INCOME TAXES

The Company’s effective tax rate ("ETR") from continuing operations was 2.79% and 0.30% for the three months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate ("ETR") from continuing operations was 1.19% and (0.15%) for the six months ended June 30, 2026 and 2025, respectively. The Company’s ETR during the six months ended June 30, 2026 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

The income tax benefit on the Consolidated Statement of Operations and Comprehensive Loss is primarily related to current year foreign losses offset by foreign and state taxes. The Company established a full valuation allowance for net deferred U.S. federal and state tax assets, including U.S. net operating loss carryforwards. The Company expects to maintain this valuation allowance until it becomes more likely than not that the benefit of the U.S. federal and state deferred tax assets will be realized in future periods if it reports U.S. taxable income. The Company believes that it has established an adequate allowance for uncertain tax positions, although it can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Common stock options, RSUs and PSUs	16,123	17,067	16,123	17,067
Total	16,123	17,067	16,123	17,067

NOTE 11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company enters into long-term purchase commitments for certain goods and services. In October 2025, the Company entered into an agreement with a supplier to purchase minimum volumes of certain goods and services through December 2030. Future minimum annual payments in connection with the purchase commitment as of June 30, 2026 are as follows.

Annual Minimum Payments
2026 - Remainder	$2,664
2027	5,978
2028	6,900
2029	7,950
2030	9,050
Total purchase commitment	$32,542

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

Legal expenses and settlement costs incurred by the Company during the three months ended June 30, 2025 were $1,886 in connection with the 2024 Class Action. There were no such expenses incurred during the three months ended June 30, 2026. Legal expenses and settlement costs incurred by the Company during the six months ended June 30, 2026 and 2025 were $37 and $3,462, respectively, in connection with the 2024 Class Action. These legal expenses were recorded within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

NOTE 12. SEGMENT REPORTING

The Company operates as a single operating segment, which is also its only reportable segment as its CODM, which is currently the Company's President and Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $7,002 and $10,080 of assets outside the United States on June 30, 2026, and December 31, 2025, respectively.

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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue
Hardware	$13,624	$15,143	$29,005	$33,973
Professional Services	8,636	4,327	14,669	8,220
Deferred hub amortization	1,456	4,619	3,506	9,277
SaaS - Smart Apartments	12,032	9,990	23,084	19,747
SaaS - Smart Operations	2,294	2,625	4,696	5,424
SaaS - All Other	1,802	1,604	3,567	3,011
SaaS	16,128	14,219	31,347	28,182
Total revenue	39,844	38,308	78,527	79,652

Cost of revenue
Hardware	11,914	12,868	24,490	26,828
Professional Services	6,860	6,237	12,758	13,530
Deferred hub amortization	859	2,300	2,062	4,740
SaaS	3,991	4,235	7,876	8,324
Total cost of revenue	23,624	25,640	47,186	53,422

Gross profit	16,220	12,668	31,341	26,230

Operating expenses
Research and development	5,038	5,695	10,480	12,781
Sales and marketing	4,949	6,194	9,131	10,736
General and administrative	8,271	9,229	14,622	23,836
Stock compensation	3,153	2,035	6,110	4,578
Depreciation and amortization	1,270	1,200	2,553	2,344
Total operating expenses	22,681	24,353	42,896	54,275

Impairment charge	-	-	-	24,929

Loss from operations	(6,461)	(11,685)	(11,555)	(52,974)

Other segment items(1)	820	825	1,466	1,930

Net loss	$(5,641)	$(10,860)	$(10,089)	$(51,044)

(1) Other segment items include interest income, net, other income (expense), net, and income tax expense (benefit).

Beginning in 2026, the Company revised the presentation of key financial information provided to the CODM. The table above reflects the updated presentation, which has been applied retrospectively in the financial information for the comparative periods ending June 30, 2025.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 13. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions occurring after June 30, 2026 and through August 5, 2026, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In July 2026, 1 shares of the Company's Class A common stock were issued to certain employees related to vested RSUs.

On July 24, 2026, the Company's Board of Directors approved the termination of its existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to $25,000 of its outstanding Class A common stock. The new authorization replaces the prior repurchase program in its entirety.

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

Overview

We are an enterprise real estate technology company that provides a comprehensive management platform designed for property owners, managers and residents. Our suite of products and services, which includes cloud-based SaaS solutions, many of which are enabled by smart building hardware, provide seamless visibility and control over real estate assets. Our platform can lower operating costs, increase revenues, mitigate operational friction and protect assets for owners and operators, while providing a differentiated, elevated living experience for residents.

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

SmartRent is a category leader in the enterprise smart home solutions industry. As of June 30, 2026, we had 929,487 Units Deployed (as defined below) and approximately 600 customers who either have an active subscription or have purchased any SmartRent product in the past twelve months, including many of the largest multifamily residential owners in the United States. As of June 30, 2026, we believe our customers owned an aggregate of approximately 6.8 million rental units. This represents approximately 14% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading single-family rental homeowners, homebuilders, and iBuyers in the United States.

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

Key Factors Affecting Our Performance

We believe that our success is dependent on many factors, including those discussed below. Our operating results and cash flows are influenced by our ability to execute our Vision 2028 strategy, which is designed to extend our market leadership while creating long-term value for our stakeholders. Vision 2028 is centered on two strategic priorities: (1) accelerating growth by reinforcing our competitive moat and (2) expanding our path to profitability through a more leverageable operating model. These priorities are operationalized through five strategic pillars: (i) growing our installed footprint, (ii) scaling a world-class go-to-market organization, (iii) unifying our platform through deeper use of data, analytics and artificial intelligence, (iv) simplifying our hardware architecture while expanding software offerings, and (v) strengthening operating rigor through scalable internal processes. Our ability to successfully execute against these strategic initiatives is expected to be a significant driver of our future operating performance. At the same time, execution of these initiatives presents challenges and risks that we must successfully address in order to operate our business.

Active Supply Chain Management

We continue to experience improvements in the challenges related to the global supply chain. In prior periods, the increased demand for electronics as a result of the COVID-19 pandemic, U.S. trade relations with China and certain other factors in more recent periods led to a global shortage of semiconductors, including Z‑wave chips, which are a central component of our Hub Devices. Due to this shortage in prior periods, we experienced Hub Device production delays, which affected our ability to meet scheduled installations and facilitate customer upgrades to our higher-margin Hub Devices. We also experienced shortages and shipment delays related to components for access control systems and made-to-order specialty locks.

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

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) and have an active subscription as of a stated measurement date. We utilize the Units Deployed metric to assess the health of our business and measure the trajectory of our growth. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) and resulted in a new active subscription during a stated measurement period. Although our revenue is primarily driven by New Units Deployed and the number of Units Deployed, due to the expansion of our products and services that don't require a Hub Device, and Hub Device upgrades that do not result in net new active subscriptions, the correlation between New Units Deployed and revenue is not as strong as it was historically. Although the correlation has decreased, New Units Deployed is still an indicator of our ability to acquire new customers and expand our relationships with our current customers. As of June 30, 2026 and 2025, we had an aggregate of 929,487 and 847,956 Units Deployed, respectively. For the three months ended June 30, 2026 and 2025, we had 18,857 and 21,068 New Units Deployed, respectively. For the six months ended June 30, 2026 and 2025, we had 39,519 and 39,182 New Units Deployed, respectively.

Units Shipped

We define Units Shipped as the aggregate number of Hub Devices that have been shipped to customers during a stated measurement period. Units Shipped is used to assess the trajectory of our growth and is an indicator of our ability to acquire new customers and expand our relationships with our current customers. However, we caution that Units Shipped also includes Hub Devices for upgrades and out of warranty replacements and may not be an indicator of New Units Deployed in future periods. For the three months ended June 30, 2026 and 2025, we had 23,249 and 26,543 Units Shipped, respectively. For the six months ended June 30, 2026 and 2025, we had 56,715 and 69,961 Units Shipped, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units subject to binding orders executed during a stated measurement period that will result in a New Unit Deployed. We utilize the concept of Units Booked to measure the estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the three months ended June 30, 2026 and 2025, there were 48,254 and 24,319 Units Booked, respectively. For the six months ended June 30, 2026 and 2025, there were 64,846 and 42,529 Units Booked, respectively. We have a long sales cycle, and the timing of customer decisions and orders doesn’t always align with our reporting periods. As a result, we are increasingly focused on trailing twelve-month Units Booked, which we believe provides a more meaningful view of underlying customer demand and the progress we’re making in executing our go-to-market strategy. For the trailing twelve months ended June 30, 2026 and 2025, there were 112,560 and 80,218 Units Booked, respectively. For the three months ended June 30, 2026 and 2025, ARR related to Units Booked was $3,227 and $2,397, respectively. For the six months ended June 30, 2026 and 2025, ARR related to Units Booked was $5,122 and $4,643, respectively.

Bookings

We define Bookings as the contract value of hardware, professional services, and the first year of ARR for binding orders executed during a stated measurement period, including renewals and upgrades. We utilize Bookings to measure revenue expected to be earned in future periods from orders contracted during the current period. For the three months ended June 30, 2026 and 2025, Bookings were $48,194 and $30,460, respectively. For the six months ended June 30, 2026 and 2025, Bookings were $66,665 and $57,640, respectively. For the trailing twelve months ended June 30, 2026 and 2025, Bookings were $124,676 and $107,203, respectively.

SaaS Revenue

We define SaaS Revenue as subscription revenue from fees paid by customers for access to one or more of SmartRent's software applications, including access controls, asset monitoring and related services, and our Community WiFi solution. We believe that SaaS Revenue growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our SaaS Revenue to assess the general health and trajectory of our Hosted Services business. Arrangements with customers do not provide the customer with the right to take possession of SmartRent's software at any time. Customers are granted continuous access to the services over the contractual period. As of June 30, 2026, approximately 31% of our ARR had prepaid payment terms. We believe that our customer base is inherently sticky given the barriers to entry associated with rolling out an integrated enterprise solution across a portfolio of rental units. For the three months ended June 30, 2026 and 2025, we generated SaaS Revenue of $16.1 million and $14.2 million, respectively. For the six months ended June 30, 2026 and 2025, we generated SaaS Revenue of $31.3 million and $28.2 million, respectively.

Annual Recurring Revenue

We define ARR as the annualized value of our SaaS Revenue earned in the current quarter, which we calculate by taking the total amount of SaaS Revenue in the current quarter and multiplying that amount by four. We believe that ARR growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our ARR to assess the general health and trajectory of our Hosted Services business. As of June 30, 2026 and 2025, ARR was $64.5 million and approximately $56.9 million, respectively.

Hardware Average Revenue per Unit ("ARPU"), Professional Services ARPU, SaaS ARPU, and Units Booked SaaS ARPU

We define Hardware ARPU as total hardware revenue during a given period divided by the total Units Shipped during the same period. Hardware ARPU is used to evaluate the effectiveness of our hardware pricing and assess our ability to market and sell our hardware offerings. For the three months ended June 30, 2026 and 2025, Hardware ARPU was $586 and $571, respectively. For the six months ended June 30, 2026 and 2025, Hardware ARPU was $511 and $486, respectively.

We define Professional Services ARPU as total professional services revenue during a given period divided by the total New Units Deployed, excluding customer self-installations, during the same period. Professional Services ARPU is used to assess our ability to effectively price our installation services. For the three months ended June 30, 2026 and 2025, Professional Services ARPU was $580 and $365, respectively. For the six months ended June 30, 2026 and 2025, Professional Services ARPU was $475 and $392, respectively.

We define SaaS ARPU as total SaaS Revenue during a given period divided by the average aggregate Units Deployed in the same period divided by the number of months in the period. Average aggregate Units Deployed is calculated as the Units Deployed as of the current period plus the Units Deployed as of the previous period divided by two. SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions. For the three months ended June 30, 2026 and 2025, SaaS ARPU was $5.84 and $5.66, respectively. For the six months ended June 30, 2026 and 2025, SaaS ARPU was $5.74 and $5.67, respectively.

We define Units Booked SaaS ARPU as the first year ARR for binding orders with Units Booked executed during the stated measurement period divided by the total Units Booked in the same period divided by the number of months in the period. Units Booked SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions for orders executed during the period. For the three months ended June 30, 2026 and 2025, Units Booked SaaS ARPU was $5.57 and $8.21, respectively. For the six months ended June 30, 2026 and 2025, Units Booked SaaS ARPU was $6.58 and $9.10, respectively. For the trailing twelve months ended June 30, 2026 and 2025, Units Booked SaaS ARPU was $7.09 and $9.08, respectively.

Customer Churn

We define Customer Churn as cancelled deployed units during the measurement period divided by Units Deployed as of the beginning of the measurement period. Cancelled deployed units are the previous Units Deployed that have been cancelled during the same measurement period in which a customer cancels all product subscriptions. Our Hosted Services growth is driven by our ability to retain our customers and minimize Customer Churn. For the three months ended June 30, 2026 and 2025, our Customer Churn for our Smart Communities Solutions was 0.00% and 0.08%, respectively. For the six months ended June 30, 2026 and 2025, our Customer Churn for our Smart Communities Solutions was 0.05% and 0.10%, respectively.

Property Net Revenue Retention

We define Property Net Revenue Retention as SaaS Revenue at the end of the current period related to properties which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same properties. Property Net Revenue Retention includes additions to revenue from price increases on existing products, additions of new products at existing properties and transfers of ownership, offset by any reductions in revenue caused by cancellations or downgrades. Property Net Revenue Retention was 99% as of June 30, 2026 compared to 102% as of June 30, 2025.

Customer Net Revenue Retention

We define Customer Net Revenue Retention as SaaS Revenue at the end of the current period related to customers which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same customers. A customer with SaaS Revenue is defined as an entity that has an active subscription during the stated period. Customer Net Revenue Retention includes additions to revenue from transfers of ownership, price increases on existing products and additions of new products at existing properties, offset by any reductions in revenue caused by cancellations or downgrades. Customer Net Revenue Retention was 111% as of June 30, 2026 compared to 108% as of June 30, 2025.

The table below summarizes our key metrics.

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change %	2026	2025	Change %
Hardware
Hardware Units Shipped	23,249	26,543	(12)%	56,715	69,961	(19)%
Hardware ARPU(2)	$586	$571	3%	$511	$486	5%
Professional Services
New Units Deployed	18,857	21,068	(10)%	39,519	39,182	1%
Professional services ARPU(2)	$580	$365	59%	$475	$392	21%
Hosted Services
Units Deployed	929,487	847,956	10%	929,487	847,956	10%
Average aggregate units deployed	920,366	837,784	10%	910,179	828,727	10%
SaaS ARPU(2)	$5.84	$5.66	3%	$5.74	$5.67	1%
Bookings
Units Booked	48,254	24,319	98%	64,846	42,529	52%
Bookings (in thousands)	$48,194	$30,460	58%	$66,665	$57,640	16%
Units Booked SaaS ARPU(2)	$5.57	$8.21	(32)%	$6.58	$9.10	(28)%
Bookings - TTM(1)
Units Booked - TTM(1)	112,560	80,218	40%	N/A	N/A	N/A
Bookings (in thousands) - TTM(1)	$124,676	$107,203	16%	N/A	N/A	N/A
Units Booked SaaS ARPU - TTM(1)(2)	$7.09	$9.08	(22)%	N/A	N/A	N/A

(1) TTM = Trailing 12 months

(2) ARPU metrics may vary significantly based on scope and mix during the period.

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

	For the three months ended June 30,								For the six months ended June 30,
	2026				2025				2026				2025
	(dollars in thousands)								(dollars in thousands)

SmartRent Solutions(1)	Hardware	Professional Services	Hosted Services	Total 2026	Hardware	Professional Services	Hosted Services	Total 2025	Hardware	Professional Services	Hosted Services(2)	Total 2026	Hardware	Professional Services	Hosted Services(2)	Total 2025
Smart Communities Solutions
Smart Apartments	$12,283	$7,567	$13,488	$33,338	$13,558	$3,807	$14,609	$31,974	$26,654	$12,474	$26,590	$65,718	$31,255	$6,801	$29,024	$67,080
Access Control	1,051	907	770	2,728	1,193	267	614	2,074	1,757	1,833	1,513	5,103	1,832	743	1,145	3,720
Other	290	162	1,032	1,484	392	253	990	1,635	594	362	2,054	3,010	886	676	1,866	3,428
Smart Operations Solutions	-	-	2,294	2,294	-	-	2,625	2,625	-	-	4,696	4,696	-	-	5,424	5,424
Total Revenue	$13,624	$8,636	$17,584	$39,844	$15,143	$4,327	$18,838	$38,308	$29,005	$14,669	$34,853	$78,527	$33,973	$8,220	$37,459	$79,652

(1) During the first quarter of 2026, we revised the presentation of the above table by aggregating Community WiFi revenue in Other as revenue from our Community WiFi solution is becoming less significant. The revised presentation has been applied retrospectively for the comparative periods ended June 30, 2025. For the three months ended June 30, 2026 and 2025, total revenue attributable to Community WiFi was $262 and $304, respectively. For the three months ended June 30, 2025, revenue attributable to Community WiFi was $54 related to Hardware, $41 related to Professional Services and $209 related to Hosted Services. For the six months ended June 30, 2026 and 2025, total revenue attributable to Community WiFi was $452 and $718, respectively. For the six months ended June 30, 2025, revenue attributable to Community WiFi was $57 related to Hardware, $259 related to Professional Services and $402 related to Hosted Services.

(2) For the three months ended June 30, 2026 and 2025, Hosted services revenue for our Smart Apartments solution included hub amortization revenue of $1,456 and $4,619, respectively. For the six months ended June 30, 2026 and 2025, Hosted services revenue for our Smart Apartments solution included hub amortization revenue of $3,506 and $9,277, respectively.

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

Provision for Income Taxes

The income tax benefit on the Condensed Consolidated Statement of Operations and Comprehensive Loss is primarily related to current year foreign losses offset by foreign and state taxes. We established a full valuation allowance for net deferred U.S. federal and state tax assets, including U.S. net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of the U.S. federal and state deferred tax assets will be realized in future periods if we report U.S. taxable income. We believe that we have established an adequate allowance for uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

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

	Three months ended June 30,		2026 vs 2025 Change		Six months ended June 30,		2026 vs 2025 Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$13,624	$15,143	$(1,519)	(10)%	$29,005	$33,973	$(4,968)	(15)%
Professional services	8,636	4,327	4,309	100%	14,669	8,220	6,449	78%
Hosted services	17,584	18,838	(1,254)	(7)%	34,853	37,459	(2,606)	(7)%
Total revenue	39,844	38,308	1,536	4%	78,527	79,652	(1,125)	(1)%

Cost of revenue
Hardware	11,914	12,868	(954)	(7)%	24,490	26,828	(2,338)	(9)%
Professional services	6,860	6,237	623	10%	12,758	13,530	(772)	(6)%
Hosted services	4,850	6,535	(1,685)	(26)%	9,938	13,064	(3,126)	(24)%
Total cost of revenue	23,624	25,640	(2,016)	(8)%	47,186	53,422	(6,236)	(12)%

Operating expense
Research and development	5,582	6,465	(883)	(14)%	11,728	14,723	(2,995)	(20)%
Sales and marketing	5,225	6,375	(1,150)	(18)%	9,671	11,145	(1,474)	(13)%
General and administrative	11,874	11,513	361	3%	21,497	28,407	(6,910)	(24)%
Total operating expenses	22,681	24,353	(1,672)	(7)%	42,896	54,275	(11,379)	(21)%

Impairment charge	-	-	-	100%	-	24,929	(24,929)	100%

Loss from operations	(6,461)	(11,685)	5,224	45%	(11,555)	(52,974)	41,419	78%

Other income (expense)
Interest income	815	1,101	(286)	(26)%	1,675	2,404	(729)	(30)%
Interest expense	(89)	(89)	(0)	0%	(188)	(192)	4	2%
Other expense, net	(68)	(220)	152	69%	(143)	(207)	64	31%
Loss before income taxes	(5,803)	(10,893)	5,090	47%	(10,211)	(50,969)	40,758	80%

Income tax (benefit) expense	(162)	(33)	129	391%	(122)	75	197	263%
Net Loss	$(5,641)	$(10,860)	$5,219	48%	$(10,089)	$(51,044)	$40,955	80%

Comparison of the three and six months ended June 30, 2026 and 2025

Revenue

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$13,624	$15,143	$(1,519)	(10)%	$29,005	$33,973	$(4,968)	(15)%
Professional services	8,636	4,327	4,309	100%	14,669	8,220	6,449	78%
Hosted services	17,584	18,838	(1,254)	(7)%	34,853	37,459	(2,606)	(7)%
Total revenue	$39,844	$38,308	$1,536	4%	$78,527	$79,652	$(1,125)	(1)%

Total revenue increased by $1.5 million, or 4%, to $39.8 million for the three months ended June 30, 2026, from $38.3 million for the three months ended June 30, 2025. The increase was primarily driven by a 59% increase in Professional Services ARPU to $580 for the three months ended June 30, 2026 from $365 for the three months ended June 30, 2025 primarily driven by an increase of $2.5 million related to the installation of hub upgrades. This was partially offset by a 12% decrease in Units Shipped to 23,249 for the three months ended June 30, 2026 from 26,543 for the three months ended June 30, 2025. Hosted Services revenue from hub amortization decreased by approximately $3.1 million and revenue from SaaS increased by $1.9 million from the three months ended June 30, 2025 to the three months ended June 30, 2026.

Total revenue decreased by approximately $1.2 million, or 1%, to $78.5 million for the six months ended June 30, 2026, from $79.7 million for the six months ended June 30, 2025. Hosted Services revenue from hub amortization decreased by approximately $5.7 million. Further, the decrease in total revenue was primarily driven by a 19% decrease in Units Shipped to 56,715 for the six months ended June 30, 2026 from 69,961 for the six months ended June 30, 2025, offset by a 21% increase in Professional Services ARPU to $475 for the six months ended June 30, 2026 from $392 for the six months ended June 30, 2025 primarily driven by an increase of $3.0 million related to the installation of hub upgrades. Hosted Services revenue from SaaS increased by $3.1 million from the six months ended June 30, 2025 to the six months ended June 30, 2026.

Hardware revenue decreased by $1.5 million, or 10%, to $13.6 million for the three months ended June 30, 2026, from $15.1 million for the three months ended June 30, 2025. This decrease in hardware revenue was primarily driven by a 12% decrease in Units Shipped to 23,249 for the three months ended June 30, 2026 from 26,543 for the three months ended June 30, 2025.

Hardware revenue decreased by $5.0 million, or 15%, to $29.0 million for the six months ended June 30, 2026, from $34.0 million for the six months ended June 30, 2025. This decrease in hardware revenue was primarily driven by a 19% decrease in Units Shipped to 56,715 for the six months ended June 30, 2026 from 69,961 for the six months ended June 30, 2025.

Professional services revenue increased by $4.3 million, or 100%, to $8.6 million for the three months ended June 30, 2026, from $4.3 million for the three months ended June 30, 2025. The increase in professional services revenue was primarily driven by a 59% increase in Professional Services ARPU to $580 for the three months ended June 30, 2026 from $365 for the three months ended June 30, 2025 primarily driven by an increase of $2.5 million related to the installation of hub upgrades and $0.6 million related to the installation of access control solutions.

Professional services revenue increased by approximately $6.5 million, or 78%, to $14.7 million for the six months ended June 30, 2026, from $8.2 million for the six months ended June 30, 2025. The increase in professional services revenue was primarily driven by a 21% increase in Professional Services ARPU to $475 for the six months ended June 30, 2026 from $392 for the six months ended June 30, 2025 primarily due to an increase of $3.0 million related to the installation of hub upgrades and $1.1 million related to the installation of access control solutions.

Hosted Services revenue decreased by approximately $1.2 million, or 7%, to $17.6 million for the three months ended June 30, 2026, from $18.8 million for the three months ended June 30, 2025. Of the $17.6 million revenue in 2026, $16.1 million is related to SaaS Revenue and $1.5 million is related to hub amortization. Revenue from hub amortization decreased by $3.1 million and revenue from SaaS increased by $1.9 million, or 13%, from the three months ended June 30, 2025 to the three months ended June 30, 2026. The increase of SaaS revenue resulted primarily from a 10% increase in the aggregate number of Units Deployed from 847,956 units at June 30, 2025 to 929,487 units at June 30, 2026.

Hosted Services revenue decreased by $2.6 million, or 7%, to $34.9 million for the six months ended June 30, 2026, from $37.5 million for the six months ended June 30, 2025. Of the $34.9 million revenue in 2026, $31.3 million is related to SaaS Revenue and $3.6 million is related to hub amortization. Revenue from hub amortization decreased by approximately $5.7 million and revenue from SaaS increased by $3.1 million, or 11%, from the six months ended June 30, 2025 to the six months ended June 30, 2026. The increase of SaaS revenue resulted primarily from a 10% increase in the aggregate number of Units Deployed from 847,956 units at June 30, 2025 to 929,487 units at June 30, 2026.

We don’t expect to deploy any more non-distinct Hub Devices, thus, the revenue contribution from hub amortization should continue to decrease in future periods until the non-distinct Hub Devices are fully amortized. As noted above, revenue from hub amortization decreased by approximately $5.7 million from the six months ended June 30, 2025 to the six months ended June 30, 2026. During the remainder of 2026, hub amortization is expected to further decrease by $4.8 million compared to the same periods in 2025. The table below shows the expected revenue contribution from hub amortization.

	2026	2027
	(dollars in thousands)
Revenue contribution from hub amortization
Q1(1)	$2,050	$154
Q2(1)	1,456	51
Q3	876	17
Q4	401	6
Total	$4,783	$228

(1) Q1 and Q2 2026 are actual.

Cost of Revenue

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue
Hardware	$11,914	$12,868	$(954)	(7)%	$24,490	$26,828	$(2,338)	(9)%
Professional services	6,860	6,237	623	10%	12,758	13,530	(772)	(6)%
Hosted services	4,850	6,535	(1,685)	(26)%	9,938	13,064	(3,126)	(24)%
Total cost of revenue	$23,624	$25,640	$(2,016)	(8)%	$47,186	$53,422	$(6,236)	(12)%

Total cost of revenue decreased by $2.0 million, or 8%, to $23.6 million for the three months ended June 30, 2026, from $25.6 million for the three months ended June 30, 2025. The decrease in cost of revenue resulted primarily from a $1.4 million decrease in hub amortization, and a 12% decrease in Units Shipped. The decreases were partially offset by a $2.1 million increase in third-party direct labor costs, partially offset by a decrease of $1.4 million in fixed, professional services personnel-related and travel costs resulting from actions executed in the second half of 2025.

Total cost of revenue decreased by $6.2 million, or 12%, to $47.2 million for the six months ended June 30, 2026, from $53.4 million for the six months ended June 30, 2025. The decrease in cost of revenue resulted primarily from a $2.7 million decrease in hub amortization, and a 19% decrease in Units Shipped.

Hardware cost of revenue decreased by $1.0 million, or 7%, to $11.9 million for the three months ended June 30, 2026, from $12.9 million for the three months ended June 30, 2025. This decrease in hardware cost of revenue was primarily attributable to a 12% decrease in Units Shipped.

Hardware cost of revenue decreased by $2.3 million, or 9%, to $24.5 million for the six months ended June 30, 2026, from $26.8 million for the six months ended June 30, 2025. This decrease in hardware cost of revenue was primarily attributable to a 19% decrease in Units Shipped partially offset by an unfavorable product mix related to locks.

Professional services cost of revenue increased by $0.7 million, or 10%, to $6.9 million for the three months ended June 30, 2026, from $6.2 million for the three months ended June 30, 2025. Importantly, this 10% increase in professional services cost of revenue was significantly lower than the 100% increase in professional services revenue. The increase in professional services cost of revenue is primarily attributable to a $2.1 million increase in third-party direct labor costs, partially offset by a decrease of $1.2 million in fixed, personnel-related costs resulting from actions executed in the second half of 2025.

Professional services cost of revenue decreased by $0.7 million, or 6%, to $12.8 million for the six months ended June 30, 2026, from $13.5 million for the six months ended June 30, 2025. The decrease in professional services cost of revenue is primarily attributable to a decrease of $2.6 million in fixed, personnel-related costs resulting from actions executed in the second half of 2025, partially offset by an increase of $2.3 million in third-party direct labor costs.

Hosted Services cost of revenue decreased by approximately $1.6 million, or 26%, to $4.9 million for the three months ended June 30, 2026, from $6.5 million for the three months ended June 30, 2025. The decrease resulted from a $1.4 million decrease in hub amortization expense.

Hosted Services cost of revenue decreased by approximately $3.2 million, or 24%, to $9.9 million for the six months ended June 30, 2026, from $13.1 million for the six months ended June 30, 2025. The decrease resulted primarily from a $2.7 million decrease in hub amortization expense.

Operating Expenses

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$5,582	$6,465	$(883)	(14)%	$11,728	$14,723	$(2,995)	(20)%
Sales and marketing	5,225	6,375	(1,150)	(18)%	9,671	11,145	(1,474)	(13)%
General and administrative	11,874	11,513	361	3%	21,497	28,407	(6,910)	(24)%

Research and development expenses decreased by $0.9 million, or 14%, to $5.6 million for the three months ended June 30, 2026, from $6.5 million for the three months ended June 30, 2025, primarily related to a decrease of $1.2 million in personnel-related expenses. We believe our research and development expenses will increase in future periods in connection with expenses required to execute Vision 2028.

Research and development expenses decreased by $3.0 million, or 20%, to $11.7 million for the six months ended June 30, 2026, from $14.7 million for the six months ended June 30, 2025, primarily related to a decrease of $3.1 million in personnel-related expenses.

Sales and marketing expenses decreased by $1.2 million, or 18%, to $5.2 million for the three months ended June 30, 2026 from $6.4 million for the three months ended June 30, 2025, resulting primarily from a decrease of $1.3 million in third-party marketing expenses. We believe our sales and marketing expenses will increase in future periods as we continue to invest in building a scalable sales organization in connection with fulfilling the objectives of Vision 2028.

Sales and marketing expenses decreased by approximately $1.4 million, or 13%, to $9.7 million for the six months ended June 30, 2026 from $11.1 million for the six months ended June 30, 2025, resulting primarily from a decrease of $1.7 million in third-party marketing expenses.

General and administrative expenses increased by $0.4 million, or 3%, to $11.9 million for the three months ended June 30, 2026 from $11.5 million for the three months ended June 30, 2025. This was primarily driven by a $0.3 million increase in personnel-related expenses.

General and administrative expenses decreased by $6.9 million, or 24%, to $21.5 million for the six months ended June 30, 2026 from $28.4 million for the six months ended June 30, 2025. This was primarily driven by a $6.3 million decrease in legal matters.

Goodwill Impairment Charge

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Impairment charge	$-	$-	$-	0%	$-	$24,929	$(24,929)	(100)%

During the three months ended March 31, 2025, we identified certain indicators of impairment, which resulted in a goodwill impairment charge of $24.9 million. No such charges were recorded during the remainder of 2025 or during the three or six months ended June 30, 2026. See Note 2 - Significant Accounting Policies for additional information.

Other Income

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Interest income	$815	$1,101	$(286)	(26)%	$1,675	$2,404	$(729)	(30)%
Interest expense	(89)	(89)	(0)	(0)%	(188)	(192)	4	2%
Other expense, net	(68)	(220)	152	69%	(143)	(207)	64	31%

Interest income decreased by $0.3 million to $0.8 million for the three months ended June 30, 2026, from $1.1 million for the three months ended June 30, 2025. The decrease in interest income is primarily attributable to a lower cash balance on which we are earning interest, and a decrease in interest rates.

Interest income decreased by $0.7 million to $1.7 million for the six months ended June 30, 2026, from $2.4 million for the six months ended June 30, 2025. The decrease in interest income is primarily attributable to a lower cash balance on which we are earning interest, and a decrease in interest rates.

Interest expense was flat at $0.1 million for the three months ended June 30, 2026 and 2025.

Interest expense was flat at $0.2 million for the six months ended June 30, 2026 and 2025.

Other expense, net decreased by approximately $0.1 million to $(0.1) million for the three months ended June 30, 2026, from $(0.2) million for the three months ended June 30, 2025. The decrease in other expense, net is primarily attributable to changes in foreign exchange rates.

Other expense, net decreased by $0.1 million to $(0.1) million for the six months ended June 30, 2026, from $(0.2) million for the six months ended June 30, 2025. The decrease in other expense, net is primarily attributable to changes in foreign exchange rates.

Income Taxes

	Three months ended June 30,		Change	Change	Six months ended June 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(5,803)	$(10,893)	$5,090	47%	$(10,211)	$(50,969)	$40,758	80%
Income tax (benefit) expense	(162)	(33)	129	391%	(122)	75	197	263%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets on June 30, 2026 and 2025.

As of December 31, 2025, we had gross net operating losses of $252.9 million and $246.0 million for federal and state income tax return purposes, respectively. Federal net operating losses can be carried forward indefinitely, while State net operating losses will expire between 2032 and 2045. We also have $0.1 million of R&D credits available that expire in 2039.

The income tax benefit is related to foreign losses offset by foreign and state taxes.

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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)		(dollars in thousands)
Net loss	$(5,641)	$(10,860)	$(10,089)	$(51,044)
Interest income, net	(726)	(1,012)	(1,487)	(2,212)
Income tax (benefit) expense	(162)	(33)	(122)	75
Depreciation and amortization	2,291	2,066	4,514	4,009
EBITDA	(4,238)	(9,839)	(7,184)	(49,172)
Legal matters(1)	1,385	(780)	1,422	4,325
Stock-based compensation	3,233	2,161	6,290	4,997
Goodwill impairment(2)	-	-	-	24,929
Non-recurring warranty provision	-	-	-	(150)
Other acquisition expenses	-	(283)	-	(231)
Other non-operating expenses(3)	337	1,392	563	1,581
Adjusted EBITDA	$717	$(7,349)	$1,091	$(13,721)

(1) Refer to Note 11 "Commitments and Contingencies."

(2) Refer to Note 2 "Significant Accounting Policies."

(3) During the three months ended June 30, 2026 other non-operating expenses includes capitalized software implementation amortization of $152 and capitalized software impairment of $132. During the three months ended June 30, 2025 other non-operating expenses includes severance expense of $1,247. During the six months ended June 30, 2026 other non-operating expenses includes capitalized software implementation amortization of $297 and capitalized software impairment of $208. During the six months ended June 30, 2025 other non-operating expenses includes severance expense of $1,416.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash and cash equivalents of $92.7 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the business combination with SmartRent.com, Inc., and payments collected from sales to our customers.

Debt Issuances

In December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether we elect a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited ("CBA") plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of June 30, 2026, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of our assets and guaranteed by each of our material domestic subsidiaries.

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

Stock Repurchase Program

In March 2024, the Board authorized a stock repurchase program pursuant to which we may repurchase up to $50 million of our Class A common stock. In July 2026, the Board approved the termination of this stock repurchase program which had $13.4 million available for repurchase as of June 30, 2026 and authorized a new stock repurchase program pursuant to which we may repurchase up to $25 million of our outstanding Class A common stock. The new authorization replaces the prior repurchase program in its entirety.

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

During the three and six months ended June 30, 2026, we repurchased 2.8 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $1.21 per share for a total of $3.4 million. As of June 30, 2026, approximately $13.4 million remained available for stock repurchases pursuant to our stock repurchase program.

During the three months ended June 30, 2025, we repurchased 4.1 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $0.91 per share for a total of $3.7 million. During the six months ended June 30, 2025, we repurchased 5.1 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $0.96 per share for a total of $4.9 million.

Cash Flow Summary - Six Months Ended June 30, 2026 and 2025

The following table summarizes our cash flows for the periods presented.

	Six months ended June 30,
	2026	2025
	(dollars in thousands)
Net cash used in
Operating activities	$(6,230)	$(27,099)
Investing activities	(2,946)	(5,850)
Financing activities	(3,122)	(5,266)

Operating Activities

For the six months ended June 30, 2026, our operating activities used $6.2 million in cash resulting primarily from our net loss of $10.1 million and $7.2 million used in changes in our operating assets and liabilities, partially offset by $11.1 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $16.3 million decrease in deferred revenue, and a $4.5 million decrease in accounts payable, partially offset by a $9.2 million decrease in accounts receivable and a $5.0 million decrease in inventory. Non-cash expenses consisted primarily of $6.3 million of stock compensation and $4.5 million of depreciation and amortization.

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

Investing Activities

For the six months ended June 30, 2026, we used $2.9 million of cash for investing activities, primarily related to cash paid of $2.7 million for capitalized software development costs.

For the six months ended June 30, 2025, we used $5.9 million of cash for investing activities, primarily related to $2.4 million for capitalized internal-use software development costs and cash paid of $3.5 million for the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2026, our financing activities used $3.1 million of cash, resulting primarily from $3.4 million used for repurchases of Class A common stock.

For the six months ended June 30, 2025, our financing activities used $5.3 million of cash, resulting primarily from $4.9 million used for repurchases of Class A common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

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

To the extent that inputs and assumptions used in the analysis change, such as an increased discount rate, updated cash flow projections, or decreases to Guideline companies’ multiples, additional impairment charges may be recorded in the future. In addition, a further decrease in our common stock share price and market capitalization or significant changes to the Company's long term forecast could be an indicator of a decrease in the fair value of our equity.

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and revenue and EBITDA multiples require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties as they may be based on varying assumptions which could lead to materially different results. Our goodwill balance was $92.3 million as of June 30, 2026 and December 31, 2025.

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

Interest Rate Fluctuation Risk

As of June 30, 2026, we had cash and cash equivalents of approximately $92.7 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $9.3 million, or decrease our annual interest income by $3.4 million, based on our cash position as of June 30, 2026.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Unregistered Sales of Equity Securities

None.

(c)
Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
April 1 - April 30, 2026	-	$-	-	$16,751
May 1 - May 31, 2026	2,000	$1.23	2,000	$14,309
June 1 - June 30, 2026	800	$1.17	800	$13,379
Total	2,800		2,800

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

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6 - Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.1	November 17, 2025
10.1†	Amended and Restated Employment Agreement, dated as of April 22, 2026, by and between SmartRent, Inc. and Natalie Cariola.	10-Q	10.1	May 6, 2026
10.2†	SmartRent, Inc. 2021 Equity Incentive Plan, as amended and restated.	8-K	10.1	May 13, 2026
10.3†	SmartRent, Inc. 2021 Employee Stock Purchase Plan, as amended and restated.			Filed herewith
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.2	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of August 2026.

SmartRent, Inc.

By:	/s/ Frank Martell

Frank Martell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daryl Stemm

Daryl Stemm
Chief Financial Officer
(Principal Financial and Accounting Officer)