Form 10-Q
period 2026-09-30
SmartRent, Inc.
filed 2026-11-04
CIK 1837014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 2, 2026, there were 189,815,781 shares of the registrant’s Class A common stock outstanding, par value $0.0001 per share.

TABLE OF CONTENTS

Page

PART I - Financial Information	3
Item 1 - Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025	4
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity for the three and nine months ended September 30, 2026 and 2025	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	7
Notes to the Condensed Consolidated Financial Statements (Unaudited)	9
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	52
Item 4 - Controls and Procedures	52

PART II - Other Information	52
Item 1 - Legal Proceedings	52
Item 1A - Risk Factors	52
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3 - Defaults Upon Senior Securities	53
Item 4 - Mine Safety Disclosures	53
Item 5 - Other Information	53
Item 6 - Exhibits	54
Signatures	55

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
•
our future operational performance, including our expectations regarding our metrics, including, among others, Annual Recurring Revenue, Average Revenue per Unit, Customer Churn, Property Net Revenue Retention, Customer Net Revenue Retention, Bookings, the number of Units Deployed, New Units Deployed, Hardware Upgrade Units, Units Shipped, and Units Booked;
•
the impact of macroeconomic conditions and geopolitical events on our business;
•
anticipated investments in sales and marketing, research and development and other strategic initiatives, and our ability to effectively manage growth and operating expenses;
•
our expectations about competition and our ability to compete effectively with new and existing competitors in new and existing markets and offerings;
•
our ability to attract new customers, sell into new and existing markets, upsell customers, and develop new products;
•
our ability to successfully expand in our existing markets and into new markets;
•
the ability of customers and other third parties to perform their contractual obligations to us and complete actions necessary for anticipated orders and deployments, and the timing thereof;
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

PART I. Financial Information

Item 1 - Financial Statements (Unaudited)

SMARTRENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	As of
	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$89,215	$104,550
Accounts receivable, net	33,588	47,401
Inventory	20,977	26,670
Deferred cost of revenue, current portion	472	3,068
Prepaid expenses and other current assets	8,979	6,189
Total current assets	153,231	187,878
Property and equipment, net	4,583	5,121
Deferred cost of revenue	-	121
Goodwill	92,339	92,339
Intangible assets, net	16,596	19,501
Other long-term assets	22,393	15,965
Total assets	$289,142	$320,925

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,015	$13,012
Accrued expenses and other current liabilities	16,577	14,040
Deferred revenue, current portion	17,618	32,966
Total current liabilities	43,210	60,018
Deferred revenue	20,452	22,968
Other long-term liabilities	5,050	5,800
Total liabilities	68,712	88,786

Commitments and contingencies (Note 11)
Convertible preferred stock, $0.0001 par value; 50,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares of preferred stock issued and outstanding as of September 30, 2026 and December 31, 2025	-	-

Stockholders' equity
Class A common stock, $0.0001 par value; 500,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 189,750 and 189,677 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	19	19
Additional paid-in capital	654,364	645,051
Accumulated deficit	(434,110)	(413,294)
Accumulated other comprehensive loss	157	363
Total stockholders' equity	220,430	232,139
Total liabilities, convertible preferred stock and stockholders' equity	$289,142	$320,925

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue
Hardware	$18,492	$11,506	$47,497	$45,479
Professional services	6,469	7,035	21,138	15,255
Hosted services	16,605	17,661	51,458	55,120
Total revenue	41,566	36,202	120,093	115,854

Cost of revenue
Hardware	13,642	13,836	38,132	40,664
Professional services	6,284	6,800	19,042	20,330
Hosted services	4,531	5,997	14,469	19,061
Total cost of revenue	24,457	26,633	71,643	80,055

Operating expense
Research and development	5,476	6,149	17,204	20,872
Sales and marketing	5,689	4,354	15,360	15,499
General and administrative	10,752	6,093	32,249	34,500
Total operating expense	21,917	16,596	64,813	70,871

Impairment charge	-	-	-	24,929

Loss from operations	(4,808)	(7,027)	(16,363)	(60,001)

Interest income	815	976	2,490	3,380
Interest expense	(84)	(85)	(272)	(277)
Other expense, net	(15)	(78)	(158)	(285)
Loss before income taxes	(4,092)	(6,214)	(14,303)	(57,183)

Income tax (benefit) expense	(180)	56	(302)	131
Net loss	$(3,912)	$(6,270)	$(14,001)	$(57,314)
Other comprehensive loss
Foreign currency translation adjustment	(126)	(6)	(206)	721
Comprehensive loss	$(4,038)	$(6,276)	$(14,207)	$(56,593)
Net loss per common share
Basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.30)
Weighted-average number of shares used in computing net loss per share
Basic and diluted	190,922	188,376	191,655	189,835

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Class A Common Stock
	Shares	Amount (Par Value $0.0001)	Shares	Amount (Par Value $0.0001)	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity

Balance, December 31, 2025	-	$-	189,677	$19	$645,051	$(413,294)	$363	$232,139
Stock-based compensation	-	-	-	-	3,057	-	-	3,057
Issuance of Class A common stock upon vesting of equity awards	-	-	1,974	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(470)	-	(559)	-	-	(559)
ESPP purchases	-	-	118	-	96	-	-	96
Exercise of options	-	-	1,422	-	856	-	-	856
Net loss	-	-	-	-	-	(4,448)	-	(4,448)
Other comprehensive loss	-	-	-	-	-	-	(467)	(467)
Balance, March 31, 2026	-	$-	192,721	$19	$648,501	$(417,742)	$(104)	$230,674
Stock-based compensation	-	-	-	-	3,233	-	-	3,233
Issuance of Class A common stock upon vesting of equity awards	-	-	2,004	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(430)	-	(170)	-	-	(170)
Repurchases of Class A common stock	-	-	(2,800)	-	-	(3,400)	-	(3,400)
Exercise of options	-	-	116	-	55	-	-	55
Net loss	-	-	-	-	-	(5,641)	-	(5,641)
Other comprehensive income	-	-	-	-	-	-	387	387
Balance, June 30, 2026	-	$-	191,611	$19	$651,619	$(426,783)	$283	$225,138
Stock-based compensation	-	-	-	-	3,165	-	-	3,165
Issuance of Class A common stock upon vesting of equity awards	-	-	761	-	-	-	-	-
Tax withholdings related to net share settlement of equity awards	-	-	(251)	-	(526)	-	-	(526)
ESPP purchases	-	-	124	-	106	-	-	106
Repurchases of Class A common stock	-	-	(2,495)	-	-	(3,415)	-	(3,415)
Net Loss	-	-	-	-	-	(3,912)	-	(3,912)
Other comprehensive loss	-	-	-	-	-	-	(126)	(126)
Balance, September 30, 2026	-	$-	189,750	$19	$654,364	$(434,110)	$157	$220,430

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

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,001)	$(57,314)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	6,741	6,210
Goodwill impairment	-	24,929
(Recovery of) provision for warranty expense	(521)	618
Non-cash lease expense	339	599
Stock-based compensation	9,455	7,081
Change in fair value of earnout related to acquisition	-	(294)
Non-cash interest expense	102	104
Provision for excess and obsolete inventory	951	3,852
Provision for (recovery of) expected credit losses	257	(328)
Change in operating assets and liabilities
Accounts receivable	13,477	7,861
Inventory	4,716	3,390
Deferred cost of revenue	2,718	7,071
Prepaid expenses and other assets	(7,824)	(4,617)
Accounts payable	(3,873)	1,950
Accrued expenses and other liabilities	2,878	(1,131)
Deferred revenue	(17,858)	(28,911)
Lease liabilities	(915)	(302)
Net cash used in operating activities	(3,358)	(29,232)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(482)	(3,552)
Capitalized software costs	(4,852)	(3,389)
Net cash used in investing activities	(5,334)	(6,941)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchases of Class A common stock	(6,815)	(4,918)
Proceeds from options exercise	911	-
Proceeds from ESPP purchases	202	285
Taxes paid related to net share settlements of stock-based compensation awards	(1,255)	(897)
Payment of earnout related to acquisition	-	(1,466)
Net cash used in financing activities	(6,957)	(6,996)
Effect of exchange rate changes on cash and cash equivalents	314	709
Net decrease in cash and cash equivalents	(15,335)	(42,460)
Cash and cash equivalents - beginning of period	104,550	142,482
Cash and cash equivalents - end of period	$89,215	$100,022

Reconciliation of cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$89,215	$100,022
Total cash and cash equivalents	$89,215	$100,022

See accompanying Notes to Condensed Consolidated Financial Statements.

SMARTRENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2026	2025
Supplemental disclosure of cash flow information
Interest paid	$189	$128
Cash paid for income taxes	204	340
Schedule of non-cash investing and financing activities
Accrued property and equipment at period end	102	8
Stock repurchases excise tax charged to equity	-	13

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements as of December 31, 2025, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the "SEC") on March 4, 2026. Certain notes and other information have been condensed or omitted from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Condensed Consolidated Financial Statements related to the three and nine months ended September 30, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim period presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any future period.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Accounts Receivable, net

Accounts receivable consist of balances due from customers resulting from the sale of hardware, professional services and Hosted Services. Accounts receivable are recorded at invoiced amounts, are non-interest bearing and are presented net of the associated allowance for expected credit losses on the Condensed Consolidated Balance Sheets. The allowance for expected credit losses totaled $2,389 and $2,131 as of September 30, 2026, and December 31, 2025, respectively. The provision for (recovery of) expected credit losses is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The provision for (recovery of) expected credit losses totaled $194 and $(469) for the three months ended September 30, 2026 and 2025, respectively. The provision for (recovery of) expected credit losses totaled $257 and $(328) for the nine months ended September 30, 2026 and 2025, respectively. The Company evaluates the collectability of the accounts receivable balances and has determined the allowance for expected credit losses based on a combination of factors, which include the nature of the relationship and the prior collection experience the Company has with the account and an evaluation for current and projected economic conditions as of the Condensed Consolidated Balance Sheets date. Accounts receivable determined to be uncollectible are charged against the allowance for expected credit losses. Actual collections of accounts receivable could differ from management’s estimates.

Significant Customers

A significant customer represents 10% or more of the Company’s total revenue or net accounts receivable balance at each respective Condensed Consolidated Balance Sheet date. Revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable for each significant customer follows.

	Accounts Receivable		Revenue		Revenue
	As of		For the three months ended		For the nine months ended
	September 30, 2026	December 31, 2025	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Customer A	*	11%	*	10%	*	12%
Customer B	20%	24%	*	*	*	*
Customer C	18%	*	12%	*	18%	15%
Customer D	*	*	13%	*	*	*

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

The fair value of the entity was determined using the combination of an income approach and market-based approach. The mix between the two approaches requires significant judgment, however, the Company engaged a third-party valuation specialist to assist with its assessment. As a result of this test, the Company recorded a goodwill impairment charge of $24,929 during the three months ended March 31, 2025. There were no such charges recorded during the remainder of 2025 or during the three or nine months ended September 30, 2026.

The Company conducted its annual goodwill impairment test as of September 30, 2026. As part of its annual assessment, the Company performed a market capitalization reconciliation, along with other qualitative and quantitative procedures, which indicated that the fair value of the reporting unit sufficiently exceeded the carrying value. As a result, the Company concluded there were no indications of impairment and therefore no impairment charge was recorded for the three months ended September 30, 2026. There was also no such charge recorded during the three months ended September 30, 2025.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

	As of
	September 30, 2026	December 31, 2025
Balance at beginning of period	$92,339	$117,268
Impairment charge	-	(24,929)
Balance at end of period	$92,339	$92,339

The significant assumptions used in determining the fair value of the reporting unit under the income approach primarily relate to the revenue growth rate, forecasted EBITDA, and the discount rate used in the discounted cash flow model. The market approach is based on the Company’s market capitalization as of the measurement date, adjusted for a control premium. The significant assumptions used in the market approach primarily relate to the selected control premium.

To the extent that inputs and assumptions used in the analysis change, such as an increased discount rate, updated cash flow projections, or decreases to guideline companies’ multiples, additional impairment charges may be recorded in the future. In addition, a further decrease in the Company’s common stock share price and market capitalization or significant changes to the Company's long-term forecast could be an indicator of a decrease in the fair value of the Company’s equity.

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

Warranty Allowance

The Company provides its customers with limited-service warranties associated with product replacement and related services. The warranty typically lasts one year following the installation of the product. The estimated warranty costs, which are expensed at the time of sale and included in hardware cost of revenue, are based on the results of product testing, industry and historical trends and warranty claim rates incurred and are adjusted for identified current or anticipated future trends as appropriate. Actual warranty claim costs could differ from these estimates. For the three months ended September 30, 2026 and 2025, included in cost of hardware revenue was a $126 warranty expense and a $(220) warranty recovery, respectively. For the nine months ended September 30, 2026 and 2025, included in cost of hardware revenue was a warranty expense of $64 and $206, respectively. As of September 30, 2026, and December 31, 2025, the Company’s warranty allowance was $268 and $423, respectively, and is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2026 or 2025. The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

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

Payments are received by the Company by check or automated clearing house payments and payment terms are determined by individual contracts and generally range from due upon receipt to net 30 days. When payment terms are significantly extended or differ from general terms, the Company evaluates the existence of a significant financing component in the contract and recognizes any related financing receivable within other assets in the condensed consolidated balance sheet. See Note 5 - Other Balance Sheet Information. One of these extended terms arrangements is classified as a financing receivable on our balance sheet. Taxes collected from customers and remitted to governmental authorities are not included in reported revenue. Payments received from customers in advance of revenue recognition are reported as deferred revenue. The Company has elected the following practical expedients following the adoption of ASC 606:

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

Stock-Based Compensation

Our stock-based compensation consists of stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") granted to our employees and directors during the periods presented. Stock-based awards are measured based on the grant date fair value. We estimate the fair value of stock option awards on the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is based on the grant date fair value of the stock price. The fair value of these awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest. Forfeitures are recognized as they occur by reversing previously recognized compensation expense.

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Research and Development

These expenses relate to the research and development of new products and services and enhancements to the Company’s existing product offerings. The Company accounts for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. The Company expenses preliminary evaluation costs as they are incurred before the product development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. During the three months ended September 30, 2026 and 2025, the Company capitalized $2,199 and $1,009, respectively, of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2026 and 2025, the Company capitalized $4,935 and $3,944, respectively, of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets. As of September 30, 2026, the Company had capitalized $22,898 of research and development costs in other long-term assets on the Condensed Consolidated Balance Sheets, including $21,774 of capitalized software costs, of which $13,544 remained to be amortized. As of December 31, 2025, the Company had capitalized $17,963 of research and development costs, including $16,900 of capitalized software costs, in other long-term assets on the Condensed Consolidated Balance Sheets, of which $11,529 remained to be amortized.

Advertising

Advertising costs are expensed as incurred and recorded as a component of sales and marketing expense. The Company incurred $91 and $112 of advertising expenses for the three months ended September 30, 2026 and 2025, respectively. The Company incurred $129 and $670 of advertising expenses for the nine months ended September 30, 2026 and 2025, respectively.

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

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statement disclosures.

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

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF INSTRUMENTS

The following table displays the carrying values and fair values of financial instruments.

		As of
		September 30, 2026			December 31, 2025
Assets on the Condensed Consolidated Balance Sheets		Carrying Value	Unrealized Losses	Fair Value	Carrying Value	Unrealized Losses	Fair Value
Cash and cash equivalents	Level 1	$89,215	$-	$89,215	$104,550	$-	$104,550
Total		$89,215	$-	$89,215	$104,550	$-	$104,550

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 4. REVENUE AND DEFERRED REVENUE

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market, type of revenue, and SmartRent solution.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue by geography
United States	$41,566	$36,097	$120,031	$115,705
International	-	105	62	149
Total revenue	$41,566	$36,202	$120,093	$115,854

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue by type
Hardware	$18,492	$11,506	$47,497	$45,479
Professional services	6,469	7,035	21,138	15,255
Hosted services	16,605	17,661	51,458	55,120
Total revenue	$41,566	$36,202	$120,093	$115,854

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

	For the three months ended September 30,								For the nine months ended September 30,
	2026				2025				2026				2025
	(dollars in thousands)								(dollars in thousands)

SmartRent Solutions(1)	Hardware	Professional Services	Hosted Services	Total 2026	Hardware	Professional Services	Hosted Services	Total 2025	Hardware	Professional Services	Hosted Services	Total 2026	Hardware	Professional Services	Hosted Services	Total 2025
Smart Communities Solutions
Smart Apartments	$15,792	$4,914	$12,795	$33,501	$10,182	$6,137	$13,599	$29,918	$42,446	$17,388	$39,385	$99,219	$41,437	$12,938	$42,623	$96,998
Access Control	2,514	1,373	819	4,706	736	502	501	1,739	4,271	3,206	2,332	9,809	2,568	1,245	1,646	5,459
Other	186	182	821	1,189	588	396	929	1,913	780	544	2,875	4,199	1,474	1,072	2,795	5,341
Smart Operations Solutions	-	-	2,170	2,170	-	-	2,632	2,632	-	-	6,866	6,866	-	-	8,056	8,056
Total Revenue	$18,492	$6,469	$16,605	$41,566	$11,506	$7,035	$17,661	$36,202	$47,497	$21,138	$51,458	$120,093	$45,479	$15,255	$55,120	$115,854

(1) For the three and nine months ended September 30, 2026, the Company revised the presentation of the above table by aggregating Community WiFi revenue in Other as revenue from the Company's Community WiFi solution is becoming less significant. The revised presentation has been applied retrospectively for the comparative periods ended September 30, 2025. For the three months ended September 30, 2026 and 2025, total revenue attributable to Community WiFi was $47 and $450, respectively. For the nine months ended September 30, 2026 and 2025, total revenue attributable to Community WiFi was $499 and $1,168, respectively. For the three months ended September 30, 2025, revenue attributable to Community WiFi was $94 related to Hardware, $164 related to Professional Services and $192 related to Hosted Services. For the nine months ended September 30, 2025, revenue attributable to Community WiFi was $151 related to Hardware, $423 related to Professional Services and $594 related to Hosted Services.

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

	For the nine months ended September 30,
	2026	2025
Deferred revenue balance as of January 1	$55,934	$87,659
Revenue recognized from balance of deferred revenue at the beginning of the period	(11,075)	(21,448)
Revenue deferred during the period	1,546	6,187
Revenue recognized from revenue originated and deferred during the period	(117)	(807)
Deferred revenue balance as of March 31	46,288	71,591
Revenue recognized from balance of deferred revenue at the beginning of the period	(8,885)	(8,454)
Revenue deferred during the period	2,709	6,202
Revenue recognized from revenue originated and deferred during the period	(443)	(2,982)
Deferred revenue balance as of June 30	39,669	66,357
Revenue recognized from balance of deferred revenue at the beginning of the period	(3,292)	(7,321)
Revenue deferred during the period	2,715	847
Revenue recognized from revenue originated and deferred during the period	(1,022)	(1,127)
Deferred revenue balance as of September 30	$38,070	$58,756

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

As of September 30, 2026, the Company expects to recognize 46% of its total deferred revenue within the next 12 months, 21% of its total deferred revenue between 13 and 36 months, 25% between 37 and 60 months, and the remainder is expected to be recognized beyond five years. Contracts may contain termination for convenience provisions that allow the Company, customer, or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a substantive termination penalty. Included in deferred revenue as of September 30, 2026 and 2025 are $6,413 and $12,533, respectively, of prepaid fees related to contracts with termination for convenience provisions which are refundable at the request of the customer. Based on the Company's historical experience, customers do not typically exercise their termination for convenience rights. Deferred cost of revenue includes all direct costs included in cost of revenue that have been deferred to future periods.

NOTE 5. OTHER BALANCE SHEET INFORMATION

Inventory consisted of the following.

	As of
	September 30, 2026	December 31, 2025
Finished Goods	$20,666	$26,359
Raw Materials	311	311
Total inventory	$20,977	$26,670

The Company writes down inventory for any excess or obsolete inventories or when the Company believes the net realizable value of inventories is less than the carrying value. During the three months ended September 30, 2026 and 2025, the Company recorded write-downs of $651 and $3,258, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded write-downs of $951 and $3,852, respectively. As of September 30, 2026 and December 31, 2025, the Company's inventory reserve balance was $4,739 and $4,307, respectively. On a regular basis, the Company evaluates inventory levels for excess and obsolete products based on its assessment of future demand and market conditions.

Prepaid expenses and other current assets consisted of the following.

	As of
	September 30, 2026	December 31, 2025
Prepaid expenses	$7,294	$5,856
Other current assets	1,685	333
Total prepaid expenses and other current assets	$8,979	$6,189

Property and equipment, net consisted of the following.

	As of
	September 30, 2026	December 31, 2025
Leasehold improvements	$5,383	$5,202
Computer hardware	2,398	2,332
Warehouse and other equipment	937	950
Furniture and fixtures	326	322
Property and equipment	9,044	8,806
Less: Accumulated depreciation	(4,461)	(3,685)
Total property and equipment, net	$4,583	$5,121

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Depreciation and amortization expense on all property, plant and equipment was $245 and $280 during the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense on all property, plant and equipment was $916 and $639 during the nine months ended September 30, 2026 and 2025, respectively.

Intangible assets, net consisted of the following.

	As of
	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$22,990	$(10,112)	$12,878	$22,990	$(8,446)	$14,544
Developed technology	10,600	(6,958)	3,642	10,600	(5,854)	4,746
Trade name	900	(824)	76	900	(689)	211
Total intangible assets, net	$34,490	$(17,894)	$16,596	$34,490	$(14,989)	$19,501

Amortization expense on all intangible assets was $968 for the three months ended September 30, 2026 and 2025. Amortization expense on all intangible assets was $2,905 for the nine months ended September 30, 2026 and 2025. Total future amortization for finite-lived intangible assets is estimated as follows.

Amortization Expense
2026 - Remaining	$968
2027	3,734
2028	3,693
2029	2,554
2030	2,222
Thereafter	3,425
Total	$16,596

Other long-term assets consisted of the following.

	As of
	September 30, 2026	December 31, 2025
Capitalized software costs, net	$13,116	$10,846
Financing receivables - long-term	4,166	-
Operating lease - ROU asset, net	2,471	2,810
Other long-term assets	2,640	2,309
Total other long-term assets	$22,393	$15,965

Amortization expense for capitalized software costs was $787 and $904 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense for capitalized software costs was $2,604 and $2,521 for the nine months ended September 30, 2026 and 2025, respectively.

Accrued expenses and other current liabilities consisted of the following.

	As of
	September 30, 2026	December 31, 2025
Accrued compensation costs	$7,225	$7,778
Accrued expenses	7,124	3,383
Warranty allowance	268	423
Other	1,960	2,456
Total accrued expenses and other current liabilities	$16,577	$14,040

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Other long-term liabilities consisted of the following.

	As of
	September 30, 2026	December 31, 2025
Lease liability, noncurrent	$5,027	$5,792
Other long-term liabilities	23	8
Total other long-term liabilities	$5,050	$5,800

NOTE 6. DEBT

Revolving Line of Credit Facility

In December 2021, the Company entered into a $75,000 senior revolving facility with a five-year term (the "Senior Revolving Facility"). The Senior Revolving Facility includes a letter of credit sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility, and a swingline sub-facility in the aggregate availability of $10,000 as a sublimit of the Senior Revolving Facility. Proceeds from the Senior Revolving Facility are to be used for general corporate purposes. Amounts borrowed under the Senior Revolving Facility may be repaid and, prior to the Senior Revolving Facility maturity date, reborrowed. The Senior Revolving Facility terminates on the Senior Revolving Facility maturity date in December 2026, when the principal amount of all advances, the unpaid interest thereon, and all other obligations relating to the Senior Revolving Facility shall be immediately due and payable. The Company has yet to draw on the Senior Revolving Facility as of September 30, 2026. The Company accounted for the cancellation of its previous revolving facility and the issuance of the Senior Revolving Facility as an exchange with the same creditor. As a result, all costs related to entering into the Senior Revolving Facility that are allowed to be deferred are recorded as a deferred asset and included in other assets on the Condensed Consolidated Balance Sheets. These costs totaled $688 and will be amortized ratably over the five-year term of the Senior Revolving Facility. For the three months ended September 30, 2026 and 2025, the Company recorded $34 and $34, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the nine months ended September 30, 2026 and 2025, the Company recorded $102 and $106, respectively, of amortization expense in connection with these costs, as a component of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Interest rates for draws upon the Senior Revolving Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (“ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited (CBA) plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of September 30, 2026, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively.

In addition to paying interest on the outstanding principal balance under the Senior Revolving Facility, the Company is required to pay a facility fee to the lender in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Senior Revolving Facility and is one fourth of one percent (0.25%) per annum based on the unused facility amount. During the three months ended September 30, 2026 and 2025, the facility fee totaled $47 and $47, respectively. During the nine months ended September 30, 2026 and 2025, the facility fee totaled $140 and $139, respectively.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Senior Revolving Facility contains certain customary affirmative and negative covenants and events of default. Such covenants, among other things, restrict, subject to certain exceptions, the Company’s ability to (i) engage in certain mergers or consolidations, (ii) sell, lease or transfer all or substantially all of the Company’s assets, (iii) engage in certain transactions with affiliates, (iv) make changes in the nature of the Company’s business and its subsidiaries, and (v) incur additional indebtedness that is secured on a pari passu basis with the Senior Revolving Facility.

The Senior Revolving Facility also requires the Company, on a consolidated basis with its subsidiaries, to maintain a minimum cash balance. If the minimum cash balance is not maintained, the Company is required to maintain a minimum liquidity ratio. As of September 30, 2026 the Company did not maintain the minimum cash balance but exceeded the minimum liquidity ratio. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the Senior Revolving Facility and all actions permitted to be taken by a secured creditor. As of September 30, 2026, and through the date these condensed consolidated financial statements were issued, the Company believes it was in compliance with all covenants under the Senior Revolving Facility.

The Senior Revolving Facility is collateralized by first priority or equivalent security interests in substantially all the property, rights, and assets of the Company.

As of September 30, 2026 and December 31, 2025, there was no outstanding principal amount under the Senior Revolving Facility.

NOTE 7. CONVERTIBLE PREFERRED STOCK AND EQUITY

Preferred Stock

The Company is authorized to issue 50,000 shares of $0.0001 par value preferred stock. As of September 30, 2026, no shares of preferred stock were issued or outstanding.

Stock Repurchase Program

In March 2024, the Company's Board of Directors (the "Board") authorized a stock repurchase program pursuant to which we may repurchase up to $50,000 of our Class A common stock. In July 2026, the Board approved the termination of this stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to $25,000 of its outstanding Class A common stock. The new authorization replaces the prior repurchase program in its entirety. Repurchases under the program may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock and may be suspended at any time at our discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

During the three months ended September 30, 2026, the Company repurchased and subsequently retired 2,495 shares of our Class A common stock under the new stock repurchase program at an average price of $1.37 per share for a total of $3,415, including $25 of broker fees. During the nine months ended September 30, 2026, the Company repurchased and subsequently retired 5,295 shares of our Class A common stock under the stock repurchase programs at an average price of $1.29 per share for a total of $6,815, including $53 of broker fees. As of September 30, 2026, approximately $21,609 remained available for stock repurchases pursuant to the stock repurchase program.

During the nine months ended September 30, 2025, the Company repurchased and subsequently retired 5,084 shares of our Class A common stock under the stock repurchase program at an average price of $0.96 per share for a total of $4,886, including $51 of broker fees. There were no such purchases during the three months ended September 30, 2025. The Company has elected to record the amount paid to repurchase the shares in excess of the par value entirely to accumulated deficit. As of September 30, 2025, approximately $16,751 remained available for stock repurchases pursuant to the stock repurchase program.

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

The table below summarizes the activity pursuant to the 2021 Plan, for the nine months ended September 30, 2026, and the shares available for future issuances as of September 30, 2026 and December 31, 2025.

Shares Available for Future Issuance
Shares available as of December 31, 2025	10,874
RSUs forfeited	210
RSUs settled for taxes	481
RSUs issued	(6,115)
PSUs issued	(1,119)
Shares available as of March 31, 2026	4,331
Additions to the plan	20,000
RSUs forfeited	853
RSUs settled for taxes	430
RSUs issued	(1,431)
PSUs issued	(600)
Shares available as of June 30, 2026	23,583
RSUs forfeited	310
RSUs settled for taxes	251
RSUs issued	(263)
Shares available as of September 30, 2026	23,881

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The table below summarizes the activity related to stock options, pursuant to the 2018 Stock Plan and 2021 Plan, for the nine months ended September 30, 2026.

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price ($ per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2025	3,072	$1.45	3.25	$2,961
Exercised	(1,422)	0.47
Forfeited	(145)	3.01
March 31, 2026	1,505	$2.27	5.92	$503
Exercised	(116)	0.47
June 30, 2026	1,389	$2.42	6.16	$268
<no activity>	-	-	-	-
September 30, 2026	1,389	$2.42	5.91	$264
Exercisable options as of September 30, 2026	996	$2.11	5.47	$264

During the three months ended September 30, 2026 and 2025, stock-based compensation expense of $139 and $184, respectively, was recognized in connection with the outstanding options. During the nine months ended September 30, 2026 and 2025, stock-based compensation expense of $412 and $692, respectively, was recognized in connection with the outstanding options. As of September 30, 2026, there is $498 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.2 years.

The table below summarizes the activity related to RSUs, pursuant to the 2018 Stock Plan and 2021 Plan, for the nine months ended September 30, 2026.

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2025	10,046	$1.51
Granted	6,579	1.72
Vested or distributed	(1,974)	1.78
Forfeited	(215)	1.79
March 31, 2026	14,436	1.56
Granted	1,431	1.16
Vested or distributed	(2,004)	0.85
Forfeited	(848)	1.77
June 30, 2026	13,015	1.62
Granted	263	1.18
Vested or distributed	(761)	1.59
Forfeited	(333)	1.61
September 30, 2026	12,184	$1.61

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

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the three months ended September 30, 2026 and 2025, stock-based compensation expense of $2,376 and $1,897, respectively, was recognized in connection with the vesting of all RSUs. During the nine months ended September 30, 2026 and 2025, stock-based compensation expense of $7,580 and $6,376, respectively, was recognized in connection with the vesting of all RSUs. As of September 30, 2026, there is $14,214 of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.

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

The table below summarizes the activity related to PSUs, pursuant to the 2021 Plan, for the nine months ended September 30, 2026.

	Performance Stock Units
	Number of Performance Stock Units	Weighted Average Grant Date Fair Value (per share)
December 31, 2025	-	$-
Granted	1,119	1.72
March 31, 2026	1,119	1.72
Granted	600	1.14
June 30, 2026	1,719	1.52
<no activity>	-	-
September 30, 2026	1,719	$1.52

No right to any Class A common stock is earned or accrued until such time that vesting occurs, nor does the grant of the PSU award confer any right to continue vesting or employment or other service.

During the three months ended September 30, 2026, stock-based compensation expense of $656 was recognized in connection with the vesting of PSUs. There was no such expense for the three months ended September 30, 2025. During the nine months ended September 30, 2026, stock-based compensation expense of $1,443 was recognized in connection with the vesting of PSUs. There was no such expense for the nine months ended September 30, 2025. As of September 30, 2026, there is $1,141 of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 0.5 years.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

2025 Inducement Equity Incentive Plan

In January 2025, the Board adopted the SmartRent, Inc. 2025 Inducement Equity Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant equity awards that are intended to qualify as employment inducement awards under the NYSE Listed Company Manual Rule 303A.08 and any applicable interpretive material and other guidance issued under such rule (together, the “Inducement Listing Rule”), from time to time as determined by the Committee (as defined in the Inducement Plan), the Board’s Compensation Committee, or a majority of the Company’s “Independent Directors” (as defined under the applicable rules of the NYSE). Upon adoption of the Inducement Plan, and subject to the adjustment provisions therein, the Company reserved 6,500 shares of common stock for issuance pursuant to equity awards granted under the Inducement Plan.

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

The table below summarizes the activity pursuant to the Inducement Plan, for the nine months ended September 30, 2026 and the shares available for future issuances as of September 30, 2026.

Shares Available for Future Issuance
Shares available as of December 31, 2025	6,281
RSUs issued	(465)
Shares available as of March 31, 2026	5,816
<no activity>	-
Shares available as of June 30, 2026	5,816
<no activity>	-
Shares available as of September 30, 2026	5,816

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

The ESPP allows employees to purchase shares of the Company's Class A common stock approximately every six months at a per share purchase price equal to 85 percent of the quoted market price of a share of the Company’s Class A common stock on (i) the first day of the offering period or (ii) the applicable purchase date of such offering period, whichever quoted market price is lower. During the three months ended September 30, 2026 and 2025, stock-based compensation expense of $(6) and $3, respectively, was recognized in connection with the ESPP. During the nine months ended September 30, 2026 and 2025, stock-based compensation expense of $20 and $13, respectively, was recognized in connection with the ESPP.

The table below summarizes the activity related to the ESPP for the nine months ended September 30, 2026.

ESPP Activity	Shares Available for Sale
December 31, 2025	8,761
Annual additions to the plan	1,897
Shares purchased	(118)
March 31, 2026	10,540
<no activity>	-
June 30, 2026	10,540
Shares purchased	(124)
September 30, 2026	10,416

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Stock-Based Compensation

The Company recorded stock-based compensation expense as follows.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Cost of revenue	$109	$64	$289	$483
Research and development	571	730	1,811	2,672
Sales and marketing	192	134	650	543
General and administrative	2,293	1,156	6,705	3,383
Total	$3,165	$2,084	$9,455	$7,081

NOTE 9. INCOME TAXES

The Company’s effective tax rate ("ETR") from continuing operations was 4.40% and (0.90%) for the three months ended September 30, 2026 and 2025, respectively. The Company’s ETR from continuing operations was 2.11% and (0.23%) for the nine months ended September 30, 2026 and 2025, respectively. The Company’s ETR during the nine months ended September 30, 2026 differed from the federal statutory rate of 21% primarily due to changes in valuation allowance and foreign taxes.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Common stock options, RSUs and PSUs	15,292	14,539	15,292	14,539
Total	15,292	14,539	15,292	14,539

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company enters into long-term purchase commitments for certain goods and services. In October 2025, the Company entered into an agreement with a supplier to purchase minimum volumes of certain goods and services through December 2030. Future minimum annual payments in connection with the purchase commitment as of September 30, 2026 are as follows.

Annual Minimum Payments
2026 - Remainder	$1,357
2027	5,978
2028	6,900
2029	7,950
2030	9,050
Total purchase commitment	$31,235

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

Legal expenses and settlement costs incurred by the Company during the three months ended September 30, 2025 were $1,187 in connection with the 2024 Class Action. There were no such expenses incurred during the three months ended September 30, 2026. Legal expenses and settlement costs incurred by the Company during the nine months ended September 30, 2026 and 2025 were $37 and $4,649, respectively, in connection with the 2024 Class Action. These legal expenses were recorded within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

In December 2025, the San Francisco Tenants Union and three residents filed claims against the Company and several multifamily property owners in the Superior Court of the State of California in the County of San Francisco for alleged violations of Article 1 Section 1 of the California Constitution for alleged violation of tenant privacy rights, for common law intrusion upon seclusion and for violation of the San Francisco Rent Ordinance for purportedly interfering with tenants' privacy rights arising out of the use of the Company's SmartHome products and services (the "Complaint"). The Complaint seeks declaratory relief that the conduct described in the Complaint constitutes an invasion of the right to privacy and injunctive relief prohibiting the Company and owners from violating tenants' privacy rights. The Complaint also seeks unspecified damages. In August 2026, the Superior Court denied the Company's motion to compel arbitration. The Company disputes the plaintiffs' claims and intends to vigorously defend against those claims. Given the early stage of the proceedings and the unspecified nature of the damages sought, the Company is unable at this time to estimate the reasonably possible loss or range of loss, if any, and no amount has been accrued.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company regularly reviews outstanding legal claims, actions and enforcement matters, if any exist, to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company evaluates any such outstanding matters based on management’s best judgment after consultation with counsel. There is no assurance that the Company's accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded. No such accruals have been recorded by the Company as of September 30, 2026 and December 31, 2025.

NOTE 12. SEGMENT REPORTING

The Company operates as a single operating segment, which is also its only reportable segment as its CODM, which is currently the Company's President and Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States. The Company held $7,090 and $10,080 of assets outside the United States on September 30, 2026, and December 31, 2025, respectively.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue
Hardware	$18,492	$11,506	$47,497	$45,479
Professional Services	6,469	7,035	21,138	15,255
Deferred hub amortization	877	3,424	4,383	12,701
SaaS - Smart Apartments	11,918	10,175	35,002	29,922
SaaS - Smart Operations	2,170	2,632	6,866	8,056
SaaS - All Other	1,640	1,430	5,207	4,441
SaaS	15,728	14,237	47,075	42,419
Total revenue	41,566	36,202	120,093	115,854

Cost of revenue
Hardware	13,642	13,836	38,132	40,664
Professional Services	6,284	6,800	19,042	20,330
Deferred hub amortization	532	1,819	2,594	6,559
SaaS	3,999	4,178	11,875	12,502
Total cost of revenue	24,457	26,633	71,643	80,055

Gross profit	17,109	9,569	48,450	35,799

Operating expenses
Research and development	4,905	5,419	15,385	18,200
Sales and marketing	5,270	4,220	14,401	14,956
General and administrative	7,258	3,647	21,880	27,483
Stock compensation	3,056	2,019	9,166	6,597
Depreciation and amortization	1,428	1,291	3,981	3,635
Total operating expenses	21,917	16,596	64,813	70,871

Impairment charge	-	-	-	24,929

Loss from operations	(4,808)	(7,027)	(16,363)	(60,001)

Other segment items(1)	896	757	2,362	2,687

Net loss	$(3,912)	$(6,270)	$(14,001)	$(57,314)

(1) Other segment items include interest income, net, other income (expense), net, and income tax expense (benefit).

Beginning in 2026, the Company revised the presentation of key financial information provided to the CODM. The table above reflects the updated presentation, which has been applied retrospectively in the financial information for the comparative periods ending September 30, 2025.

The CODM is regularly provided with the consolidated cost of revenue and consolidated operating expenses as noted on the face of the Condensed Consolidated Statement of Operations and Comprehensive Loss, as these make up the significant expenses included in the measure of the segment profit or loss. Reported segment revenues less the significant expenses and other segment items defined in accordance with ASC 280-10-50-26A is equal to the reported segment profit or loss.

The Company considers these categories significant based on their materiality to the segment’s results and their importance in the CODM’s evaluation of segment performance and resource allocation decisions.

SMARTRENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 13. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2026 and through November 4, 2026, the date these financial statements were issued, for potential recognition or disclosure and has determined that there are no additional items to disclose except as disclosed below.

In October 2026, 67 shares of the Company's Class A common stock were issued to certain employees related to vested RSUs.

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

This discussion may contain forward-looking statements based upon our current expectations that involve risks and uncertainties. Please refer to the section titled “Cautionary Note Regarding Forward-Looking Statements."

Overview

We are a market-leading building intelligence provider delivering innovative data, technology and workflow solutions for the rental housing industry. Our suite of products and services, which includes cloud-based SaaS solutions, many of which are enabled by smart building hardware, provides seamless visibility and control over real estate assets. Our platform can lower operating costs, increase revenues, mitigate operational friction and protect assets for owners and operators, while providing a differentiated, elevated living experience for residents.

Through centrally connected devices ("Hub Devices"), which integrate our enterprise software with third party smart devices, we enable the integration of our platform with third-party smart devices, our own hardware devices and other technology interfaces. We use an open-architecture, brand-agnostic approach that allows owners, operators, and residents to manage their smart home systems through a single connected interface. Our Smart Communities Solutions include software and devices that power (i) smart apartments and homes, (ii) access control for buildings, common areas, and rental units, and (iii) other solutions such as asset protection and monitoring and self-guided tours. Our Smart Operations Solutions include work order management, the automation of leasing and resident call handling, audit management, and the automation of the inspection process. We also have a professional services team that provides customers with training, installation, and support services.

SmartRent is a category leader in the enterprise smart home solutions industry. As of September 30, 2026, we had 941,977 Units Deployed (as defined below) and approximately 600 customers who either have an active subscription or have purchased any SmartRent product in the past twelve months, including many of the largest multifamily residential owners in the United States. As of September 30, 2026, we believe our customers owned an aggregate of more than 7.0 million rental units. This represents approximately 15% of the United States market for institutionally owned multifamily rental units and single-family rental homes. In addition to multifamily residential owners, our customers include some of the leading single-family rental homeowners, homebuilders, and iBuyers in the United States.

Our Business Model

We generate revenue primarily from sales of smart home systems that enable property owners and property managers to have visibility and control over assets, while providing all-in-one home control offerings for residents. Our revenue is primarily generated from: (1) the direct sale to our customers of hosted services from subscription fees collected from customers to provide Hosted Services including access controls, asset monitoring, and related services; (2) the sale and delivery of smart home devices, which generally consist of a Hub Device, door-locks, thermostats, sensors, and light switches; and (3) installation and implementation of smart home devices that enable our Hosted Services. Subscription arrangements have contractual terms ranging from one month to ten years and the weighted average length of our recurring revenue contracts is 3.8 years.

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

Active Supply Chain Management

We continue to experience changes related to the global supply chain. In prior periods, the increased demand for electronics as a result of the COVID-19 pandemic, U.S. trade relations with China and certain other factors in more recent periods led to a global shortage of semiconductors, including Z‑Wave chips, which are a central component of our Hub Devices. Due to this shortage in prior periods, we experienced Hub Device production delays, which affected our ability to meet scheduled installations and facilitate customer upgrades to our higher-margin Hub Devices. We also experienced shortages and shipment delays related to components for access control systems and made-to-order specialty locks and volatility in costs related to changes in tariffs.

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

New Products, Features and Functionality

We are evolving our business into a more diverse platform with new products, features and functionality that enhance the value of our smart home operating system. We have introduced a number of SaaS product enhancements and features, including Answer Automation and Work Management solutions, that streamline property management operations. Our Smart Operations Solutions enhance our overall platform offering and customer value proposition by providing a comprehensive one-stop, integrated platform that broadens our support of property operations, enhancing the experience for residents, property owners and managers. We offer an open-API architecture that enables third-party partner integrations, resulting in a multi-functional platform that enhances property management workflow efficiencies, empowers team productivity, elevates resident interactions, and improves resident living experiences. In connection with our strategic Vision 2028 objectives, we are investing in platform unification with deeper use of data, analytics and AI, and to simplify our hardware architecture while expanding software offerings.

Category Adoption and Market Growth

Our future growth depends in part on the continued consumer adoption of software and hardware products which improve the resident experience and the growth of this market. We need to deliver solutions that enhance the resident experience and deliver value to our customers, rental property owners and operators, as well as homebuilders and developers, by providing products and solutions designed to enhance visibility and control over assets while providing additional revenue opportunities. In prior years, we have experienced headwinds to adoption of our Smart Communities Solutions as certain customers deferred capital expenditures, driven by broader macroeconomic conditions, which resulted in a decrease in Units Shipped and New Units Deployed. In addition, changes in our executive leadership and the structure of our sales organization have impacted sales and overall volumes. Sales of our Smart Operations Solutions have also been negatively impacted by those same factors as well as by increased competition from companies that offer maintenance solutions such as (i) a stand-alone offering or (ii) part of a broader product offering.

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

Key Metrics

We regularly monitor a number of operating metrics in order to evaluate our operating performance, identify trends affecting our business, formulate business plans, measure our progress and make strategic decisions. Our key metrics are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. The numbers that we use to calculate our key metrics are based on internal data. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring such information. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. We have a long sales cycle, and the timing of customer decisions and orders does not always align with our reporting periods. As a result, we are increasingly focused on trailing twelve-month metrics, which we believe provides a more meaningful view of underlying customer demand and the progress we are making in executing our go-to-market strategy.

Units Deployed and New Units Deployed

We define Units Deployed as the aggregate number of Hub Devices that have been installed (including customer self-installations) and have an active subscription as of a stated measurement date. We utilize the Units Deployed metric to assess the health of our business and measure the trajectory of our growth. We define New Units Deployed as the aggregate number of Hub Devices that were installed (including customer self-installations) and resulted in a new active subscription during a stated measurement period. Although our revenue is primarily driven by New Units Deployed and the number of Units Deployed, due to the expansion of our products and services that do not require a Hub Device, and Hub Device upgrades that do not result in net new active subscriptions, the correlation between New Units Deployed and revenue is not as strong as it was historically. Although the correlation has decreased, New Units Deployed is still an indicator of our ability to acquire new customers and expand our relationships with our current customers. As of September 30, 2026 and 2025, we had an aggregate of 941,977 and 870,230 Units Deployed, respectively. For the trailing twelve months ended September 30, 2026 and 2025, we had 73,363 and 84,285 New Units Deployed, respectively.

Hardware Upgrade Units

We define Hardware Upgrade Units as the aggregate number of existing Units Deployed which had new hardware installed by SmartRent during a stated measurement period excluding any new hardware installed as warranty replacements. We use Hardware Upgrade Units to monitor demand for new or upgraded hardware and related installation services from our existing customers' Units Deployed. We believe this metric provides useful information regarding demand for and activity related to hardware and professional services within our existing installed base, which has become an increasing contributor to our hardware and professional services revenue as our installed base has matured. For the trailing twelve months ended September 30, 2026 and 2025, we installed 51,569 and 40,766 Hardware Upgrade Units, respectively.

Units Shipped

We define Units Shipped as the aggregate number of Hub Devices that have been shipped to customers during a stated measurement period. Units Shipped is used to assess the trajectory of our growth and is an indicator of our ability to acquire new customers, expand our relationships with our current customers and to replace previously Units Deployed. Therefore, we caution that Units Shipped also includes Hub Devices for upgrades and out of warranty replacements and may not be an indicator of New Units Deployed in future periods. For the trailing twelve months ended September 30, 2026 and 2025, we had 107,423 and 114,197 Units Shipped, respectively.

Units Booked

We define Units Booked as the aggregate number of Hub Device units subject to binding orders executed during a stated measurement period that are expected to result in a New Unit Deployed. We utilize the concept of Units Booked to measure the estimated near-term resource demand and the resulting approximate range of post-delivery revenue that we will earn and record. Units Booked represent binding orders only. For the trailing twelve months ended September 30, 2026 and 2025, there were 122,510 and 85,250 Units Booked, respectively. For the trailing twelve months ended September 30, 2026 and 2025, ARR related to Units Booked was $10,417 and $8,855, respectively.

Bookings

We define Bookings as the contract value of hardware, professional services, and the first year of ARR for binding orders executed during a stated measurement period, including renewals and upgrades. We utilize Bookings to measure revenue expected to be earned in future periods from orders contracted during the current period. For the trailing twelve months ended September 30, 2026 and 2025, Bookings were $143,981 and $111,576, respectively.

SaaS Revenue

We define SaaS Revenue as subscription revenue from fees paid by customers for access to one or more of SmartRent's software applications, including access controls, asset monitoring and related services. We believe that SaaS Revenue growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our SaaS Revenue to assess the general health and trajectory of our Hosted Services business. Arrangements with customers do not provide the customer with the right to take possession of SmartRent's software at any time. Customers are granted continuous access to the services over the contractual period. As of September 30, 2026, approximately 32% of our ARR had prepaid payment terms. We believe that our customer base is inherently sticky, especially with our Smart Communities Solutions customers, given the barriers to entry associated with rolling out an integrated enterprise solution across a portfolio of rental units. For the trailing twelve months ended September 30, 2026 and 2025, we generated SaaS Revenue of $62.5 million and $56.0 million, respectively.

Annual Recurring Revenue

We define ARR as the annualized value of our SaaS Revenue earned in the current quarter, which we calculate by taking the total amount of SaaS Revenue in the current quarter and multiplying that amount by four. We believe that ARR growth demonstrates our ability to acquire new customers and to maintain and expand our relationships with existing customers. More specifically, we monitor our ARR to assess the general health and trajectory of our Hosted Services business. As of September 30, 2026 and 2025, ARR was approximately $62.9 million and approximately $56.9 million, respectively.

Hardware Average Revenue per Unit ("ARPU"), Professional Services ARPU, SaaS ARPU, and Units Booked SaaS ARPU

We define Hardware ARPU as total hardware revenue during a given period divided by the total Units Shipped during the same period. Hardware ARPU is used to evaluate the effectiveness of our hardware pricing and assess our ability to market and sell our hardware offerings. For the trailing twelve months ended September 30, 2026 and 2025, Hardware ARPU was $558 and $489, respectively.

We define Professional Services ARPU as total professional services revenue during a given period divided by the total New Units Deployed, excluding customer self-installations, during the same period. Professional Services ARPU is used to assess our ability to effectively price our installation services. For the trailing twelve months ended September 30, 2026 and 2025, Professional Services ARPU was $469 and $426, respectively.

We define SaaS ARPU as total SaaS Revenue during a given period divided by the average aggregate Units Deployed in the same period divided by the number of months in the period. Average aggregate Units Deployed is calculated as the Units Deployed as of the current period plus the Units Deployed as of the previous period divided by two. SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions. For the trailing twelve months ended September 30, 2026 and 2025, SaaS ARPU was $5.75 and $5.63, respectively.

We define Units Booked SaaS ARPU as the first year ARR for binding orders with Units Booked executed during the stated measurement period divided by the total Units Booked in the same period divided by the number of months in the period. Units Booked SaaS ARPU is used to evaluate the effectiveness of our SaaS pricing and assess our ability to market and sell our various software solutions for orders executed during the period. For the trailing twelve months ended September 30, 2026 and 2025, Units Booked SaaS ARPU was $7.09 and $8.66, respectively.

Customer Churn

We define Customer Churn as cancelled Units Deployed during the measurement period divided by Units Deployed as of the beginning of the measurement period. Cancelled Units Deployed are the previous Units Deployed that have been cancelled during the same measurement period in which a customer cancels all product subscriptions. Our Hosted Services growth is driven, in part, by our ability to retain our customers and minimize Customer Churn. For the trailing twelve months ended September 30, 2026 and 2025, our Customer Churn for our Smart Communities Solutions was 0.09% and 0.15%, respectively.

Property Net Revenue Retention

We define Property Net Revenue Retention as SaaS Revenue at the end of the current period related to properties which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same properties. Property Net Revenue Retention includes additions to revenue from price increases on existing products, additions of new products at existing properties and transfers of ownership, offset by any reductions in revenue caused by cancellations or downgrades. Property Net Revenue Retention was 93% as of September 30, 2026 compared to 104% as of September 30, 2025.

Customer Net Revenue Retention

We define Customer Net Revenue Retention as SaaS Revenue at the end of the current period related to customers which had SaaS Revenue at the end of the same period in the prior year, divided by SaaS Revenue at the end of the same period in the prior year for those same customers. A customer with SaaS Revenue is defined as an entity that has an active subscription during the stated period. Customer Net Revenue Retention includes additions to revenue from transfers of ownership, price increases on existing products and additions of new products at existing properties, offset by any reductions in revenue caused by cancellations or downgrades. Customer Net Revenue Retention was 100% as of September 30, 2026 compared to 113% as of September 30, 2025.

The table below summarizes our key metrics.

	Trailing twelve months ended September 30,
	2026	2025	Change %
Hardware
Hardware Units Shipped	107,423	114,197	(6)%
Hardware ARPU(1)	$558	$489	14%
Professional Services
New Units Deployed	73,363	84,285	(13)%
Hardware Upgrade Units	51,569	40,766	27%
Professional services ARPU(1)	$469	$426	10%
Hosted Services
Units Deployed(2)	941,977	870,230	8%
Average aggregate units deployed	906,104	828,634	9%
SaaS ARPU(1)	$5.75	$5.63	2%
Bookings
Units Booked	122,510	85,250	44%
Bookings (in thousands)	$143,981	$111,576	29%
Units Booked SaaS ARPU(1)	$7.09	$8.66	(18)%

(1) ARPU metrics may vary based on the scope and mix of activity during the period.

(2) Units Deployed is presented as of the last day of the applicable period; all other metrics are presented for the applicable trailing twelve-month period.

Beginning with this Report, we present our key metrics on a trailing twelve-month basis rather than for the quarterly and year-to-date periods presented in our prior Quarterly Reports on Form 10-Q. As our business has evolved, we have continued to evaluate how best to present our key metrics to provide meaningful insight into our operating performance. The timing, scope and mix of bookings and deployments can result in variability in our key metrics from quarter to quarter. Given the length of our sales cycle and variability in the timing of customer decisions and orders, we believe a trailing twelve-month presentation provides a more meaningful basis for evaluating trends in our business. We have presented our key metrics for the trailing twelve months ended September 30, 2025 on the same basis as the current-period TTM metrics. Key metrics for prior quarterly and year-to-date periods are available in our previously filed Quarterly Reports on Form 10-Q.

To facilitate comparability and provide additional context regarding the transition to a TTM presentation, the following table presents supplemental historical key metrics.

	Three months ended		Nine months ended		Trailing twelve months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	June 30, 2026	March 31, 2026	December 31, 2025
Hardware
Hardware Units Shipped	30,705	20,047	87,420	90,008	96,765	100,059	110,011
Hardware ARPU(1)	$602	$574	$543	$505	$548	$545	$527
Professional Services
New Units Deployed	13,044	22,644	52,563	61,826	82,963	85,174	82,626
Hardware Upgrade Units	7,523	13,847	36,222	31,505	57,893	49,768	46,852
Professional services ARPU(1)	$525	$449	$490	$416	$452	$401	$413
Hosted Services
Units Deployed(2)	941,977	870,230	941,977	870,230	929,487	911,244	890,870
Average aggregate units deployed	935,732	859,093	916,424	839,864	888,722	869,428	850,184
SaaS ARPU(1)	$5.60	$5.52	$5.71	$5.61	$5.72	$5.66	$5.67
Bookings
Units Booked	32,030	22,080	96,876	64,609	112,560	88,625	90,243
Bookings (in thousands)	$43,260	$23,955	$109,925	$81,595	$124,676	$106,941	$115,650
Units Booked SaaS ARPU(1)	$7.67	$7.96	$6.94	$8.71	$7.09	$8.23	$8.40

(1) ARPU metrics may vary significantly based on scope and mix during the period.

(2) Units Deployed is presented as of the last date of the applicable period.

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

	For the three months ended September 30,								For the nine months ended September 30,
	2026				2025				2026				2025
	(dollars in thousands)								(dollars in thousands)

SmartRent Solutions(1)	Hardware	Professional Services	Hosted Services	Total 2026	Hardware	Professional Services	Hosted Services	Total 2025	Hardware	Professional Services	Hosted Services(2)	Total 2026	Hardware	Professional Services	Hosted Services(2)	Total 2025
Smart Communities Solutions
Smart Apartments	$15,792	$4,914	$12,795	$33,501	$10,182	$6,137	$13,599	$29,918	$42,446	$17,388	$39,385	$99,219	$41,437	$12,938	$42,623	$96,998
Access Control	2,514	1,373	819	4,706	736	502	501	1,739	4,271	3,206	2,332	9,809	2,568	1,245	1,646	5,459
Other	186	182	821	1,189	588	396	929	1,913	780	544	2,875	4,199	1,474	1,072	2,795	5,341
Smart Operations Solutions	-	-	2,170	2,170	-	-	2,632	2,632	-	-	6,866	6,866	-	-	8,056	8,056
Total Revenue	$18,492	$6,469	$16,605	$41,566	$11,506	$7,035	$17,661	$36,202	$47,497	$21,138	$51,458	$120,093	$45,479	$15,255	$55,120	$115,854

(1) During the first quarter of 2026, we revised the presentation of the above table by aggregating Community WiFi revenue in Other as revenue from our Community WiFi solution is becoming less significant. The revised presentation has been applied retrospectively for the comparative periods ended September 30, 2025. For the three months ended September 30, 2026 and 2025, total revenue attributable to Community WiFi was $47 and $450, respectively. For the three months ended September 30, 2025, revenue attributable to Community WiFi was $94 related to Hardware, $164 related to Professional Services and $192 related to Hosted Services. For the nine months ended September 30, 2026 and 2025, total revenue attributable to Community WiFi was $499 and $1,168, respectively. For the nine months ended September 30, 2025, revenue attributable to Community WiFi was $151 related to Hardware, $423 related to Professional Services and $594 related to Hosted Services.

(2) For the three months ended September 30, 2026 and 2025, Hosted services revenue for our Smart Communities Solutions included hub amortization revenue of $877 and $3,424, respectively. For the nine months ended September 30, 2026 and 2025, Hosted services revenue for our Smart Communities Solutions included hub amortization revenue of $4,383 and $12,701, respectively.

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

Hosted Services Revenue

We generate hosted services revenue from (1) the direct sale to our customers of hosted services from subscription fees collected from customers to provide access to one or more of our software applications including access controls, asset monitoring and related services (“Hosted Services”) and (2) the amortization of non-distinct Hub Devices. These subscription arrangements have contractual terms ranging from one month to ten years and include recurring fixed plan subscription fees. The weighted average length of our recurring revenue contracts is 3.8 years. Our arrangements do not provide the customer with the right to take possession of our software at any time. Customers are granted continuous access to the services over the contractual period. Accordingly, fees collected for subscription services are recognized on a straight-line basis over the contract term beginning on the date the subscription service is made available to the customer.

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

Cost of Revenue

Cost of revenue consists primarily of direct costs of products and services together with the indirect cost of estimated warranty expense and customer care and support over the life of the service arrangement. We expect the cost of revenue to increase in absolute dollars in future periods commensurate with increases in the volume of our business. We record any change to cost of job performance and job conditions in the period during which the revision is identified.

Hardware

Cost of hardware revenue consists primarily of direct costs of products, Hub Devices, hardware devices and supplies purchased from third-party providers, shipping costs, warehouse facility (including depreciation and amortization of capitalized assets and right-of-use assets) and infrastructure costs, personnel-related costs associated with the procurement and distribution of our products and estimated warranty expenses together with the indirect cost of customer care and support. We expect an increase in cost of hardware revenue in absolute dollars in future periods commensurate with increases in the volume of our business. Hardware revenue margins may vary in future periods due to a number of factors including changes to the cost of the goods and services detailed above, changes to the product mix and tariffs.

Tariffs imposed by the U.S. government have subjected certain SmartRent products manufactured overseas to volatility of import duties. The amount of the import tariff has changed numerous times based on various geopolitical factors including actions by the U.S. government. Future changes in trade policy may increase our cost of hardware revenue and reduce our hardware revenue margins. We continue to monitor and evaluate changes in policy impacting global trade, including tariff regulations.

Professional Services

Cost of professional services revenue consists primarily of direct costs related to personnel-related expenses for installation and supervision of installation services, general contractor expenses and travel expenses associated with installation of our products, and indirect costs that are also primarily personnel-related expenses in connection with training of and ongoing support for customers and residents. We expect an increase in cost of professional services revenue in absolute dollars in future periods commensurate with increases in the volume of our business. Professional services revenue margins may vary in future periods due to a number of factors including changes to the cost of the services detailed above and changes to the product mix.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel-related costs directly associated with our research and development activities. Our research and development efforts are focused on enhancing and developing additional functionality and security for our existing products and on new product development. We account for the cost of research and development by capitalizing qualifying costs, which are incurred during the product development stage, and amortizing those costs over the product’s estimated useful life, which generally ranges from three to five years depending on the type of application. Costs incurred and capitalized during the product development stage generally include the costs of software configuration, coding, and testing. Such costs primarily include payroll and payroll-related expenses for employees directly involved in the product development. We expense preliminary evaluation costs as they are incurred before technological feasibility is achieved, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. We begin amortizing capitalized costs when a project is ready for its intended use, and we periodically reassess the estimated useful life of a project considering the effects of obsolescence, technology, competition and other economic factors which may result in a shorter remaining life. We believe our research and development costs will increase in absolute dollars as we increase our investment in product development to broaden the capabilities of our solutions and introduce new products and features.

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

Other Income/Expenses

Other income/expenses consist primarily of interest income, net of interest expense, foreign currency transaction gains and losses, and other income related to the operations of foreign subsidiaries. Interest expense is recorded in connection with our various debt facilities. Foreign currency transaction gains and losses relate to the impact of transactions denominated in a foreign currency other than the U.S. dollar. If we continue to expand our international operations, our exposure to fluctuations in foreign currencies will increase.

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

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

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

	Three months ended September 30,		2026 vs 2025 Change		Nine months ended September 30,		2026 vs 2025 Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$18,492	$11,506	$6,986	61%	$47,497	$45,479	$2,018	4%
Professional services	6,469	7,035	(566)	(8)%	21,138	15,255	5,883	39%
Hosted services	16,605	17,661	(1,056)	(6)%	51,458	55,120	(3,662)	(7)%
Total revenue	41,566	36,202	5,364	15%	120,093	115,854	4,239	4%

Cost of revenue
Hardware	13,642	13,836	(194)	(1)%	38,132	40,664	(2,532)	(6)%
Professional services	6,284	6,800	(516)	(8)%	19,042	20,330	(1,288)	(6)%
Hosted services	4,531	5,997	(1,466)	(24)%	14,469	19,061	(4,592)	(24)%
Total cost of revenue	24,457	26,633	(2,176)	(8)%	71,643	80,055	(8,412)	(11)%

Operating expense
Research and development	5,476	6,149	(673)	(11)%	17,204	20,872	(3,668)	(18)%
Sales and marketing	5,689	4,354	1,335	31%	15,360	15,499	(139)	(1)%
General and administrative	10,752	6,093	4,659	76%	32,249	34,500	(2,251)	(7)%
Total operating expenses	21,917	16,596	5,321	32%	64,813	70,871	(6,058)	(9)%

Impairment charge	-	-	-	0%	-	24,929	(24,929)	100%

Loss from operations	(4,808)	(7,027)	2,219	32%	(16,363)	(60,001)	43,638	73%

Other income (expense)
Interest income	815	976	(161)	(16)%	2,490	3,380	(890)	(26)%
Interest expense	(84)	(85)	1	1%	(272)	(277)	5	2%
Other expense, net	(15)	(78)	63	81%	(158)	(285)	127	45%
Loss before income taxes	(4,092)	(6,214)	2,122	34%	(14,303)	(57,183)	42,880	75%

Income tax (benefit) expense	(180)	56	236	421%	(302)	131	433	331%
Net Loss	$(3,912)	$(6,270)	$2,358	38%	$(14,001)	$(57,314)	$43,313	76%

Comparison of the three and nine months ended September 30, 2026 and 2025

Revenue

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue
Hardware	$18,492	$11,506	$6,986	61%	$47,497	$45,479	$2,018	4%
Professional services	6,469	7,035	(566)	(8)%	21,138	15,255	5,883	39%
Hosted services	16,605	17,661	(1,056)	(6)%	51,458	55,120	(3,662)	(7)%
Total revenue	$41,566	$36,202	$5,364	15%	$120,093	$115,854	$4,239	4%

Total revenue increased by $5.4 million, or 15%, to $41.6 million for the three months ended September 30, 2026, from $36.2 million for the three months ended September 30, 2025. The increase was primarily driven by a 53% increase in Units Shipped to 30,705 for the three months ended September 30, 2026 from 20,047 for the three months ended September 30, 2025. Hosted Services revenue from hub amortization decreased by approximately $2.6 million and revenue from SaaS increased by $1.5 million from the three months ended September 30, 2025 to the three months ended September 30, 2026.

Total revenue increased by approximately $4.2 million, or 4%, to $120.1 million for the nine months ended September 30, 2026, from $115.9 million for the nine months ended September 30, 2025. The increase was primarily driven by an 18% increase in Professional Services ARPU to $490 for the nine months ended September 30, 2026 from $416 for the nine months ended September 30, 2025 primarily driven by an increase of $2.9 million related to the installation of hub upgrades and $2.0 million related to the installation of access control solutions. Hosted Services revenue from hub amortization decreased by approximately $8.3 million partially offset by an increase in Hosted Services revenue from SaaS of $4.7 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. Further, Hardware ARPU increased by 8% to $543 for the nine months ended September 30, 2026 from $505 for the nine months ended September 30, 2025.

Hardware revenue increased by $7.0 million, or 61%, to $18.5 million for the three months ended September 30, 2026, from $11.5 million for the three months ended September 30, 2025. This increase in hardware revenue was primarily driven by a 53% increase in Units Shipped to 30,705 for the three months ended September 30, 2026 from 20,047 for the three months ended September 30, 2025. Further, hardware revenue related to access control solutions increased by $1.8 million and Hardware ARPU increased by 5% to $602 for the three months ended September 30, 2026 from $574 for the three months ended September 30, 2025.

Hardware revenue increased by $2.0 million, or 4%, to $47.5 million for the nine months ended September 30, 2026, from $45.5 million for the nine months ended September 30, 2025. This increase in hardware revenue was primarily driven by a $1.7 million increase in hardware revenue related to access control solutions and an 8% increase in Hardware ARPU to $543 for the nine months ended September 30, 2026 from $505 for the nine months ended September 30, 2025.

Professional services revenue decreased by approximately $0.5 million, or 8%, to $6.5 million for the three months ended September 30, 2026, from $7.0 million for the three months ended September 30, 2025. The decrease in professional services revenue was primarily driven by a 42% decrease in New Units Deployed, to 13,044 during the three months ended September 30, 2026 from 22,644 for the three months ended September 30, 2025. This was partially offset by a $0.9 million increase in professional services revenue related to access control solutions and a 17% increase in Professional Services ARPU to $525 for the three months ended September 30, 2026 from $449 for the three months ended September 30, 2025.

Professional services revenue increased by approximately $5.8 million, or 39%, to $21.1 million for the nine months ended September 30, 2026, from $15.3 million for the nine months ended September 30, 2025. The increase in professional services revenue was primarily driven by an 18% increase in Professional Services ARPU to $490 for the nine months ended September 30, 2026 from $416 for the nine months ended September 30, 2025 largely due to an increase of $2.9 million related to the installation of hub upgrades and $2.0 million related to the installation of access control solutions.

Hosted Services revenue decreased by approximately $1.1 million, or 6%, to $16.6 million for the three months ended September 30, 2026, from $17.7 million for the three months ended September 30, 2025. Of the $16.6 million revenue in 2026, $15.7 million is related to SaaS Revenue and $0.9 million is related to hub amortization. Revenue from hub amortization decreased by $2.6 million and revenue from SaaS increased by $1.5 million, or 11%, from the three months ended September 30, 2025 to the three months ended September 30, 2026. The increase of SaaS Revenue resulted primarily from an 8% increase in the aggregate number of Units Deployed from 870,230 units at September 30, 2025 to 941,977 units at September 30, 2026.

Hosted Services revenue decreased by approximately $3.6 million, or 7%, to $51.5 million for the nine months ended September 30, 2026, from $55.1 million for the nine months ended September 30, 2025. Of the $51.5 million revenue in 2026, $47.1 million is related to SaaS Revenue and $4.4 million is related to hub amortization. Revenue from hub amortization decreased by approximately $8.3 million and revenue from SaaS increased by $4.7 million, or 11%, from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The increase of SaaS Revenue resulted primarily from an 8% increase in the aggregate number of Units Deployed from 870,230 units at September 30, 2025 to 941,977 units at September 30, 2026.

We do not expect to deploy any more non-distinct Hub Devices, thus, the revenue contribution from hub amortization should continue to decrease in future periods until the non-distinct Hub Devices are fully amortized. As noted above, revenue from hub amortization decreased by approximately $8.3 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. During the remainder of 2026, hub amortization is expected to further decrease by $2.3 million compared to the same periods in 2025. The table below shows the expected revenue contribution from hub amortization.

	2026	2027
	(dollars in thousands)
Revenue contribution from hub amortization
Q1(1)	$2,050	$154
Q2(1)	1,456	51
Q3(1)	877	17
Q4	400	6
Total	$4,783	$228

(1) Q1, Q2 and Q3 2026 are actual.

Cost of Revenue

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue
Hardware	$13,642	$13,836	$(194)	(1)%	$38,132	$40,664	$(2,532)	(6)%
Professional services	6,284	6,800	(516)	(8)%	19,042	20,330	(1,288)	(6)%
Hosted services	4,531	5,997	(1,466)	(24)%	14,469	19,061	(4,592)	(24)%
Total cost of revenue	$24,457	$26,633	$(2,176)	(8)%	$71,643	$80,055	$(8,412)	(11)%

Total cost of revenue decreased by $2.2 million, or 8%, to $24.5 million for the three months ended September 30, 2026, from approximately $26.7 million for the three months ended September 30, 2025. The decrease in cost of revenue resulted primarily from a $1.3 million decrease in hub amortization, and a 42% decrease in New Units Deployed. Notably, the total cost of revenue decreased in the period while total revenue increased driven by changes such as cost reductions executed in the second half of 2025, improved unit economics derived from more diligent purchasing and inventory management, and other factors that are disclosed below.

Total cost of revenue decreased by $8.4 million, or 11%, to $71.6 million for the nine months ended September 30, 2026, from approximately $80.0 million for the nine months ended September 30, 2025. The decrease in cost of revenue resulted primarily from a $4.0 million decrease in hub amortization and a $2.9 million decrease in inventory obsolescence. Notably, the total cost of revenue decreased in the period while total revenue increased driven by changes such as cost reductions executed in the second half of 2025, improved unit economics derived from more diligent purchasing and inventory management, and other factors that are disclosed below.

Hardware cost of revenue decreased by $0.2 million, or 1%, to $13.6 million for the three months ended September 30, 2026, from $13.8 million for the three months ended September 30, 2025. This decrease in hardware cost of revenue was primarily attributable to a $2.6 million decrease in inventory obsolescence and a $0.9 million tariff recovery recorded in Q3-2026 with no counterpart in Q3-2025. The decreases were partially offset by a 53% increase in Units Shipped.

Hardware cost of revenue decreased by approximately $2.6 million, or 6%, to $38.1 million for the nine months ended September 30, 2026, from $40.7 million for the nine months ended September 30, 2025. This decrease in hardware cost of revenue was primarily attributable to a $2.9 million decrease in inventory obsolescence.

Professional services cost of revenue decreased by $0.5 million, or 8%, to $6.3 million for the three months ended September 30, 2026, from $6.8 million for the three months ended September 30, 2025. The decrease is primarily attributable to a decrease of $0.5 million in fixed, personnel-related costs resulting from actions executed in the second half of 2025.

Professional services cost of revenue decreased by $1.3 million, or 6%, to $19.0 million for the nine months ended September 30, 2026, from $20.3 million for the nine months ended September 30, 2025. The decrease in professional services cost of revenue is primarily attributable to a decrease of $3.1 million in fixed, personnel-related costs resulting from actions executed in the second half of 2025, partially offset by an increase of $2.4 million in third-party direct labor costs.

Hosted Services cost of revenue decreased by approximately $1.5 million, or 24%, to $4.5 million for the three months ended September 30, 2026, from $6.0 million for the three months ended September 30, 2025. The decrease resulted primarily from a $1.3 million decrease in hub amortization expense.

Hosted Services cost of revenue decreased by approximately $4.6 million, or 24%, to $14.5 million for the nine months ended September 30, 2026, from $19.1 million for the nine months ended September 30, 2025. The decrease resulted primarily from a $4.0 million decrease in hub amortization expense.

Operating Expenses

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$5,476	$6,149	$(673)	(11)%	$17,204	$20,872	$(3,668)	(18)%
Sales and marketing	5,689	4,354	1,335	31%	15,360	15,499	(139)	(1)%
General and administrative	10,752	6,093	4,659	76%	32,249	34,500	(2,251)	(7)%

Research and development expenses decreased by $0.7 million, or 11%, to $5.5 million for the three months ended September 30, 2026, from approximately $6.2 million for the three months ended September 30, 2025, primarily related to a decrease of $1.0 million in personnel-related expenses. We believe our research and development expenses will increase in future periods in connection with expenses required to execute Vision 2028.

Research and development expenses decreased by $3.7 million, or 18%, to $17.2 million for the nine months ended September 30, 2026, from $20.9 million for the nine months ended September 30, 2025, primarily related to a decrease of $4.1 million in personnel-related expenses.

Sales and marketing expenses increased by $1.3 million, or 31%, to $5.7 million for the three months ended September 30, 2026 from $4.4 million for the three months ended September 30, 2025, resulting primarily from an increase of $0.5 million in personnel-related expenses. We believe our sales and marketing expenses will increase in future periods as we continue to invest in building a scalable sales organization in connection with fulfilling the objectives of Vision 2028.

Sales and marketing expenses decreased by approximately $0.1 million, or 1%, to $15.4 million for the nine months ended September 30, 2026 from $15.5 million for the nine months ended September 30, 2025, resulting primarily from a decrease of $1.6 million in third-party marketing expenses, partially offset by a $0.4 million increase in personnel-related expenses and a $0.4 million increase in travel expenses.

General and administrative expenses increased by $4.7 million, or 76%, to $10.8 million for the three months ended September 30, 2026 from $6.1 million for the three months ended September 30, 2025. This was primarily driven by a $2.6 million net legal accrual reversal during the three months ended September 30, 2025 which had no 2026 counterpart and a $1.4 million increase in personnel-related expenses.

General and administrative expenses decreased by $2.3 million, or 7%, to $32.2 million for the nine months ended September 30, 2026 from $34.5 million for the nine months ended September 30, 2025. This was primarily driven by a $6.0 million decrease in legal matters partially offset by a $2.5 million increase in personnel-related expenses.

Goodwill Impairment Charge

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Impairment charge	$-	$-	$-	0%	$-	$24,929	$(24,929)	(100)%

During the three months ended March 31, 2025, we identified certain indicators of impairment, which resulted in a goodwill impairment charge of $24.9 million. No such charges were recorded during the remainder of 2025 or during the three or nine months ended September 30, 2026. See Note 2 - Significant Accounting Policies for additional information.

Other Income

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Interest income	$815	$976	$(161)	(16)%	$2,490	$3,380	$(890)	(26)%
Interest expense	(84)	(85)	1	1%	(272)	(277)	5	2%
Other expense, net	(15)	(78)	63	81%	(158)	(285)	127	45%

Interest income decreased by $0.2 million to $0.8 million for the three months ended September 30, 2026, from $1.0 million for the three months ended September 30, 2025. The decrease in interest income is primarily attributable to a lower cash balance on which we are earning interest, and a decrease in interest rates.

Interest income decreased by $0.9 million to $2.5 million for the nine months ended September 30, 2026, from $3.4 million for the nine months ended September 30, 2025. The decrease in interest income is primarily attributable to a lower cash balance on which we are earning interest, and a decrease in interest rates.

Interest expense was flat at $0.1 million for the three months ended September 30, 2026 and 2025.

Interest expense was flat at $0.3 million for the nine months ended September 30, 2026 and 2025.

Other expense, net was flat at less than $0.1 million for the three months ended September 30, 2026 and 2025.

Other expense, net decreased by $0.1 million to $(0.2) million for the nine months ended September 30, 2026, from $(0.3) million for the nine months ended September 30, 2025. The decrease in other expense, net is primarily attributable to changes in foreign exchange rates.

Income Taxes

	Three months ended September 30,		Change	Change	Nine months ended September 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(4,092)	$(6,214)	$2,122	34%	$(14,303)	$(57,183)	$42,880	75%
Income tax (benefit) expense	(180)	56	236	421%	(302)	131	433	331%

We provided a full valuation allowance on our net U.S. federal and state deferred tax assets on September 30, 2026 and 2025.

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

We define Adjusted EBITDA as EBITDA before expenses related to certain legal matters, stock-based compensation, goodwill impairment, certain inventory write-offs, non-recurring warranty provisions, other acquisition expenses, and other expenses caused by non-recurring, or unusual, events that are not indicative of our ongoing business.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)		(dollars in thousands)
Net loss	$(3,912)	$(6,270)	$(14,001)	$(57,314)
Interest income, net	(731)	(891)	(2,218)	(3,103)
Income tax (benefit) expense	(180)	56	(302)	131
Depreciation and amortization	2,227	2,201	6,741	6,210
EBITDA	(2,596)	(4,904)	(9,780)	(54,076)
Legal matters	-	(2,464)	1,422	1,861
Stock-based compensation	3,165	2,084	9,455	7,081
Goodwill impairment(1)	-	-	-	24,929
Inventory write-off	-	1,794	-	1,794
Non-recurring warranty provision	-	(350)	-	(500)
Other acquisition expenses	-	-	-	(231)
Other non-operating expenses(2)	489	915	1,052	2,496
Adjusted EBITDA	$1,058	$(2,925)	$2,149	$(16,646)

(1) Refer to Note 2 "Significant Accounting Policies."

(2) During the three months ended September 30, 2026 other non-operating expenses includes restructuring costs of $267 and capitalized software implementation amortization of $174. During the three months ended September 30, 2025 other non-operating expenses includes severance expense of $771 and capitalized software implementation amortization of $145. During the nine months ended September 30, 2026 other non-operating expenses includes capitalized software implementation amortization of $471, restructuring costs of $267 and capitalized software impairment of $208. During the nine months ended September 30, 2025 other non-operating expenses includes severance expense of $2,187 and capitalized software implementation amortization of $434.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2026, we had cash and cash equivalents of $89.2 million, which were held for working capital and general corporate purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been the net proceeds received as a result of the business combination with SmartRent.com, Inc., and payments collected from sales to our customers.

Debt Issuances

In December 2021, we entered into a $75.0 million senior secured revolving credit facility with a five-year term (the "Senior Revolving Facility"). Interest rates for draws upon the Senior Revolving Facility are determined by whether we elect a secured overnight financing rate loan (“SOFR Loan”) or alternate base rate loan (”ABR Loan”). For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR as published by the CME Group Benchmark Administration Limited ("CBA") plus 0.10%, subject to a floor of 0.00%, plus an applicable margin. For ABR Loans, the interest rate is based upon the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) 3.25%, plus an applicable margin. As of September 30, 2026, the applicable margins for SOFR Loans and ABR Loans under the Senior Revolving Facility were 1.75% and (0.50%), respectively. The Senior Revolving Facility is secured by substantially all of our assets and guaranteed by each of our material domestic subsidiaries.

We believe that our current cash, cash equivalents, available borrowing capacity under the Senior Revolving Facility, and cash raised in the business combination with SmartRent.com, Inc. will be sufficient to fund our operations for at least the next 12 months beyond the issuance date of this Report. The Senior Revolving Facility matures in December 2026. We are evaluating alternatives with respect to our borrowing arrangements in connection with that maturity. Our future capital requirements, however, will depend on many factors, including our sales volume, the expansion of sales and marketing activities, and market adoption of our new and enhanced products and features. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition may be adversely affected.

Stock Repurchase Program

In March 2024, the Board authorized a stock repurchase program pursuant to which we may repurchase up to $50.0 million of our Class A common stock. In July 2026, the Board approved the termination of this stock repurchase program which had $13.4 million available for repurchase as of June 30, 2026 and authorized a new stock repurchase program pursuant to which we may repurchase up to $25.0 million of our outstanding Class A common stock. The new authorization replaced the prior repurchase program in its entirety.

Repurchases under the new program may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The new repurchase program does not obligate us to acquire any particular amount of our Class A common stock and may be suspended at any time at our discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

During the three months ended September 30, 2026, we repurchased 2.5 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $1.37 per share for a total of $3.4 million. During the nine months ended September 30, 2026, we repurchased 5.3 million shares of our Class A common stock under the stock repurchase programs at an average price of approximately $1.29 per share for a total of $6.8 million. As of September 30, 2026, approximately $21.6 million remained available for stock repurchases pursuant to the new stock repurchase program.

During the nine months ended September 30, 2025, we repurchased 5.1 million shares of our Class A common stock under the stock repurchase program at an average price of approximately $0.96 per share for a total of $4.9 million. There were no such purchases during the three months ended September 30, 2025.

Cash Flow Summary - Nine Months Ended September 30, 2026 and 2025

The following table summarizes our cash flows for the periods presented.

	Nine months ended September 30,
	2026	2025
	(dollars in thousands)
Net cash used in
Operating activities	$(3,358)	$(29,232)
Investing activities	(5,334)	(6,941)
Financing activities	(6,957)	(6,996)

Operating Activities

For the nine months ended September 30, 2026, our operating activities used $3.4 million in cash resulting primarily from our net loss of $14.0 million and $6.7 million used in changes in our operating assets and liabilities, partially offset by $17.3 million provided by non-cash expenses. Changes in our operating assets and liabilities primarily resulted from a $17.9 million decrease in deferred revenue, and a $7.8 million increase in prepaid expenses and other assets, partially offset by a $13.5 million decrease in accounts receivable and a $4.7 million decrease in inventory. Non-cash expenses consisted primarily of $9.5 million of stock compensation and $6.7 million of depreciation and amortization.

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

Investing Activities

For the nine months ended September 30, 2026, we used $5.3 million of cash for investing activities, primarily related to cash paid of $4.9 million for capitalized software development costs.

For the nine months ended September 30, 2025, we used $6.9 million of cash for investing activities, primarily related to cash paid of $3.6 million for the purchase of property and equipment and $3.4 million for capitalized internal-use software development costs.

Financing Activities

For the nine months ended September 30, 2026, our financing activities used $7.0 million of cash, resulting primarily from $6.8 million used for repurchases of Class A common stock.

For the nine months ended September 30, 2025, our financing activities used $7.0 million of cash, resulting primarily from $4.9 million used for repurchases of Class A common stock and $1.5 million used for earnout payments related to the 2021 iQuue acquisition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026.

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

Payments we receive by check or automated clearing house payments, and payment terms are determined by individual contracts and range from due upon receipt to net 30 days. When payment terms are significantly extended or differ from general terms, we evaluate the existence of a significant financing component in the contract and recognizes any related financing receivable within other assets in the condensed consolidated balance sheet. Taxes collected from customers and remitted to governmental authorities are not included in reported revenue. Payments received from customers in advance of revenue recognition are reported as deferred revenue.

We apply the practical expedient that allows for inclusion of the future auto-renewals in the initial measurement of the transaction price. We only apply these steps when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to a customer.

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

The fair value of the reporting unit used in this impairment test was determined using a combination of an income approach and market-based approach. The mix between the two approaches requires significant judgment. As a result of these tests, we recorded a goodwill impairment charge of $24.9 million during the three months ended March 31, 2025.

The significant assumptions used in determining the fair value of the reporting unit under the income approach primarily relate to the revenue growth rate, forecasted EBITDA, and the discount rate used in the discounted cash flow model. The market approach is based on our market capitalization as of the measurement date, adjusted for a control premium. The significant assumptions used in the market approach primarily relate to the selected control premium.

To the extent that inputs and assumptions used in the analysis change, such as an increased discount rate, updated cash flow projections, or decreases to guideline companies’ multiples, additional impairment charges may be recorded in the future. In addition, a further decrease in our common stock share price and market capitalization or significant changes to the Company's long-term forecast could be an indicator of a decrease in the fair value of our equity.

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and revenue and EBITDA multiples require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates have inherent uncertainties as they may be based on varying assumptions which could lead to materially different results. Our goodwill balance was $92.3 million as of September 30, 2026 and December 31, 2025.

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

Stock-Based Compensation

Our stock-based compensation relates to stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") granted to our employees and directors. Stock-based awards are measured based on the grant date fair value. We estimate the fair value of stock option awards on the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is based on the grant date fair value of the stock price. The fair value of these awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest. Forfeitures are recognized as they occur by reversing previously recognized compensation expense.

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

We will remain an “emerging growth company” under the JOBS Act until the earliest of (a) the last day of the fiscal year following the fifth anniversary of the initial public offering by FWAA, our predecessor entity, which closed on February 9, 2021, (b) the last day of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. Based on the fifth anniversary of the initial public offering of our predecessor entity, we expect to cease to be an emerging growth company on December 31, 2026.

Recent Accounting Pronouncements

See Note 2 Significant Accounting Policies - Recent Accounting Guidance for more information.

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

Interest Rate Fluctuation Risk

As of September 30, 2026, we had cash and cash equivalents of approximately $89.2 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would increase our annual interest income by $8.9 million, or decrease our annual interest income by $0.4 million, based on our cash position as of September 30, 2026.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Unregistered Sales of Equity Securities

None.

(c)
Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
July 1 - July 31, 2026	-	$-	-	$25,000
August 1 - August 31, 2026	1,646	$1.43	1,646	$22,667
September 1 - September 30, 2026	849	$1.26	849	$21,609
Total	2,495		2,495

(1) In July 2026, our board of directors authorized the repurchase of up to $25,000,000 of our Class A common stock. Repurchases under the program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The repurchase program does not have an expiration date and may be suspended at any time at our discretion. Refer to Note 7 — Convertible Preferred Stock and Equity in Part I, Item 1 of this Report for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 – Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6 - Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	August 30, 2021
3.2	Amended and Restated Bylaws.	8-K	3.1	November 17, 2025
10.1†	Amended and Restated Employment Agreement, dated as of April 22, 2026, by and between SmartRent, Inc. and Natalie Cariola.	10-Q	10.1	May 6, 2026
10.2†	SmartRent, Inc. 2021 Equity Incentive Plan, as amended and restated.	8-K	10.1	May 13, 2026
10.3†	SmartRent, Inc. 2021 Employee Stock Purchase Plan, as amended and restated.	10-Q	10.3	August 5, 2026
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.2	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of November 2026.

SmartRent, Inc.

By:	/s/ Frank Martell

Frank Martell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daryl Stemm

Daryl Stemm
Chief Financial Officer
(Principal Financial and Accounting Officer)